Form 10-Q
period 1995-04-01
CANDELA LASER CORP
filed 1995-05-15
CIK 793279

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarter ended April 1, 1995.
                                  OR
[    ]     Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
           For the transition period from ___________ to ___________.

                   Commission file number 0-14742
                      CANDELA LASER CORPORATION
       (Exact name of registrant as specified in its charter)

       Delaware                                       04-2477008
       (State or other jurisdiction       (I.R.S. Employer Identification No.)
       of incorporation or organization)

       530 Boston Post Road, Wayland, Massachusetts          01778
       (Address of principal executive offices)              (Zip code)

       Registrant's telephone number, including area code:  (508) 358-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
       ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                           Outstanding at May 10, 1995
   Common Stock, $.01 par value                      5,233,086

                        CANDELA LASER CORPORATION
                                  Index

                                                             Page(s)
                                                             -------
Part I.    Financial Information:

   Item 1. Consolidated Balance Sheets                         2

           Consolidated Statements of Operations               3

           Consolidated Statements of Cash Flows               4

           Notes to Consolidated Financial Statements          5-6


   Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations     7-8


Part II.   Other Information:

   Item 1. Legal Proceedings                                   9

   Item 6. Exhibits and Reports on Form 8-K                    9

                       CANDELA LASER CORPORATION
                 Condensed Consolidated Balance Sheets
                            (in thousands)
                                                  April 1,       July 2,
                                                    1995          1994
                                                (unaudited)        (1)
                                                  -------        -------
ASSETS
Current assets:
   Cash and equivalents                           $ 2,213        $ 3,782
   Accounts receivable                              4,862          7,563
   Notes receivable                                 1,032          1,392
   Inventory                                        6,053          5,401
   Other current assets                               879            596
                                                  -------        -------
       Total current assets                        15,039         18,734

Property and equipment, net                           880          1,002
Other assets                                          428            288
                                                  -------        -------
                                                  $16,347        $20,024
                                                  =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of capital lease obligations   $   114        $   102
   Deferred income                                  1,442          1,879
   Accounts payable                                 2,883          3,992
   Accrued payroll and related expenses               737            916
   Accrued warranty costs                             703            796
   Other accrued liabilities                        1,509          1,611
                                                  -------        -------
       Total current liabilities                    7,388          9,296

Capital lease obligations                             151            203

Stockholders' equity:
   Common stock                                        54             54
   Additional paid-in capital                      18,340         18,326
   Treasury stock                                  (1,574)        (1,574)
   Accumulated deficit                             (8,705)        (6,756)
   Accumulated translation adjustment                 693            475
                                                  -------        -------
       Total stockholders' equity                   8,808         10,525
                                                  -------        -------
                                                  $16,347        $20,024
                                                  =======        =======

(1)  Derived from audited financial statements

The accompanying notes are an integral part of the consolidated financial statements.

                                      -2-

                          CANDELA LASER CORPORATION
                    Consolidated Statements of Operations
                    (in thousands, except per share data)
                                        For the three months     For the nine months
                                         ended (unaudited):       ended (unaudited):
                                        --------------------     -------------------
                                        April 1,    April 2,     April 1,   April 2,
                                          1995        1994         1995       1994
                                        --------    --------     --------   --------
Revenue                                 $ 7,103     $ 7,620      $19,060    $21,452
Cost of sales                             3,464       4,131       10,818     11,444
                                        --------    --------     --------   --------
Gross profit                              3,639       3,489        8,242     10,008

Operating expenses:
  Research and development                1,289         957        3,190      2,859
  Selling, general and administrative     2,348       2,301        7,101      6,721
                                        --------    --------     --------   --------
    Total operating expenses              3,637       3,258       10,291      9,580
                                        --------    --------     --------   --------
Income (loss) from operations                 2         231       (2,049)       428

Other income (expense):
  Interest income                            12          18           47         69
  Interest expense                          (11)        (14)         (28)       (33)
  Other                                     108          74          181         89
                                        --------    --------     --------   --------
    Total other income (expense)            109          78          200        125
                                        --------    --------     --------   --------
Income (loss) before income taxes           111         309       (1,849)       553
Provision for income taxes                  100         120          100        220
                                        --------    --------     --------   --------
Net income (loss)                       $    11     $   189      $(1,949)   $   333
                                        ========    ========     ========   ========

Net income (loss) per share             $  0.00     $  0.04      $ (0.37)   $  0.06
                                        ========    ========     ========   ========

Weighted average number of common and
  common equivalent shares outstanding    5,232       5,225        5,227      5,206
                                        ========    ========     ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                                      -3-

                       CANDELA LASER CORPORATION
                 Consolidated Statements of Cash Flows
                            (in thousands)
                                                       For the nine months ended:
                                                              (unaudited)
                                                       -------------------------
                                                       April 1,         April 2,
                                                         1995             1994
                                                       --------         --------
Cash flows from operating activities:
  Net income (loss)                                    $(1,949)         $  333
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
    Depreciation and amortization                          455             445
    Change in assets and liabilities:
      Accounts receivable                                2,701            (320)
      Notes receivable                                     360             928
      Inventory                                           (760)            349
      Refundable income taxes                               ---          1,359
      Other current assets                                (283)            140
      Other assets                                        (140)             21
      Accounts payable                                  (1,109)            796
      Accrued payroll and related expenses                (179)           (131)
      Deferred income                                     (437)           (241)
      Accrued warranty costs                               (93)           (471)
      Other accrued liabilities                           (102)         (1,301)
                                                       --------         -------
        Total adjustments                                  413           1,574
                                                       --------         -------
Net cash provided by (used for) operating activities    (1,536)          1,907

Cash flows from investing activities:
  Payments for additions to property and equipment        (192)           (166)
                                                       --------       -------
Net cash used for investing activities                    (192)           (166)

Cash flows from financing activities:
  Payments of capital lease obligations                    (73)          (85)
  Proceeds from issuance of common stock, net               14            42
                                                       --------       -------
Net cash used for financing activities                     (59)          (43)

Accumulated translation adjustment                         218            25
                                                       --------       -------
Net increase (decrease) in cash and equivalents         (1,569)        1,723
Cash and equivalents at beginning of period              3,782         2,472
                                                       --------       -------
Cash and equivalents at end of period                  $ 2,213        $4,195
                                                       ========       =======

The accompanying notes are an integral part of the consolidated financial statements.

                                      -4-

                       CANDELA LASER CORPORATION
              Notes to Consolidated Financial Statements

1. Basis of Presentation

   The accompanying financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1994, which should be read in conjunction with these statements. The financial information included herein, with the exception of the consolidated balance sheet at July 2, 1994, has not been audited. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three and nine month periods ended April 1, 1995 are not necessarily indicative of the results to be expected for the full year.

2. Inventory

   Inventory consists of the following (in thousands):

                                                  April 1,       July 2,
                                                   1995           1994
                                                (unaudited)        (1)
                                                  -------        -------
   Raw materials                                  $ 2,393        $ 1,907
   Work in process                                  2,074          1,169
   Finished goods                                   1,586          2,325
                                                  -------        -------
                                                  $ 6,053        $ 5,401
                                                  =======        =======

3. Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                  April 1,       July 2,
                                                   1995           1994
                                                (unaudited)        (1)
                                                  -------        -------
   Leasehold improvements                         $   190        $   187
   Office furniture & equipment                       622            614
   Laser systems                                      483            454
   Equipment                                        2,773          2,586
                                                  -------        -------
     Total                                        $ 4,068        $ 3,841

   Less accumulated depreciation and amortization   3,188          2,839
                                                  -------        -------
                                                  $   880        $ 1,002
                                                  =======        =======

(1)  Derived from audited financial statements

                                      -5-

                       CANDELA LASER CORPORATION
              Notes to Consolidated Financial Statements
                             (Continued)

4. Net Income Per Common and Common Equivalent Share

   Net income per share is computed by dividing net income by the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding. Common stock equivalents include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds.

                       CANDELA LASER CORPORATION
                Management's Discussion and Analysis of
             Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents at April 1, 1995 decreased to $2,213,000 from $3,782,000 at July 2, 1994. Cash used for operating activities of $1,536,000 resulted primarily from a net loss of $1,949,000 and payments of approximately $1,700,000 related to accounts payable and technology license and regulatory rights acquisitions during the nine month period. These uses of net cash were partially offset by an increase in collection of accounts receivable of $2,701,000.

The Company believes its existing funds are sufficient to meet the operating requirements of the Company for the foreseeable future.

RESULTS OF OPERATIONS

Revenue for the three and nine months ended April 1, 1995 was $7,103,000 and $19,060,000, respectively, a decrease of 7% and 11% from revenue of $7,620,000 and $21,452,000 in the comparable periods of fiscal 1994. These decreases result primarily from volume reductions in certain markets as well as changes in product mix toward lower priced products.

Gross margin increased to 51% in the three months ended April 1, 1995 from 46% for the same period of fiscal 1994. In the nine months ended April 1, 1995, gross margin decreased to 43% from 47% for the same period of fiscal 1994. Although gross margin improved in the third quarter of fiscal 1995 as a result of a change in the product mix toward higher margin products, gross margin for the nine months remained unfavorable due to a the change in the product mix toward lower margin products during the first six months of fiscal 1995, as well as lower overall product prices.

Research and development spending of $1,289,000 and $3,190,000 for the three and nine month periods ended April 1, 1995 increased 35% and 12% from spending of $957,000 and $2,859,000 in the same periods in fiscal 1994. The increases are primarily a result of increased spending on project materials for new product development as well as labor and related expenses resulting from a reduction in force during the third quarter of fiscal 1995. As a result of both increased spending and lower revenue, research and development expenses as a percentage of revenue increased to 18% and 17% in the three and nine months ended April 1, 1995 from 13% for the comparable periods of fiscal 1994.

Selling, general and administrative spending of $2,348,000 for the three months ended April 1, 1995 was consistent with spending of $2,301,000 for the same period of fiscal 1994. For the nine month period, selling, general and administrative spending increased 6% to $7,101,000 in fiscal 1995 from $6,721,000 in fiscal 1994. This increase is primarily attributable to higher worldwide selling expenses. As a percentage of revenue, selling, general and administrative expenses increased to 33% and 37% for the three and nine month periods of fiscal 1995 from 30% and 31% for the same periods of fiscal 1994, principally due to the decrease in revenue.

                       CANDELA LASER CORPORATION
                Management's Discussion and Analysis of
             Financial Condition and Results of Operations
                              (continued)

Interest income decreased 33% and 32% for the comparative three and nine month periods, respectively. This decrease resulted from lower average cash balances during the periods, as well as interest on tax refunds received during fiscal 1994. Other income (expense) results primarily from foreign currency transactions.

OTHER MATTERS

The Company is currently under investigation by the Federal Aviation Administration (FAA) regarding a potential violation of Federal hazardous materials transportation laws. The incident under investigation occurred on March 31, 1995 and involved the packaging and labeling procedures of a substance included in certain of the Company's dye products. The investigation is in process and management has not determined the amount of any potential penalties. See Legal Proceedings.

                       CANDELA LASER CORPORATION
                      Part II   Other Information

Item 1 Legal Proceedings

       In April 1995, the Company received notification from the Federal Aviation Administration (FAA) that it is conducting an investigation into the circumstances surrounding a potential violation by the Company of Federal hazardous materials transportation laws which occurred on March 31, 1995. The investigation relates to the shipment of a substance contained in certain of the Company's dye products which, when transported in air commerce, is required to be declared as a hazardous material and is also subject to certain shipping, packaging and labeling procedures. The purpose of the investigation is to determine if the Company violated Federal Regulations regarding the packaging and labeling of such material. Under provisions of the law, the Company could be subject to civil penalties. The investigation is ongoing and the amount of any potential penalties has not been determined.

       There have been no other material developments in the legal proceedings previously reported by the Company.

Item 6 Exhibits and Reports on Form 8-K

       (a) Exhibits

           None.

       (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended April 1, 1995.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CANDELA LASER CORPORATION
                              Registrant

Date:  May 11, 1995           Kenneth D. Roberts
                              ------------------
                              By:  Kenneth D. Roberts
                                   Chairman of the Board

Date:  May 11, 1995           Michael J. Giarratano
                              ---------------------
                              By:  Michael J. Giarratano
                                   Vice President Finance, Chief
                                   Financial Officer and Treasurer