Form 10-K
period 1995-07-01
CANDELA LASER CORP
filed 1995-09-29
CIK 793279

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

            Annual Report pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
               For the fiscal year ended July 1, 1995

                   Commission file number 0-14742
                      CANDELA LASER CORPORATION
       (Exact name of registrant as specified in its charter)

Delaware                                               04-2477008
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

530 Boston Post Road, Wayland, Massachusetts           01778
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (508) 358-7400

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 par value
                   Common Stock Purchase Warrants
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K. [   ]

As of September 22, 1995, 5,238,807 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 22, 1995, based upon the closing price of such stock on The NASDAQ Stock Market on that date, was approximately $10,840,000.

                 DOCUMENTS INCORPORATED BY REFERENCE

Documents                                         Form 10-K Reference
---------                                         -------------------
Proxy Statement for the Annual Meeting of
  Shareholders to be held on November 16, 1995    Part III

                EXHIBIT INDEX IS LOCATED ON PAGE 40

                               PART I

Item 1.  Business

General

  Candela Laser Corporation (the "Company") is in the business of providing medical solutions through the application of a variety of technologies. The Company designs, manufactures, markets and services lasers for a variety of medical applications. The Company also licenses medical products and sells them through its worldwide distribution network and utilizes externally funded resources to support the development of new medical and scientific lasers.

  Since its inception in 1970, the Company has designed and marketed custom and scientific lasers, and since 1984 has designed and marketed laser systems for medical applications. In June 1987, the Company commercially introduced its urology laser system to treat kidney stones, and in March 1988 it commercially introduced a dermatology/plastic surgery laser system to treat vascular skin lesions. The Company has since received United States Food and Drug Administration ("FDA") clearances to market these products for additional applications and has introduced new generations of these laser systems. In December 1990, the Company commercially introduced a new dermatology/plastic surgery laser system to treat pigmented lesions of the skin, such as age spots. The Company has since received FDA clearance to market this laser for the removal of multicolored tattoos. In September 1994, the Company also received FDA clearance to market an alexandrite laser for the treatment of tattoos, and subsequently received FDA clearance to market this laser for the treatment of Nevus of Ota and pigmented lesions like Nevus of Ota. In April 1995, the Company received FDA clearance to market a new dermatology/plastic surgery laser system to treat leg veins. The Company has a number of different lasers under development including pulsed dye lasers and solid state lasers. The Company plans to continue to apply its technical expertise to develop systems for providing new clinical solutions.

  The Company continues to build on its strengths in urology and dermatology/plastic surgery. Accordingly, the Company has entered into several strategic alliances that were aimed at acquiring new and complementary products to enhance the Company's position in these markets.

  During fiscal 1994, the Company's position in the urology market was strengthened with the addition of two FDA cleared cryogenic devices for the treatment of prostatic tissue and liver metastases. The LCS 3000, which has FDA clearance for ablation of prostatic tissue and the treatment of liver metastases, and the LCS 2000, which has FDA clearance for the treatment of liver metastases, both employ the precise application of extreme cold to destroy diseased tissue. In October 1993, the Company entered into an agreement with Cryogenic Technology Limited ("Cryotech") that gave the Company the exclusive worldwide (except the United Kingdom) right to distribute these two cryosurgical devices. Cryotech has since been subject to liquidation proceedings in the United Kingdom and, in August 1995, Spembly Medical Limited ("Spembly") entered into an agreement to purchase the assets of Cryotech, including the rights to the LCS 3000 and LCS 2000. The Company and Spembly have entered into an agreement in principal under which Spembly will manufacture a line of cryosurgical devices essentially similar to the former Cryotech LCS 3000 and LCS 2000 which the Company will market. Under the proposed agreement, the Company will have exclusive rights to distribute these devices in certain geographical areas. There can be no assurance, however, that the Company will enter a definitive agreement with Spembly.

  In the dermatology/plastic surgery market, the Company has pursued opportunities to build on its strengths in worldwide distribution as well as acquire new technology. In October 1993, the Company, through its wholly owned Japanese subsidiary, Candela KK, entered into an agreement with Laser Industries, Ltd. that gives Candela KK the exclusive right to distribute Laser Industries Nd:Yag and CO2 surgical lasers, surgical ultrasound aspirator and all related accessories for these products in Japan. Marketed under the Sharplan tradename, this agreement leverages the Company's distribution strength in Japan. Also, in June 1994, the Company entered into an agreement to acquire certain assets from Derma-Lase, Ltd. The assets acquired are principally the rights to market FDA cleared products which enable the Company to market a broad line of lasers to treat tattoos and pigmented lesions. These agreements leverage the Company's strengths in worldwide distribution and service as well as its strong position in the dermatology/plastic surgery market.

  The Company markets and services its products in the United States through both a direct sales force and independent distributors. Internationally, the Company markets and services its products through regionally managed independent distributors, except in Japan, where Candela KK, in combination with a network of independent distributors, markets and services the products.

  In August 1995, the Company incorporated a wholly owned subsidiary, Candela Skin Care Centers, Inc., for the purpose of establishing a chain of laser cosmetic centers both in the United States and abroad. It is intended that these centers will be staffed by board certified dermatologists and plastic surgeons and will offer a complete range of laser cosmetic treatments in non-hospital settings. The first center will be located in Massachusetts and is expected to open in the second quarter of fiscal 1996.

Background and Technology

  Lasers are optical devices which produce intense and narrow beams of light. A laser consists of an active medium, such as a crystal, gas or liquid, that amplifies light when excited by an external energy source (usually either an optical source, such as a flashlamp, or an electric discharge). Light emitted by the active medium is reflected inside the laser cavity, causing the intensity of the light to increase and form usable output. Lasers are used in an increasing number of diverse applications.

  Cryosurgical devices use subzero temperatures to destroy abnormal tissue. This tissue is then left in situ to be sloughed or reabsorbed by the body. Cryosurgical devices typically use liquid nitrogen or other refrigerants to create a freezing environment. Cryosurgical devices are also used in an increasing number of diverse applications, with procedures ranging from topical dermatological treatments to the use of cryoprobes in minimally invasive surgery.

Commercialized Medical Products

  The Company's research and development efforts, in conjunction with related research at leading medical institutions, have resulted in the development and commercialization of the Company's medical laser systems. The Company has also commercialized a number of laser systems and cryosurgical devices through strategic alliances with other companies. The Company's medical products include the following:

  LaserTripter [TM]. The Company's LaserTripter model MDL 3000 is the most recent generation of the Company's urology laser system. It employs a photoacoustic effect to fragment kidney and biliary stones with little or no damage to surrounding soft tissue. The laser operates at a wavelength that is selectively absorbed by the stones and not the tissue. The effectiveness of the LaserTripter is not limited by location, composition or the number of stones.

  The Company believes that its urology laser system offers advantages over the current alternative treatment techniques for kidney stones which include surgical intervention, extracorporeal shock wave lithotripsy ("ESWL") and endoscopic techniques. ESWL uses externally generated shock waves to break stones in the kidney, allowing fragments to be passed by the patient. However, ESWL equipment is more expensive to purchase and install than the Company's system. In addition, it may not be as effective as the LaserTripter in treating ureteral stones in the lower two-thirds of the ureter because the stones are difficult to localize with ESWL technology. Current endoscopic techniques include: baskets; electrohydraulic lithotripters ("EHL") which employ a high voltage discharge, and ultrasonic lithotripters ("UL") which use a rigid metallic probe vibrating at ultrasonic frequency. EHL's high-voltage discharge can cause incidents of perforation of the ureter, and UL's heat generation can cause damage to the surrounding soft tissue.

  LaserTripter Related Products. The following is a partial list of accessory products that the Company offers for sale in conjunction with its LaserTripter:

    MiniScope [TM] Plus: one of the smallest semi-rigid ureteroscopes on the market, it is used with the LaserTripter in the treatment of kidney stones.

    RadioGold [TM] Fibers: an optical fiber with a gold-coated distal end designed to allow physicians to see the fiber under fluoroscopy which provides increased safety and ability to manage especially difficult cases.

  Vascular Lesion Laser. The SPTL-1b is the Company's latest generation of laser systems for the treatment of benign vascular lesions of the skin. These lesions are characterized by the presence of abnormal blood vessels that lie beneath the surface of the skin. Port wine stains are congenital lesions that appear as light pink lesions at birth and progressively darken and roughen with age. Telangiectasia, or "spider veins," are vascular lesions that develop with age on many people over the age of 30.

  The SPTL-1b is available with a variety of handpieces, including 10mm, 7mm, 5mm, 3mm, and 2mm, providing fast and effective treatment of large and small lesions.

  The Company's SPTL-1b utilizes what is known as selective photothermolysis to treat vascular skin lesions. Selective photothermolysis allows for the destruction of specific abnormal blood vessels, accomplished by using a specific wavelength, pulse duration and energy level to ensure sufficient destruction of the abnormal blood vessels while avoiding damage to the surrounding normal skin. This treatment can be used on people of all ages and has been particularly effective in treating infants and young children with unwanted birthmarks.

  Pigmented Lesion Laser/TatuLAZR. The Pigmented Lesion Laser/TatuLAZR, or PLTL, is two lasers packaged and marketed as a single dermatology/plastic surgery laser system. It includes a pulsed dye laser, as well as a Q-switched alexandrite laser. The pulsed dye laser is used to treat benign pigmented skin lesions and red and related color tattoos. Benign pigmented skin lesions result from the proliferation of non-malignant pigmented cells and include cafe au lait birthmarks, freckles and age spots. Similar to the Company's SPTL-1b laser described above, this laser effectively treats benign pigmented lesions by utilizing selective photothermolysis to injure the abnormal pigmented cells while avoiding damage to the surrounding skin. The Q-switched alexandrite is used to treat multicolored tattoos, such as blue, black and green, the most common colors used in both amateur and professional tattoos. The Q-switched alexandrite, using the same principle of selective photothermolysis described above, destroys the tattoo dye while avoiding damage to surrounding skin.

  YAGLAZR-400, YAGLAZR-600, RUBYLAZR. The Company introduced the YAGLAZR-400, YAGLAZR-600 and RUBYLAZR in July 1994. These products, which result from the Company's acquisition of rights from Derma-Lase, join the Company's SPTL-1b and PLTL to offer the dermatology/plastic surgery market the widest range of laser wavelengths for the treatment of cutaneous lesions and tattoos.

  ScleroLASER. The Company received FDA clearance to market its ScleroLASER for the treatment of leg veins in April 1995. The ScleroLASER is a tunable, flashlamp pumped dye laser which is designed to treat leg veins up to 1mm in size and features a unique elliptical spot designed to fit the linear configuration of the target vessels. Currently, the most common therapy for the treatment of leg veins is sclerotherapy. This treatment consists of a needle injection of a chemical directly into the vessels and is often painful for the patient.

  LCS 3000. The LCS 3000 is a cryosurgical system that is FDA cleared for the ablation of prostatic tissue and treatment of liver metastases. It employs up to five independently controlled reusable probes to destroy diseased tissue by the precise application of extreme cold. The probes are available in a variety of shapes and sizes and are color coded for ease of use.

  LCS 2000. The LCS 2000 is a cryosurgical system that is FDA cleared for the treatment of liver metastases. The LCS 2000 offers similar features to the LCS 3000, except that it operates with only two probes.

Medical Products Under Development

  The Company has developed, and continues to develop, new medical products and applications for its existing products. As the Company learns of possible new medical applications of interest, it evaluates the applications and, if appropriate, assembles a team to research and develop a new product or application in cooperation with leading physicians and medical institutions.
The Company is currently conducting research on a number of applications of interest. The Company believes that its advanced laser research and engineering activities are important to maintain and enhance the Company's technical expertise.

  Where required, the Company is conducting these clinical research efforts under Investigational Device Exemptions (IDE's) granted by the FDA. The Company must, in many instances, receive FDA clearance before commercializing the applications cited above and believes that it can obtain such clearances for its products, but there can be no assurance that such clearances will be received. See "Government Regulations."

Medical Research Agreements

  The Company has conducted joint research with physicians at Massachusetts General Hospital ("MGH"), the New England Medical Center, Boston University School of Medicine, University of California, the Childrens Hospital and elsewhere under research agreements. Generally, when the Company enters into research agreements, the Company has rights to acquire exclusive licenses to any jointly developed technology and may pay a royalty to the institution. The Company anticipates continuing joint research and licensing arrangements with medical research institutions.

  In addition to internally funded research projects, the Company has received a number of Small Business Innovation Research ("SBIR") grants and contracts to explore the feasibility of extending its laser technology to new applications. Research is being conducted with several different types of lasers, including pulsed dye lasers and solid state lasers.

Marketing and Service

  North America. The Company markets its medical systems through both a direct sales force and independent distributors. With the exception of the geographic areas covered by independent distributors, the Company has direct sales representatives with territories covering all of North America. The independent distributors, who have significant medical laser distribution experience, have exclusive arrangements for their geographic areas.

  The Company's focus is on optimizing patient care and physician productivity. The Company maintains a staff of nurse clinicians to train customers. In addition, the Company conducts and participates in regional workshops where physicians knowledgeable in the use of the Company's systems instruct other doctors in their use.

  Promotional activities conducted by the Company include direct mail, workshops, presentations at trade shows, and in-vitro demonstrations at medical conventions.

  International. The Company sells a significant portion of its medical systems outside the United States. The Company has a wholly owned Japanese subsidiary that coordinates the activities of several Japanese distributors. In addition, the Company has a branch office in Singapore to develop and maintain independent distributor relationships throughout the Asia Pacific region. The Company has a branch office in The Netherlands to develop and maintain independent distributor relationships in Europe, the Middle East and Africa. International revenue was approximately as follows during the last three fiscal years:

                                  1995         1994         1993
                              -----------  -----------  -----------
  International revenue:
    Total                     $13,772,000  $15,091,000  $15,775,000
    As percentage of revenue      52%          51%          48%

  See also Note 9 to the Company's Consolidated Financial Statements.

  Service. The Company's principal service center and depot is located at its Massachusetts headquarters. In addition, the Company has direct service representatives throughout the United States and a depot at its wholly owned subsidiary in Japan. The Company's independent distributors maintain depot and service representatives adequate to cover their installed systems and have primary responsibility to service such systems. The Company's recommended preventive maintenance, coupled with continuing technical education for service representatives, help to ensure product reliability.

Manufacturing and Suppliers

  The Company's manufacturing operations consist principally of the assembly and testing of components purchased from outside suppliers. The Company also manufactures certain power supplies and other subassemblies used in its products.

  The Company depends upon, and will continue to depend upon, a number of outside suppliers for the components that it has used to assemble laser systems produced to date, and for products it may manufacture. In addition, the Company relies upon a single source for its cryosurgical products, as well as some other components. To date, the Company has not experienced, nor does it expect, any significant delays in obtaining dyes, optical and electro-optical components, electronic or any other components and raw materials for its products, most of which are available from multiple well-established sources. There can be no assurance, however, that the Company's supplies of components, raw materials and cryosurgical products will continue to be available in sufficient quantities and in a timely manner in the future.

Competition

  Competition in the medical industry is intense, and technological developments are expected to continue at a rapid pace. The Company utilizes proprietary technology, product features, performance and price in addition to its market reputation as competitive methods depending upon the product, market or geographic area in which it is competing. The Company competes against other manufacturers, some of which may have greater financial, marketing, and technical resources than the Company, as well as against alternative medical technologies. In addition, some companies have developed, and other established companies may attempt to develop, products for the same medical applications as the Company's systems.

Patents and Proprietary Information

  The Company owns United States and foreign patents for its urology and benign vascular and pigmented lesion dermatology/plastic surgery laser systems and United States patents for endoscopes. The Company also has several other United States and foreign patents and pending patent applications for other medical laser systems. The Company treats its design and technical data as confidential, and relies on nondisclosure safeguards, such as confidentiality agreements, laws protecting trade secrets and noncompetition agreements to protect proprietary information. There can be no assurance, however, that these measures will adequately protect the Company's technology or that others will not independently develop such technological expertise.

  The Company is a licensee under patent license agreements that grant the Company rights to use certain laser technologies and applications. Under these license agreements, the Company has paid, and continues to pay, royalties.

  Under the federal government's SBIR program, the Company retains rights to any invention and the ownership of all data developed. In return, the government receives a royalty-free license on any patent for federal government use and it reserves certain other rights, including the right to require the Company to license others to use the technology in certain limited circumstances.

Governmental Regulation

  The Company's products are subject to government regulation in the United States and other countries. In order to manufacture, clinically test and market products for human diagnostic and therapeutic use, the Company must comply with mandatory regulations and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, products must meet regulatory standards as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant clearance for the sale of the Company's products or that the length of time the process will require will not be extensive. The Company has met FDA requirements under the 510(k) procedure for the products it is currently marketing.

  There are two principal methods by which FDA regulated medical devices may be marketed in the United States. One method is an FDA premarket notification filing under Section 510(k) of the Food, Drug and Cosmetics Act. Applicants under the 510(k) procedure must demonstrate that the device for which clearance is sought is substantially equivalent to devices on the market pursuant to a 510(k) procedure or prior to the medical device legislation of 1976. The review period for a 510(k) application is 90 days from the date of filing the application, although such review periods have often been extended.
Applications filed pursuant to 510(k) are often subject to questions and requests for clarification that can extend the review period beyond the initial review period. Marketing of the product must be deferred until written clearance is received from the FDA. In some instances, an IDE is required for clinical trials for a 510(k) notification.

  The alternate method, where section 510(k) is not available, is to obtain premarket approval ("PMA") from the FDA. Under the PMA procedure, the applicant must obtain an IDE before beginning the substantial clinical testing that is required to determine the safety and efficacy. The preparation of a PMA application is significantly more complex and time consuming than the 510(k) application. The review period under a PMA application is 180 days from the date of filing, although such review times have been substantially extended recently. The FDA often responds with requests for additional information or clinical reports, which can extend the review period beyond the initial review period.

  In addition, the Company is required to obtain FDA approval to conduct clinical studies with certain of the medical laser systems it has under development. All of these products will require filing of a 510(k) or PMA for commercialization of the product, and some may require the filing of an IDE with the FDA. The Company is currently approved to conduct clinical studies under the IDE regulations. There can be no assurance that the appropriate approvals from the FDA will be granted for the Company's products or that the process to obtain such approvals will not be excessively expensive or lengthy. The failure to receive requisite approvals for the Company's products or processes, when and if developed, or significant delays in obtaining such approvals would prevent the Company from commercializing new products as anticipated and would have a materially adverse effect on the business of the Company.

  The FDA also imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting requirements. The FDA also may require postmarket testing and surveillance programs to monitor a product's effects.

  The Company is also subject to regulation under the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health ("CDRH") of the FDA, which requires laser manufacturers to file new product and annual reports; to maintain quality control, product testing and sales records; to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to an end-user as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. The CDRH is empowered to seek fines and other remedies for violations of the regulatory requirements. The Company believes that it has complied in all material respects with CDRH requirements.

  Foreign sales of the Company's laser systems are subject in each case to the regulatory requirements of the FDA and the recipient country. These vary widely among the countries and may include technical approvals, such as electrical safety, as well as the demonstration of clinical efficacy. The Company is currently working to meet foreign country regulatory requirements for certain of its products. There can be no assurance that additional approvals will be obtained.

Research and Development

  During the past three fiscal years, the Company spent the following amounts on Company-sponsored and federal government SBIR-sponsored research:

                                                 1995        1994        1993
                                              ----------  ----------  ----------
Company-sponsored research and development    $3,733,000  $3,810,000  $4,562,000

SBIR-sponsored research and development       $  443,000  $  937,000  $  769,000

  Under the SBIR Program, a portion of a federal agency's research and development budget is awarded to small businesses that have 500 or fewer employees. There are two phases to an SBIR award: Phase I provides funding for determining the scientific and technical merit and feasibility of a proposed idea; and Phase II provides funding to further develop a proposed idea, taking into consideration the scientific and technical merit and feasibility evidenced by Phase I results. After completion of the two phases using government funds, the Company is expected to commercialize the new product using funds generated by the Company.

Customers

  The Company's customers include distributors, hospitals and medical doctors. The Company is not dependent upon any single customer. See Note 9 to the Company's Consolidated Financial Statements.

Backlog

  The Company does not believe that backlog is necessarily indicative of trends in its business.

Employees

  As of July 1, 1995, the Company had 123 full-time employees of which 17 were in research, development and engineering, 39 were in manufacturing and quality assurance, 23 were in service, 32 were in sales and marketing, and 12 were in finance and administrative positions. None of the Company's employees is represented by a union, and the Company believes its relationship with its employees is good.

Executive Officers

  The current executive officers of the Company are as follows:

Name                  Age   Position
-------------------   ---   ------------------------------------------------
Gerard E. Puorro      48    President, Chief Executive Officer and Director

Judith A. Bednarz     49    Vice President, Marketing

Paul M. DeLuca        48    Vice President, Manufacturing

James C. Hsia, Ph.D   49    Senior Vice President, Research

William B. Kelley     40    Vice President, North American Sales and Service

Diane M. Marcou       29    Corporate Controller and Treasurer

Richard J. Olsen      62    Senior Vice President and Assistant Secretary

Kenji Shimizu         42    Executive Vice President

  Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors are duly elected and qualified, subject to earlier removal by the Board of Directors. There are no family relationships among any of the executive officers or directors of the Company.

  Mr. Puorro was appointed a Director of the Company in September 1991. Mr. Puorro has been President and Chief Executive Officer of the Company since April 1993. From April 1989 until April 1993, he was Senior Vice President and Chief Financial Officer of the Company. He was elected Chief Operating Officer in December 1992. Prior to joining the Company, and since 1982, he was Vice President and Controller at Massachusetts Computer Corporation.

  Ms. Bednarz was appointed Vice President, Marketing in July 1995. She has been with the Company since November 1988 and previously held the positions of Marketing Director and Group Product Director. From 1976 to 1988, Ms. Bednarz held marketing management positions at Lifeline Systems, Inc., Dyonics and Instrumentation Lab, Inc.

  Mr. DeLuca has been Vice President, Manufacturing since January 1993. He has been with the Company since August 1989 and was previously Director of Manufacturing. From 1981 to 1989, Mr. DeLuca held manufacturing management positions with Technology for Imaging, Inc. and Kontron Instruments, Inc.

  Dr. Hsia has been Senior Vice President, Research, of the Company since July 1991. He has been with the Company since October 1985, and was previously Vice President, Research and Development. Prior to joining the Company, and since 1982, he was Vice President, Research and Development at Laser Science, Inc.

  Mr. Kelley has been Vice President, North American Sales and Service, since April 1993. From January 1993 until April 1993 he was Vice President, Domestic Sales. He has been with the Company since 1987 and previously held the positions of National Sales Manager and Eastern Regional Sales Manager. Prior to joining the Company, Mr. Kelley held a number of sales and sales management positions in the medical industry.

  Ms. Marcou, a certified public accountant, was appointed Corporate Controller and Treasurer in July 1995. She has been with the Company since November 1991 and previously held the positions of Group Finance Director and Manager, Financial Accounting and Reporting. Prior to joining the Company, she was a Senior Associate at Coopers & Lybrand.

  Mr. Olsen has been Senior Vice President of the Company since July 1995. He has been with the Company since May 1985 and previously held the positions of Vice President, Corporate Development and Chief Financial Officer.

  Mr. Shimizu has been Executive Vice President of the Company since April 1993. He has been with the Company since March 1987 and was previously Vice President, International Sales and Marketing. From 1977 to 1987, he was employed by Nippon Infrared Industries, Ltd. of Tokyo.


Item 2.  Properties

  The Company leases two adjacent facilities totaling approximately 60,000 square feet for its operations in Wayland, Massachusetts, which is located approximately 20 miles west of Boston. Effective September 1995, the Company has terminated the lease on one facility totaling approximately 25,000 square feet and has consolidated operations into the remaining facility. The lease on this facility expires in March 1996, and the Company has an option to renew the lease for a period of two years at a market rate rental at the time of exercise. Management of the Company believes that its current facilities are suitable and adequate for its near-term needs.


Item 3.  Legal Proceedings

  In April 1995, the Company received notification from the Federal Aviation Administration (FAA) that it is conducting an investigation into the circumstances surrounding a potential violation by the Company of Federal hazardous materials transportation laws which occurred on March 31, 1995. The investigation relates to the shipment of a substance contained in certain of the Company's dye products which, when transported in air commerce, is required to be declared as a hazardous material and is also subject to certain shipping, packaging and labeling procedures. The purpose of the investigation is to determine if the Company violated Federal Regulations regarding the packaging and labeling of such material. Under provisions of the law, the Company could be subject to civil penalties. The investigation is ongoing and the amount of any potential penalties has not been determined. The Company has complied with and been cooperative with all requests of the FAA.

Item 4.  Submission of Matters to a Vote of Security Holders

  During the fourth quarter of fiscal 1995, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                               PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

  The Company's common stock trades on The NASDAQ Stock Market under the symbol "CLZR."

  At September 22, 1995, there were 502 holders of record of the Company's common stock and the last sales price of the Company's common stock was $3 15/16 on that day.

  The following table sets forth quarterly high and low prices of the common stock for the indicated fiscal periods:

                                1995                   1994
                         -----------------      ------------------
                          High       Low         High         Low
                         ------    -------      ------    --------
  First Quarter          $4 1/4    $2 5/8       $3 1/2    $1 11/16
  Second Quarter          3 1/4     1 3/8        5 3/4     3
  Third Quarter           2 7/8     1 7/16       4 1/4     3
  Fourth Quarter          3         1 3/4        4 1/8     2  5/8

  The Company has never paid a cash dividend and has no present intention to pay cash dividends in the foreseeable future. The Board of Directors currently intends to retain any future earnings for use in the Company's business.

Item 6.  Selected Financial Data

  The table set forth below contains certain financial data for each of the last five fiscal years of the Company. This data should be read in conjunction with the detailed information, financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

  (in thousands, except per share data)

Statement of Operations Data:     1995      1994       1993      1992      1991
                                --------   -------   --------   -------   -------
Revenue                         $26,466    $29,612   $33,158    $35,410   $36,518
Gross profit                     11,539     13,651    13,434     19,763    20,979
Income (loss) from operations    (1,638)       673    (9,106)     3,809     1,968
Income (loss) before
  extraordinary item             (1,577)       614    (9,208)     2,729     1,509
Net income (loss)                (1,577)       614    (9,208)     3,729     2,039
Income (loss) per share:
  Before extraordinary item        (.30)       .12     (1.78)       .51       .27
  Net income (loss)                (.30)       .12     (1.78)       .70       .37

Weighted average number of
  common and common equivalent
  shares outstanding              5,228      5,208     5,180      5,304     5,490


Balance Sheet Data:               1995      1994       1993      1992      1991
                                --------   -------   --------   -------   -------
Working capital                 $ 8,413    $ 9,438   $ 8,775    $17,611   $13,200
Total assets                     16,325     20,024    20,269     28,697    24,693
Current portion of long-term
  debt                              470        102       114         83        47
Long-term debt                      476        203       305        330       179
Stockholders' equity              9,047     10,525     9,671     18,432    14,263

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal 1995 Compared to Fiscal 1994

  Revenue for fiscal 1995 was $26,466,000, a decrease of 11% from revenue of $29,612,000 in fiscal 1994. This decrease is primarily the result of a change in product mix toward lower priced products offset in part by an increase in unit volume. International revenue as a percentage of total revenue continued to grow in fiscal 1995 representing 52% of revenue in fiscal 1995 versus 51% in fiscal 1994.

  Gross margin decreased to 44% in fiscal 1995 from 46% in fiscal 1994, reflecting the change in product mix toward lower priced products as well as volume decreases in the Company's higher margin urology products.

  Research and development spending decreased 2% to $3,733,000 in fiscal 1995 from $3,810,000 in fiscal 1994. As a percent of revenue, research and development spending increased to 14% in fiscal 1995 from 13% in fiscal 1994. The Company continues to build on its strengths in the urology and dermatology markets and internal development efforts have been refocused accordingly. The Company expects expenditures for research and development to be between 7% and 10% of revenue going forward.

  Selling, general and administrative expenses increased 3% to $9,444,000 in fiscal 1995 from $9,168,000 in fiscal 1994. This increase is primarily attributable to increases in labor and related expenses as a result of an increase in the Company's direct salesforce. As a result of both increased spending and lower revenue, selling, general and administrative spending as a percentage of revenue, increased to 36% in fiscal 1995 from 31% in fiscal 1994.

  Interest income decreased to $69,000 in fiscal 1995 from $97,000 in fiscal 1994 as a result of lower average cash balances. Other income in fiscal 1995 and 1994 results primarily from foreign currency transactions as well as losses relating to the disposal of property and equipment.

  Provision for income taxes in fiscal 1995 results from taxable income in the Company's subsidiary in Japan. Income taxes provided for in fiscal 1994 reflect an effective tax rate of 39%. This is higher than the U.S. statutory rate of 34%, because it includes both foreign taxes, which generally are higher than the U.S. statutory rate, and state income taxes.

  As a result of the foregoing factors, the Company incurred a net loss of $1,577,000, or $0.30 per share in fiscal 1995, compared to net income of $614,000, or $0.12 in fiscal 1994.

Fiscal 1994 Compared to Fiscal 1993

  Revenue for fiscal 1994 was $29,612,000, a decrease of 11% from revenue of $33,158,000 in fiscal 1993. This decrease is primarily the result of reductions in volume and price of the Company's vascular lesion laser due to product maturity and intense competition. In response to this, the Company began selling a revitalized version of this laser in the third quarter of fiscal 1994. During the second half of fiscal 1994, the Company also began marketing a revitalized version of its urology laser and new cryogenic products for the treatment of prostate tissue and liver metastases, which the Company is selling under a distribution agreement. International revenue as a percentage of total revenue continued to grow in fiscal 1994 representing 51% of revenue in fiscal 1994 versus 48% in fiscal 1993.

  Gross margin increased to 46% in fiscal 1994 from 41% in fiscal 1993, reflecting lower manufacturing costs that resulted from the restructure actions of fiscal 1993, as well as lower product costs from the revitalization of the Company's urology and vascular lesion lasers.

  Research and development spending decreased 16% to $3,810,000 in fiscal 1994 from $4,562,000 in fiscal 1993. As a percent of revenue, research and development spending decreased to 13% in fiscal 1994 from 14% in fiscal 1993. These decreases primarily reflect actions taken during the restructuring in fiscal 1993, including lower labor expenses.

  Selling, general and administrative expenses decreased 16% to $9,168,000 in fiscal 1994 from $10,978,000 in fiscal 1993. As a percent of revenue, selling, general and administrative spending decreased to 31% in fiscal 1994 from 33% in fiscal 1993. These decreases are primarily attributable to decreases in labor and related expenses as a result of the restructuring in the third quarter of fiscal 1993 as well as lower selling and marketing program expenses in fiscal 1994.

  Interest income decreased to $97,000 in fiscal 1994 from $133,000 in fiscal 1993 as a result of lower average cash balances. Other income in fiscal 1994 and 1993 results primarily from foreign currency transactions as well as losses relating to the disposal of property and equipment.

  Income taxes provided for in fiscal 1994 reflect an effective tax rate of 39%. This is higher than the U.S. statutory rate of 34%, because it includes both foreign taxes, which generally are higher than the U.S. statutory rate, and state income taxes. Provision for income taxes in fiscal 1993 results from taxable income in the Company's subsidiary in Japan. Effective July 4,1993, the Company changed its method for accounting for income taxes in compliance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The impact of this change in fiscal 1994 was not significant.

  As a result of the foregoing factors, net income was $614,000, or $0.12 per share in fiscal 1994, compared to a net loss of $9,208,000, or $1.78 in fiscal 1993.

Liquidity and Capital Resources

  Cash and equivalents at July 1, 1995 decreased to $2,532,000 from $3,782,000 at July 2, 1994. This decrease results primarily from a net loss of $1,577,000 and payments of approximately $2,432,000 related to accounts payable as well as technology license and regulatory rights acquisitions during the year. These uses were offset in part by a $2,065,000 reduction in trade receivables and proceeds of $708,000 from the issuance of debt.

  During fiscal 1995, the Company borrowed $708,000 on a two year 1.9% note with a foreign bank. The Company's remaining short-term and long-term debt is comprised solely of capital lease obligations, which was $116,000 and $122,000 at July 1, 1995, versus $102,000 and $203,000 at July 2, 1994.

  The Company believes its existing funds are sufficient to meet the operating requirements of the Company for the foreseeable future.


Item 8.  Financial Statements and Supplementary Data

  Financial statements and supplementary data are included herein and are indexed under item 14 (a) (1)-(2).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                              PART III

Item 10.  Directors and Executive Officers of the Registrant

  For information with respect to the Directors of the Company, see the section entitled "Election of Directors" appearing in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on November 16, 1995, which section is incorporated herein by reference. The current executive officers of the Company are set forth under the caption "Executive Officers" in
Item 1 of this Form 10-K.


Item 11.  Executive Compensation

  See the section entitled "Executive Compensation and Other Information Concerning Officers and Directors" appearing in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on November 16, 1995, which section is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

  See the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on November 16, 1995, which section is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

  See the section entitled "Certain Transactions" appearing in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on November 16, 1995, which section is incorporated herein by reference.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following items are filed as part of this report:

(1)  Consolidated Financial Statements:                            Page
                                                                   ----
     Report of Independent Accountants                              23
     Consolidated Balance Sheets - July 1, 1995 and
       July 2, 1994                                                 24
     Consolidated Statements of Operations - Years
       ended July 1, 1995, July 2, 1994 and July 3, 1993            25
     Consolidated Statements of Stockholders' Equity -
       Years Ended July 1, 1995, July 2, 1994 and July 3, 1993      26
     Consolidated Statements of Cash Flows - Years Ended
       July 1, 1995, July 2, 1994 and July 3, 1993                  27
     Notes to Consolidated Financial Statements                     28

(2)  Consolidated Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts                38

  The report of the registrant's independent accountants with respect to the above-listed financial statements and financial statement schedule appears on page 23 of this report.

  All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable, material or required.

(3) Exhibits: Except as otherwise noted, the following documents are incorporated by reference from the Company's Registration Statement on Form S-3 (File Number 33-24565):

  3.1           Certificate of Incorporation, as amended
  3.2    <FN9>  By-laws of the Company, as amended and restated
  3.3    <FN1>  Agreement of Merger between Candela Corporation, Inc., a
                Massachusetts corporation, and Candela Laser Corporation, a Delaware corporation
  4.1    <FN6>  Form of Rights Agreement dated as of September 4, 1992 between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A thereto the Form of Rights Certificate
  10.1   <FN1>  1985 Incentive Stock Option Plan
  10.2          1987 Stock Option Plan
  10.2.1 <FN2>  1989 Stock Plan
  10.2.2 <FN3>  1990 Employee Stock Purchase Plan
  10.2.3 <FN3>  1990 Non-Employee Director Stock Option Plan
  10.2.4 <FN7>  1993 Non-Employee Director Stock Option Plan
  10.3   <FN7>  Lease for premises at 526 Boston Post Road, Wayland,
                Massachusetts

  10.4   <FN7>  Lease for premises at 530 Boston Post Road, Wayland,
                Massachusetts
  10.5 Patent License Agreement between the Company and Patlex Corporation effective as of July 1, 1988
  10.6   <FN4>  License Agreement among the Company, Technomed International,
                Inc. and Technomed International S.A. dated as of December 20, 1990
  10.7   <FN5>  License Agreement between the Company and Pillco Limited
                Partnership effective as of October 1, 1991
  10.8   <FN8>  Distribution Agreement between the Company and Cryogenic
                Technology Limited, dated October 15, 1993
  10.9   <FN10> Asset Purchase Agreement between the Company and Derma-Lase,
                Limited and Derma-Lase, Inc. dated June 23, 1994.
  10.10  <FN11> Employment Agreement between the Company and Gerard E. Puorro,
                President and Chief Executive Officer dated August 8, 1994.
  22.0   <FN11> Subsidiaries of the Company
  24.0   <FN11> Consent of Independent Accountants (Coopers & Lybrand, L.L.P.)


<FN1>    Previously filed as an exhibit to Registration Statement No. 33-5448B and incorporated herein by reference.

<FN2>    Previously filed as an exhibit to the Company's Amended and Restated
         Annual Report on Form 10-K for the fiscal year ended June 30, 1988, and incorporated herein by reference.

<FN3>    Previously filed as an exhibit to the Company's Annual Report on Form
         10-K for the fiscal year ended June 30, 1990, and incorporated herein by reference.

<FN4>    Previously filed as an exhibit to Form 10-Q for the quarter ended
         December 29, 1990, and incorporated herein by reference.

<FN5>    Previously filed as an exhibit to Form 10-Q for the quarter ended
         September 28, 1991, and incorporated herein by reference.

<FN6>    Previously filed as an exhibit to Form 8-K, dated September 8, 1992, and incorporated herein by reference.

<FN7>    Previously filed as an exhibit to the Company's Annual Report on Form
         10-K for the fiscal year ended July 3, 1993, and incorporated herein by reference.

<FN8>    Previously filed as an exhibit to Form 10-Q for the quarter ended
         January 1, 1994, and incorporated herein by reference.

<FN9>    Previously filed as an exhibit to Form 10-Q for the quarter ended
         April 2, 1994, and incorporated herein by reference.

<FN10>   Previously filed as an exhibit to the Company's Annual Report on Form
         10-K for the fiscal year ended July 2, 1994, and incorporated herein by reference.

<FN11>   Filed herewith.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended July 1, 1995.

(c)  The Company hereby files, as part of this Form 10-K, the exhibits listed in
     Item 14(a)(3) above.

(d) The Company hereby files, as part of this Form 10-K, the consolidated financial statement schedules listed in Item 14(a)(2) above.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Candela Laser Corporation:

  We have audited the consolidated financial statements and the financial statement schedule of Candela Laser Corporation listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candela Laser Corporation as of July 1, 1995 and July 2, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 1, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

Boston, Massachusetts                   COOPERS & LYBRAND L.L.P.
August 4, 1995                          ------------------------
                                        COOPERS & LYBRAND L.L.P.

                     Consolidated Balance Sheets
                    July 1, 1995 and July 2, 1994
                       (dollars in thousands)

Assets                                                       1995       1994
---------------------------------------------------        --------   --------
Current assets:
 Cash and equivalents (Note 1)                             $ 2,532    $ 3,782
 Accounts receivable (net of allowance of $361 and
   $445 in 1995 and 1994, respectively) (Note 1)             5,037      7,563
 Notes receivable                                            1,853      1,392
 Inventory (Note 3)                                          5,314      5,401
 Other current assets                                          479        596
                                                           --------   --------
   Total current assets                                     15,215     18,734
Property and equipment, net (Note 4)                           750      1,002
Other assets                                                   360        288
                                                           --------   --------
                                                           $16,325    $20,024
                                                           ========   ========

Liabilities and Stockholders' Equity                         1995       1994
---------------------------------------------------        --------   --------
Current liabilities:
 Current portion of long-term debt (Note 6)                $   470    $   102
 Deferred income (Note 5)                                    1,377      1,879
 Accounts payable                                            2,160      3,992
 Accrued payroll and related expenses                          624        916
 Accrued warranty costs                                        648        796
 Income taxes payable                                          677        457
 Other accrued liabilities                                     846      1,154
                                                           --------   --------
   Total current liabilities                                 6,802      9,296
Long-term debt (Note 6)                                        476        203
Commitments (Note 6)
Stockholders' equity (Note 7):
 Common stock, $.01 par value: 15,000,000 shares
   authorized; 5,435,711 and 5,420,742 shares
   issued in 1995 and 1994, respectively                        54         54
 Additional paid-in capital                                 18,349     18,326
 Treasury stock, at cost: 196,904 in 1995 and 1994          (1,574)    (1,574)
 Retained deficit                                           (8,333)    (6,756)
 Accumulated translation adjustment                            551        475
                                                           --------   --------
   Total stockholders' equity                                9,047     10,525
                                                           --------   --------
                                                           $16,325    $20,024
                                                           ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                Consolidated Statements of Operations
   For the years ended July 1, 1995, July 2, 1994 and July 3, 1993
                (in thousands, except per share data)

                                             1995         1994         1993
                                           --------     --------     --------
Revenue                                    $26,466      $29,612      $33,158
Cost of sales                               14,927       15,961       19,724
                                           --------     --------     --------
Gross profit                                11,539       13,651       13,434
Operating expenses:
 Research and development                    3,733        3,810        4,562
 Selling, general and administrative         9,444        9,168       10,978
 Restructure and other costs (Note 2)           -            -         7,000
                                           --------     --------     --------
   Total operating expenses                 13,177       12,978       22,540
                                           --------     --------     --------
Income (loss) from operations               (1,638)         673       (9,106)
Other income (expense):
 Interest income                                69           97          133
 Interest expense                              (47)         (47)         (61)
 Other                                         539          291          176
                                           --------     --------     --------
   Total other income (expense)                561          341          248
                                           --------     --------     --------
Income (loss) before income taxes           (1,077)       1,014       (8,858)
Provision for income taxes                     500          400          350
                                           --------     --------     --------
Net income (loss)                          $(1,577)     $   614      $(9,208)
                                           ========     ========     ========


Net income (loss) per share                $ (0.30)     $  0.12      $ (1.78)
                                           ========     ========     ========

Weighted average number of common and
 common equivalent shares outstanding        5,228        5,208        5,180
                                           ========     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

           Consolidated Statements of Stockholders' Equity
   For the years ended July 1, 1995, July 2, 1994 and July 3, 1993
                           (in thousands)

                                 Common Stock    Additional   Retained    Treasury Stock   Accumulated
                                 -------------    Paid-in     Earnings    ---------------   Translation
                                 Shares Amount    Capital     (Deficit)   Shares  Amount    Adjustment     Total
                                 ------ ------   ----------   ---------   ------ --------   -----------   -------
Balance, June 27, 1992           5,350   $54      $18,006      $ 1,838     (194) $(1,565)      $ 99       $18,432
Sale of common stock
  under stock plans                 45                246                                                     246
Exercise of stock warrants           1                  8                                                       8
Net loss                                                        (9,208)                                    (9,208)
Currency translation adjustment                                                                 193           193
                                 ------ ------   ----------   ---------   ------ --------   -----------   --------
Balance, July 3, 1993            5,396    54       18,260       (7,370)    (194)  (1,565)       292         9,671
Sale of common stock
  under stock plans                 25                 66                                                      66
Purchase of common stock                                                     (3)      (9)                      (9)
Net income                                                         614                                        614
Currency translation adjustment                                                                 183           183
                                 ------ ------   ----------   ---------   ------ --------   -----------   --------
Balance, July 2, 1994            5,421    54       18,326       (6,756)    (197)  (1,574)       475        10,525
Sale of common stock
  under stock plans                 15                 23                                                      23
Net loss                                                        (1,577)                                    (1,577)
Currency translation adjustment                                                                  76            76
                                 ------ ------   ----------   ---------   ------ --------   -----------   --------
Balance, July 1, 1995            5,436   $54      $18,349      $(8,333)    (197) $(1,574)      $551       $ 9,047
                                 ====== ======   ==========   =========   ====== ========   ===========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                Consolidated Statements of Cash Flows
  For the years ended July 1, 1995, July 2, 1994, and July 3, 1993
                           (in thousands)

                                                  1995       1994       1993
                                                --------   --------   --------
Cash flows from operating activities:
  Net income (loss)                             $(1,577)   $   614    $(9,208)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization                   605        649        711
    Deferred income taxes                            -          -       1,197
    Provision for restructure and other costs        -          -       7,000
    Loss on disposal of property and equipment       24          3         32
    Change in assets and liabilities:
      Accounts receivable                         2,526     (1,375)     2,438
      Notes receivable                             (461)       290     (1,008)
      Inventory                                     (48)       786     (1,471)
      Refundable income taxes                        -       1,405     (1,013)
      Other current assets                          117        386        (40)
      Other assets                                  (72)        52         29
      Accounts payable                           (1,832)       830     (1,235)
      Accrued payroll and related expenses         (292)      (101)      (444)
      Deferred income                              (502)        45         -
      Accrued warranty costs                       (148)      (610)      (473)
      Income taxes payable                          220          5        265
      Other accrued liabilities                    (308)    (1,404)      (282)
                                                --------   --------   --------
        Total adjustments                          (171)       961      5,706
                                                --------   --------   --------
Net cash provided by (used for) operating
 activities                                      (1,748)     1,575     (3,502)

Cash flows from investing activities:
 Payment for additions to property and
   equipment                                       (209)      (391)      (436)
 Divestiture of joint venture                        -          -        (276)
                                                --------   --------   --------
Net cash used for investing activities             (209)      (391)      (712)

Cash flows from financing activities:
 Proceeds from issuance of debt                     708         -          -
 Payments of capital lease obligations             (100)      (114)      (104)
 Proceeds from issuance of common stock, net         23         66        254
 Repurchase of common stock                          -          (9)        -
                                                --------   --------   --------
Net cash provided by (used for) financing
 activities                                         631        (57)       150

Accumulated translation adjustment                   76        183        193
                                                --------   --------   --------
Net increase (decrease) in cash and equivalents  (1,250)     1,310     (3,871)
Cash and equivalents at beginning of period       3,782      2,472      6,343
                                                --------   --------   --------
Cash and equivalents at end of period           $ 2,532    $ 3,782    $ 2,472
                                                ========   ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation

  The consolidated financial statements include the accounts of Candela Laser Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

  The Company's fiscal year ends on the Saturday nearest June 30.

  Certain amounts from prior years have been reclassified to conform to the current year's presentation.

Cash and Equivalents

  The Company classifies investments purchased with a maturity of three months or less at the date of acquisition as cash equivalents. At July 1, 1995 and July 2, 1994, substantially all cash equivalents were invested in U.S. Treasury Bills.

  The Company had approximately $385,000 of restricted cash included in the July 2, 1994 cash balance. This restricted cash served as collateral for irrevocable letters of credit obtained in fiscal 1994 which matured at various dates during the first quarter of fiscal 1995.

Accounts Receivable and Notes Receivable

  The Company's trade accounts receivables and notes receivables are primarily from sales to end users and distributors servicing the urology and dermatology markets and reflect a broad domestic and international customer base. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. One distributor customer accounted for 23% of total receivables at July 1, 1995.

Inventory

  Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

  Purchased property and equipment is recorded at cost. Property and equipment purchased under capital lease obligations is recorded at the lesser of cost or the present value of the minimum lease payments required during the lease period. Laser systems are capitalized at cost. Significant improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property and equipment, the costs and accumulated depreciation are removed from the accounts and any gain or loss is included in other income (expense). Depreciation and amortization are provided using the straight-line method over estimated useful lives as follows:

                                                               Number
                                                              of Years
                                                              --------
  Leasehold improvements and assets under capital lease        2 to 5
  Office furniture and other equipment                         3 to 5
  Laser systems                                                  3

Revenue Recognition

  Product sales - Revenue from product sales, except sales to certain distributors, are generally recognized at the time of shipment. Shipments made to distributors, where payment is dependent on resale of the system, are not recognized unless the distributor demonstrates that the system is sold.

  Grants - Grants represent revenue earned through government contracts granted under the Small Business Innovation Research program. Government contracts limit reimbursement to 100% of allowable direct costs and a negotiated rate for indirect costs. Revenue is recognized as reimbursable costs are incurred.

  Service Contracts - Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period.

Research and Development

  Research and development costs are expensed as incurred.

Foreign Currency Translation

  The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards
(SFAS) No. 52, "Foreign Currency Translation." Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation of the Japanese subsidiary balance sheet are accumulated as a separate component of stockholders' equity. Net exchange gains resulting from foreign currency transactions amounted to $514,000, $285,000 and $211,000 for fiscal 1995, 1994 and 1993, respectively, and are included in other income (expense).

  The Company uses forward foreign exchange contracts to hedge some foreign denominated receivables. The related gains and losses are deferred and recognized as the forward contracts are settled. At July 1, 1995, the Company had forward contracts to sell 85.5 million Japanese yen for $1,000,000 at various dates in fiscal 1996.

Product Warranty Costs

  The Company's warranty policy on end user sales of medical devices is generally one year on parts and labor. Distributor sales generally include a parts warranty only. Estimated future costs for initial product warranties are provided for at the time of sale.

Earnings (Loss) Per Share

  Primary earnings (loss) per common share is computed by dividing net income
(loss) attributable to common stock by the weighted average number of shares of common stock and, if dilutive, common stock equivalents. Common stock equivalents include shares issuable upon the exercise of stock option or warrants, net of shares assumed to have been purchased with the proceeds.

2.  Restructure and Other Costs

  In the third quarter of 1993, the Company recorded restructure and other costs of $7,000,000. This restructure included a decision to discontinue the development of certain ophthalmology products resulting in a write-off of the related inventory of approximately $2,800,000. The Company also implemented design modifications to one of its dermatology products which resulted in a $1,400,000 write-off of related inventory and the establishment of a reserve of $1,100,000 for anticipated upgrade and warranty costs. In addition, the Company reserved $700,000 to cover anticipated legal expenses associated with patent infringement cases as well as $1,000,000 to cover severance and the related costs of a reduction in force.

  In completing the implementation of the restructure plan in fiscal 1994, the Company used approximately $500,000 of residual amounts originally reserved for inventory and severance related costs for legal expenses in excess of the amount previously provided. No material restructure reserves remained at July 2, 1994.

3.  Inventory

  Inventory consists of the following at July 1, 1995 and July 2, 1994 (in thousands):

                                                 1995         1994
                                                ------       ------
  Raw Materials                                 $2,126       $1,907
  Work in process                                1,699        1,169
  Finished goods                                 1,489        2,325
                                                ------       ------
                                                $5,314       $5,401
                                                ======       ======

4.  Property and Equipment

  Property and equipment consists of the following at July 1, 1995 and July 2, 1994 (in thousands):

                                                      1995         1994
                                                     ------       ------
  Leasehold improvements                             $  190       $  187
  Office furniture                                      621          614
  Laser systems                                         483          454
  Computers and other equipment                       2,756        2,586
                                                     ------       ------
                                                      4,050        3,841
  Less accumulated depreciation and amortization      3,300        2,839
                                                     ------       ------
  Property and equipment, net                        $  750       $1,002
                                                     ======       ======

  Depreciation expense was approximately $470,000, $484,000 and $652,000 for fiscal 1995, 1994 and 1993, respectively.

  Assets under capital lease obligations of $587,000 and $567,000 are included in property and equipment at July 1, 1995 and July 2, 1994, respectively. Accumulated depreciation on these assets was $396,000 and $283,000 at July 1, 1995 and July 2, 1994, respectively.

5.  Deferred Income

Deferred income consists of the following at July 1, 1995 and July 2, 1994 (in thousands):

                                                 1995         1994
                                                ------       ------
  Service contract revenue                      $  957       $  902
  Shipments to distributors                         -           368
  Customer deposits                                112          176
  Other                                            308          433
                                                ------       ------
                                                $1,377       $1,879
                                                ======       ======

6.  Long-Term Obligations

Lease Commitments

  The Company leases facilities under noncancellable operating leases. These leases expire in March and May 1996 with two and one year renewal options, respectively. Future minimum lease payments under noncancellable operating leases are approximately $403,000 for fiscal 1996 and none thereafter.

  Total rent expense was approximately $571,000, $546,000 and $544,000 for fiscal 1995, 1994 and 1993, respectively.

Long-term Debt

  The Company's long-term debt consists of the following at July 1, 1995 and July 2, 1994 (in thousands):

                                                            1995         1994
                                                            ----         ----
  Unsecured term bank loan; interest at 1.9%; quarterly
  payments of principle and interest through June 1997      $708

  Obligations under capital leases with options to
  purchase equipment; interest from 9.88% to 12.26%;
  payments of principle and interest through March 2002      238         $305
                                                            ----         ----
                                                             946          305
  Less current portion                                       470          102
                                                            ----         ----
                                                            $476         $203
                                                            ====         ====

  In June 1995, the Company borrowed 60 million Japanese yen at 1.9% on a two year note from a foreign bank.

  The Company had additions to capital lease obligations of approximately $33,000 and $110,000 in fiscal 1995 and 1993, respectively, for the acquisition of certain equipment. These obligations are collateralized against the respective equipment. There were no additions to capital lease obligations in fiscal 1994.

  Cash paid for interest, including interest on capital lease obligations, totaled approximately $47,000, $47,000 and $61,000 for fiscal 1995, 1994, and 1993, respectively.

  As of July 1, 1995, the Company's approximate minimum payment requirements under long-term debt agreements are as follows (in thousands):

  Fiscal
  ------                                            ----
  1996                                              $498
  1997                                               449
  1998                                                28
  1999                                                 9
  2000                                                 7
                                                    ----
  Total minimum payments                             991
  Less interest                                       45
                                                    ----
  Present value of minimum payments                  946
  Less current portion                               470
                                                    ----
  Long-term obligations                             $476
                                                    ====

7.  Stockholders' Equity

Stock Plans

  1985, 1987 and 1989 Stock Option Plans: The 1985, 1987 and 1989 Stock Option Plans provide for the granting of incentive stock options to employees to purchase common stock at not less than the fair market value of the stock on the date of grant. The 1987 and 1989 Stock Option Plans also provide for the granting of nonqualified stock options. The options generally become exercisable ratably over two or four years from the date of grant and expire ten years from the date of the grant. The maximum number of shares to which options may be granted under the 1985, 1987 and 1989 Plans is 129,178, 200,000 and 750,000 respectively. The Board of Directors has terminated the granting of options under the 1985 and 1987 plans. On July 21, 1995, the Board of Directors approved the repricing of certain previously outstanding stock options. Options outstanding at prices ranging from $5.50 to $14.00 were amended to $3.1875, the fair market value of the stock on that date.

  1990 and 1993 Non-Employee Director Stock Option Plans: The 1990 and 1993 Non-Employee Director Stock Option Plans provide for the issuance of options for the purchase of up to 60,000 and 80,000 shares of common stock, respectively. Under these plans, each director who is neither an employee nor an officer receives a one-time grant of an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The options generally become exercisable in equal amounts over a period of two or four years from the date of grant, expire seven or ten years after the date of grant and are nontransferable.

  The following is a summary of stock option activity under these plans:

                                                           Number of
                                                            Shares
                                                           ---------
  Balance at June 27, 1992                                  504,005
  Granted ($3.125 - $3.375 per share)                       264,500
  Exercised ($1.865 - $8.50 per share)                      (12,997)
  Canceled ($5.50 - $18.50 per share)                       (90,184)
                                                           ---------
  Balance at July 3, 1993                                   665,324
  Granted ($3.25 - $5.50 per share)                          47,964
  Exercised ($1.865 per share)                                 (224)
  Canceled ($3.375 - $15.25 per share)                      (96,695)
                                                           ---------
  Balance at July 2, 1994                                   616,369
  Granted ($1.50 - $2.75 per share)                         250,000
  Canceled ($1.865 - $15.00 per share)                     (114,098)
                                                           ---------
  Balance at July 1, 1995 ($1.50 - $15.50 per share)        752,271
                                                           =========
  Exercisable at July 1, 1995 ($3.00 - $15.50 per share)    496,646
                                                           =========
  Options available for grant at July 1, 1995               109,067
                                                           =========

  1990 Employee Stock Purchase Plan: The 1990 Employee Stock Purchase Plan provides for the sale of up to 500,000 shares of common stock to eligible employees. The shares are issuable at the lesser of 85% of the average market price on the first or last day of semiannual periods. Substantially all full-time employees are eligible to participate in the plan.

  The following is a summary of shares issued under this plan:

                                         Shares      Price per share
                                         ------      ---------------
  1993                                   31,703       $2.75 - $7.00
  1994                                   24,912       $2.50 - $2.75
  1995                                   14,969           $1.50

Reserved Shares

  The Company has reserved 1,261,217 shares of common stock for issuance under its stock plans.

Common Stock Warrants

  In connection with a litigation settlement in January 1991, the Company issued warrants to purchase 300,000 shares of common stock in March 1992. The exercise price for the warrants is $6.875 per share, the fair market value of the Company's common stock on the date of the settlement. These warrants will expire in November 2000. During fiscal 1993, 1,305 warrants were exercised. No warrants were exercised during fiscal 1995 or 1994.

Stockholder Rights Plan

  On September 4, 1992, the Company adopted a Stockholder Rights Plan under which it declared a dividend of one common stock purchase Right for each share of the Company's common stock outstanding on September 22, 1992. The Rights are not currently exercisable, but would become exercisable if certain triggering events occur, such as the initiation of certain tender offers for the Company's common stock. If such an event occurs, each Right would initially entitle shareholders to purchase one share of the Company's common stock at an exercise price of $48 per share, subject to adjustment. In the event that the Rights are exercised after further triggering events, each Right would entitle holders to purchase, for the exercise price then in effect, shares of the Company's common stock (or other property, under certain circumstances) having a value of twice the exercise price. Such Rights do not extend to any shareholders whose action triggered the Rights. The Company can in certain circumstances redeem the Rights at $.005 per Right. The Rights expire on September 22, 2002, unless redeemed earlier by the Company.

8.  Income Taxes

  The components of income before income taxes and the related provision for income taxes consists of the following for fiscal 1995, 1994 and 1993 (in thousands):

                                           1995      1994       1993
                                         --------   -------   --------
  Income (loss) before income taxes:
    Domestic                             $(2,332)   $   638   $(9,280)
    Foreign                                1,255        376       422
                                         --------   -------   --------
                                         $(1,077)   $ 1,014   $(8,858)
                                         ========   =======   ========
  Provision for income taxes:
    Current provision (benefit):
      Federal                            $    -     $    92   $(1,055)
      State                                    7         16      (150)
      Foreign                                493        292       455
                                         --------   -------   --------
                                             500        400      (750)
    Deferred provision:                  --------   -------   --------
      Federal                                 -          -    $ 1,100
      State                                   -          -         -
                                         --------   -------   --------
                                              -          -    $ 1,100
                                         --------   -------   --------
  Total provision for income taxes       $   500    $   400   $   350
                                         ========   =======   ========

  The components of the Company's deferred tax assets consist of the following at July 1, 1995 and July 2, 1994 (in thousands):

                                                          1995      1994
                                                         -------   -------
  Federal and state net operating loss carryforwards     $1,851    $1,069
  Federal and state tax credit carryforwards              1,759     1,762
  Inventory valuation reserves                              692       389
  Warranty reserve                                          209       275
  Deferred revenue                                          123       173
  Intercompany profit                                       265       265
  Insurance reserve                                          50        50
  Other                                                     228       324
                                                         -------   -------
  Net deferred tax assets before valuation allowance      5,177     4,307
  Valuation allowance against net deferred tax assets    (5,177)   (4,307)
                                                         -------   -------
  Net deferred tax assets                                $    0    $    0
                                                         =======   =======

  The deferred provision results from differences in the timing of recognition of revenue and expense for financial and tax purposes. In fiscal 1993, the tax effect of the deferred provision was $1,100,000 which related to the reduction of deferred income taxes resulting from recognition of net operating losses.

  A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

                                         1995      1994     1993
                                         -----     ----     -----
  Statutory rate                         (34)%      34%     (34)%
  State taxes                              -         2       (1)
  Differences between foreign and
     U.S. tax rates                       30        17        3
  Utilization of deferred tax assets     (25)      (17)       -
  Unbenefited losses                      72         -       35
  Other                                    3         3        1
                                         -----     ----     -----
  Effective tax rate                      46%       39%       4%
                                         =====     ====     =====

  Actual income taxes paid were $364,000, $375,000 and $265,000 in fiscal 1995, 1994 and 1993, respectively.

  At July 1, 1995, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $4,250,000 which expire from 2008 to 2009. In addition, the Company has approximately $1,400,000 of credit carryforwards for federal income tax purposes expiring at various dates through 2009.

9.  Segment, Geographic and Major Customer Information

  The Company operates principally in a single industry segment to design, manufacture and sell medical devices and related equipment.

  Geographic information for fiscal 1995, 1994 and 1993 is as follows (in thousands):

                                        1995       1994       1993
                                      --------   --------   --------
  Revenue:
    United States                     $18,599    $22,022    $25,348
    Intercompany                        4,537      5,734      5,825
                                      --------   --------   --------
                                       23,136     27,756     31,173
    Europe                                 -          -         387
    Japan                               7,867      7,590      7,423
                                      --------   --------   --------
                                       31,003     35,346     38,983
    Elimination                        (4,537)    (5,734)    (5,825)
                                      --------   --------   --------
                                      $26,466    $29,612    $33,158
                                      ========   ========   ========
  Operating income(loss):
    United States                      (2,507)       650     (9,180)
    Europe                                 (7)        (6)      (231)
    Japan                                 781        167        476
    Elimination                            95       (138)      (171)
                                      --------   --------   --------
                                      $(1,638)   $   673    $(9,106)
                                      ========   ========   ========
  Identifiable assets:
    United States                      13,763     19,331     20,069
    Europe                                468        530      1,744
    Japan                               5,744      5,395      4,925
    Elimination                        (3,650)    (5,232)    (6,469)
                                      --------   --------   --------
                                      $16,325    $20,024    $20,269
                                      ========   ========   ========

  United States revenue includes export sales to unaffiliated companies located principally in Western Europe, the Middle East, and in the Asia-Pacific region, which approximated $5,905,000, $7,501,000 and $7,965,000 for fiscal 1995, 1994 and 1993, respectively.

  A distributor customer accounted for 13% of revenue in fiscal 1993.

10.  Employee Benefit Plans

  The Company offers a savings plan which allows eligible U.S. employees to make tax-deferred contributions, a portion of which are matched by the Company. Company contributions vest ratably with three years of employment and amounted to $68,000, $71,000 and $84,000 in fiscal 1995, 1994 and 1993, respectively.

SCHEDULE II

                      CANDELA LASER CORPORATION
                  VALUATION AND QUALIFYING ACCOUNTS
   for the years ended July 1, 1995, July 2, 1994 and July 3, 1993


  COLUMN A                          COLUMN B    COLUMN C    COLUMN D    COLUMN E
                                   Balance at  Additions   Deductions  Balance at
                                   Beginning   Charged to     from       End of
  Description                      of Period     Income     Reserves     Period
  -----------------------          ----------  ----------  ----------  ----------
  Reserves deducted from assets to which they apply (in thousands):

    Allowance for doubtful accounts:

      Year ended July 1, 1995         $445        $ -         $84         $361
                                      ====        ====        ===         ====

      Year ended July 2, 1994         $308        $159        $22         $445
                                      ====        ====        ===         ====

      Year ended July 3, 1993         $282        $ 87        $61         $308
                                      ====        ====        ===         ====

                             SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 1995.

                              CANDELA LASER CORPORATION

                              By:  Gerard E. Puorro
                                   -----------------
                                   Gerard E. Puorro, President,
                                   Chief Executive Officer and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                           Date
---------               -----                           ----

Gerard E. Puorro        President, Chief Executive      September 27, 1995
--------------------    Officer and Director
Gerard E. Puorro        (Principal Executive Officer)

Diane M. Marcou         Corporate Controller and        September 27, 1995
--------------------    Treasurer
Diane M. Marcou         (Principal Accounting Officer)

Kenneth D. Roberts      Chairman of the Board           September 27, 1995
--------------------    of Directors
Kenneth D. Roberts

Richard J. Cleveland    Director                        September 27, 1995
--------------------
Richard J. Cleveland

Robert E. Dornbush      Director                        September 27, 1995
--------------------
Robert E. Dornbush

Theodore G. Johnson     Director                        September 27, 1995
--------------------
Theodore G. Johnson

Douglas W. Scott        Director                        September 27, 1995
--------------------
Douglas W. Scott

                            EXHIBIT INDEX

                                                            Pages
                                                            -----
10.10  Employment Agreement between the Company
       and Gerard E. Puorro, President and Chief
       Executive Officer dated August 4, 1994.              41-51

22.0   Subsidiaries of the Company                            52

24.0   Consent of Independent Accountants                     53
       (Coopers & Lybrand L.L.P.)

