Form 10-Q
period 1995-09-30
CANDELA LASER CORP
filed 1995-11-13
CIK 793279

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ------------------------
                                   FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarter ended September 30, 1995.
                                       OR
[    ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from             to            .
                                      -----------    -----------

                        Commission file number 0-14742

                           CANDELA LASER CORPORATION
            (Exact name of registrant as specified in its charter)


            Delaware                                    04-2477008
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

530 Boston Post Road, Wayland, Massachusetts              01778
  (Address of principal executive offices)              (Zip code)


      Registrant's telephone number, including area code:  (508) 358-7400

                            -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
      -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                               Outstanding at November 9, 1995
----------------------------                   -------------------------------
Common Stock, $.01 par value                               5,238,807


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           CANDELA LASER CORPORATION
                                     Index


                                                                         Page(s)
                                                                         -------

Part I.  Financial Information:

        Item 1.  Consolidated Balance Sheets                                2

                 Consolidated Statements of Operations                      3

                 Consolidated Statements of Cash Flows                      4

                 Notes to Consolidated Financial Statements                 5-6

        Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           7

Part II.  Other Information:

        Item 1.  Legal Proceedings                                          8

        Item 6.  Exhibits and Reports on Form 8-K                           8

                           CANDELA LASER CORPORATION
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                 September 30,          July 1,
                                                                     1995                1995
Assets                                                            (unaudited)             (1)
-----------------------------------------------------------------------------------------------
Current assets:
           Cash and equivalents                                      $ 3,044            $ 2,532
           Accounts receivable                                         4,598              5,037
           Notes receivable                                              768              1,853
           Inventory                                                   5,090              5,314
           Other current assets                                          572                479
-----------------------------------------------------------------------------------------------
                      Total current assets                            14,072             15,215
-----------------------------------------------------------------------------------------------
Property and equipment, net                                              770                750
Other assets                                                             321                360
-----------------------------------------------------------------------------------------------
                                                                     $15,163            $16,325
===============================================================================================

Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------
Current liabilities:
           Current portion of long-term debt                         $   415            $   470
           Deferred income                                             1,181              1,377
           Accounts payable                                            2,650              2,160
           Accrued payroll and related expenses                          648                624
           Accrued warranty costs                                        496                648
           Income taxes payable                                          170                677
           Other accrued liabilities                                     693                846
-----------------------------------------------------------------------------------------------
                      Total current liabilities                        6,253              6,802
-----------------------------------------------------------------------------------------------
Long-term debt                                                           321                476
-----------------------------------------------------------------------------------------------
Stockholders' equity:
           Common stock                                                   54                 54
           Additional paid-in capital                                 18,349             18,349
           Treasury stock                                             (1,574)            (1,574)
           Retained deficit                                           (8,426)            (8,333)
           Accumulated translation adjustment                            186                551
-----------------------------------------------------------------------------------------------
                      Total stockholders' equity                       8,589              9,047
-----------------------------------------------------------------------------------------------
                                                                     $15,163            $16,325
===============================================================================================

  (1) Derived from audited financial statements

  The accompanying notes are an integral part of the consolidated financial statements.

                           CANDELA LASER CORPORATION
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                     For the three months ended:
                                                     September 30,    October 1,
                                                         1995            1994
                                                              (unaudited)
--------------------------------------------------------------------------------
Revenue                                                $ 5,575         $ 5,470
Cost of sales                                            3,329           3,458
--------------------------------------------------------------------------------
Gross profit                                             2,246           2,012

Operating expenses:
  Research and development                                 374           1,004
  Selling, general and administrative                    1,862           2,354
--------------------------------------------------------------------------------
    Total operating expenses                             2,236           3,358
--------------------------------------------------------------------------------
Income (loss) from operations                               10          (1,346)

Other income (expense):
  Interest income                                           27              20
  Interest expense                                         (10)             (8)
  Other                                                   (120)             54
--------------------------------------------------------------------------------
    Total other income (expense)                          (103)             66
--------------------------------------------------------------------------------
Loss before income taxes                                   (93)         (1,280)
Provision for income taxes                                  --              --
--------------------------------------------------------------------------------
Net loss                                               $   (93)        $(1,280)
================================================================================

Net loss per share                                     $ (0.02)        $ (0.25)
================================================================================

Weighted average number of common and common equivalent
  shares outstanding                                     5,239           5,224
================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                           CANDELA LASER CORPORATION
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                     For the three months ended:
                                                     September 30,    October 1,
                                                         1995            1994
                                                              (unaudited)
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                              $   (93)      $ (1,280)
  Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities:
    Depreciation and amortization                           110            164
    Changes in assets and liabilities:
      Accounts receivable                                   439            983
      Notes receivable                                    1,085            749
      Inventory                                             128           (296)
      Other current assets                                  (61)          (154)
      Other assets                                           39           (414)
      Accounts payable                                      490           (254)
      Accrued payroll and related expenses                   24            (23)
      Deferred income                                      (196)            18
      Accrued warranty costs                               (152)            16
      Income taxes payable                                 (507)          (102)
      Other accrued liabilities                            (153)          (149)
--------------------------------------------------------------------------------
        Total adjustments                                 1,246            538
--------------------------------------------------------------------------------
Net cash provided by (used for) operating activities      1,153           (742)
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Payment for additions to property and equipment           (66)           (96)
--------------------------------------------------------------------------------
Net cash used for investing activities                      (66)           (96)
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Payments of long-term debt                               (210)           (23)
--------------------------------------------------------------------------------
Net cash used for financing activities                     (210)           (23)
--------------------------------------------------------------------------------

Accumulated translation adjustment                         (365)           (65)
--------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents             512           (926)
--------------------------------------------------------------------------------
Cash and equivalents at beginning of period               2,532          3,782
--------------------------------------------------------------------------------
Cash and equivalents at end of period                   $ 3,044       $  2,856
================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                           CANDELA LASER CORPORATION
                  Notes to Consolidated Financial Statements


1. Basis of Presentation

   The accompanying financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1995, which should be read in conjunction with these statements. The financial information included herein, with the exception of the consolidated balance sheet at July 1, 1995, has not been audited. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2. Inventory

   Inventory consists of the following (in thousands):

                                    September 30, 1995      July 1, 1995
                                    -------------------     ------------
                                        (unaudited)             /(1)/
       Raw materials                       $2,256              $2,126
       Work in process                        803               1,699
       Finished goods                       2,031               1,489
                                           ------              ------
                                           $5,090              $5,314
                                           ======              ======

3. Property and Equipment

   Property and equipment consists of the following (in thousands):

                                          September 30, 1995      July 1, 1995
                                          -------------------     ------------
                                              (unaudited)            /(1)/
       Leasehold improvements                     $  212             $  190
       Office furniture & equipment                  576                621
       Laser systems                                 538                483
       Equipment                                   2,738              2,756
                                                  ------             ------
       Total                                      $4,064             $4,050

       Less accumulated depreciation
        and amortization                           3,294              3,300
                                                  ------             ------
                                                  $  770             $  750
                                                  ======             ======

/(1)/ Derived from audited financial statements

                           CANDELA LASER CORPORATION
                  Notes to Consolidated Financial Statements
                                  (Continued)


4. Net Income (Loss) Per Common and Common Equivalent Share

   Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding. Common stock equivalents include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds.

                           CANDELA LASER CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   Cash and equivalents at September 30, 1995 increased to $3,044,000 from $2,532,000 at July 1, 1995. This increase is primarily due to a $1,524,000 reduction in trade receivables and a $490,000 increase in trade payables partially offset by tax payments of $507,000 and debt payments of $210,000.

   The Company believes its existing funds are sufficient to meet the operating requirements of the Company for the foreseeable future.

RESULTS OF OPERATIONS
---------------------

   Revenue for the quarter ended September 30, 1995 was $5,575,000, an increase of 2% from revenue of $5,470,000 in the comparable period of fiscal 1995. Gross margin increased to 40% in the quarter ended September 30, 1995 from 37% for the same period of fiscal 1995. This improvement in gross margin results primarily from volume and price increases in the Company's dermatology products as well as a higher concentration of revenue from system sales.

   Research and development spending of $374,000 for the quarter ended
September 30, 1995 decreased 63% from spending of $1,004,000 in the same period of fiscal 1995. As a percentage of revenue, research and development spending decreased to 7% from 18% for the first quarter of fiscal 1995. This decrease is a result of actions taken by the Company during the third quarter of fiscal 1995 to reduce operating expenses and focus efforts in research and development on a limited number of projects which are in line with the current direction of the Company.

   Selling, general and administrative expenses decreased 21% to $1,862,000 from $2,354,000 for the first quarter of fiscal 1995. As a percentage of revenue, selling, general and administrative expenses decreased to 33% from 43% for the first quarter of fiscal 1995. This decrease is primarily attributable to efforts by management to reduce spending in all areas of the Company.

   Interest income increased 35% for the comparative three month periods. Interest income results from the Company's investments, as well as interest on outstanding trade receivables. Other income (expense) results primarily from foreign currency transactions.

                           CANDELA LASER CORPORATION
                          Part II   Other Information

Item 1 Legal Proceedings

       There have been no material developments in the legal proceedings previously reported by the Company.

Item 6 Exhibits and Reports on Form 8-K

       (a) Exhibits

       10.1 Amendment of Lease for premises at 530 Boston Post Road, Wayland, Massachusetts, dated September 8, 1995.

       (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended
       September 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CANDELA LASER CORPORATION
                                  Registrant

Date:  November 10, 1995          /s/ Gerard E. Puorro
      -------------------         ----------------------------------------------
                                  Gerard E. Puorro
                                  (President and Chief Executive Officer)


Date:  November 10, 1995          /s/ Diane M. Marcou
      -------------------         ----------------------------------------------
                                  Diane M. Marcou
                                  (Corporate Controller and Treasurer)