Form 10-Q
period 1995-12-30
CANDELA LASER CORP
filed 1996-02-14
CIK 793279

 ____________________________________________________________________________

      __________________________________________________________________


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _______________________
                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarter ended December 30, 1995.
                                      OR
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________ to ___________.


                        Commission file number 0-14742
                              CANDELA CORPORATION
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

                            _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No_______
   -------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                         Outstanding at February 9, 1996
         ---------------                    -------------------------------
     Common Stock, $.01 par value                       5,263,174


 ____________________________________________________________________________

      __________________________________________________________________

                              CANDELA CORPORATION
                                     INDEX

                                                                     Page(s)
                                                                     -------
Part I.  Financial Information:

               Item 1.  Consolidated Balance Sheets                      2

                        Consolidated Statements of Operations            3

                        Consolidated Statements of Cash Flows            4

                        Notes to Consolidated Financial
                            Statements                                   5-6

               Item 2.  Management's Discussion and
                            Analysis of Financial Condition
                            and Results of Operations                    7-8


Part II.  Other Information:

               Item 1.  Legal Proceedings                                9

               Item 4.  Submission of Matters to a Vote of
                            Security Holders                             9

               Item 6.  Exhibits and Reports on Form 8-K                 10

                              CANDELA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                              December 30,        July 1,
                                                  1995             1995
ASSETS                                        (unaudited)           (1)
----------------------------------------------------------------------------
Current assets:
  Cash and equivalents                          $   2,460         $   2,532
  Accounts receivable                               6,164             5,037
  Notes receivable                                  1,052             1,853
  Inventory                                         4,623             5,314
  Other current assets                                515               479
----------------------------------------------------------------------------
     Total current assets                          14,814            15,215
----------------------------------------------------------------------------
Property and equipment, net                           799               750
Other assets                                          281               360
----------------------------------------------------------------------------
                                                $  15,894         $  16,325
============================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt             $     398         $     470
  Deferred income                                   1,663             1,377
  Accounts payable                                  2,399             2,160
  Accrued payroll and related expenses                598               624
  Accrued warranty costs                              497               648
  Income taxes payable                                420               677
  Other accrued liabilities                           831               846
----------------------------------------------------------------------------
     Total current liabilities                      6,806             6,802
----------------------------------------------------------------------------
Long-term debt                                        218               476
----------------------------------------------------------------------------
Stockholders' equity:
  Common stock                                         54                54
  Additional paid-in capital                       18,361            18,349
  Treasury stock                                   (1,574)           (1,574)
  Retained deficit                                 (8,045)           (8,333)
  Accumulated translation adjustment                   74               551
----------------------------------------------------------------------------
     Total stockholders' equity                     8,870             9,047
----------------------------------------------------------------------------
                                                $  15,894         $  16,325
============================================================================

  (1) Derived from audited financial statements


The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                            For the three months ended:              For the six months ended:
                                           December 30,      December 31,          December 30,      December 31,
                                               1995              1994                  1995              1994
                                                    (unaudited)                             (unaudited)
-------------------------------------------------------------------------------------------------------------------
Revenue                                        $   7,261         $   6,487             $  12,836         $  11,957
Cost of sales                                      3,946             3,896                 7,275             7,354
-------------------------------------------------------------------------------------------------------------------
Gross profit                                       3,315             2,591                 5,561             4,603

Operating expenses:
  Research and development                           373               897                   747             1,901
  Selling, general and administrative              2,293             2,399                 4,154             4,753
-------------------------------------------------------------------------------------------------------------------
     Total operating expenses                      2,666             3,296                 4,901             6,654
-------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                        649              (705)                  660            (2,051)

Other income (expense):
  Interest income                                     21                15                    49                35
  Interest expense                                    (9)               (9)                  (20)              (17)
  Other                                              (30)               19                  (151)               73
-------------------------------------------------------------------------------------------------------------------
     Total other income (expense)                    (18)               25                  (122)               91
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    631              (680)                  538            (1,960)
Provision for income taxes                           250                ---                  250                ---
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $     381         $    (680)            $     288         $  (1,960)
===================================================================================================================


Net income (loss) per share                    $    0.07         $   (0.13)            $    0.05         $   (0.38)
===================================================================================================================

Weighted average number of common and
  common equivalent shares outstanding             5,435             5,224                 5,372             5,224
===================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                               For the six months ended:
                                                             December 30,     December 31,
                                                                 1995             1994
                                                                      (unaudited)
------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                            $     288        $ (1,960)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
    Depreciation and amortization                                    226              312
    Change in assets and liabilities:
      Accounts receivable                                        (1,127)            2,662
      Notes receivable                                               801              246
      Inventory                                                      674            (732)
      Other current assets                                           (4)            (175)
      Other assets                                                    79            (175)
      Accounts payable                                               239            (379)
      Accrued payroll and related expenses                          (26)            (159)
      Deferred income                                                286            (167)
      Accrued warranty costs                                       (151)             (25)
      Income taxes payable                                         (257)            (103)
      Other accrued liabilities                                     (15)            (303)
------------------------------------------------------------------------------------------
        Total adjustments                                            725            1,002
------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities               1,013            (958)
------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Payment for additions to property and equipment                  (290)            (107)
------------------------------------------------------------------------------------------
Net cash used for investing activities                             (290)            (107)
------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Payments of long-term debt                                       (330)             (48)
  Proceeds from the issuance of common stock                          12              ---
------------------------------------------------------------------------------------------
Net cash used for financing activities                             (318)             (48)
------------------------------------------------------------------------------------------

Accumulated translation adjustment                                 (477)             (23)
------------------------------------------------------------------------------------------

Net decrease in cash and equivalents                                (72)          (1,136)
------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                        2,532            3,782
------------------------------------------------------------------------------------------
Cash and equivalents at end of period                          $   2,460        $   2,646
==========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The accompanying financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1995, which should be read in conjunction with these statements. The financial information included herein, with the exception of the consolidated balance sheet at July 1, 1995, has not been audited. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three and six month periods ended December 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2.  INVENTORY

    Inventory consists of the following (in thousands):

                                        December 30, 1995        July 1, 1995
                                        -----------------        ------------
                                           (unaudited)               /(1)/
         Raw materials                        $ 2,128              $ 2,126
         Work in process                        1,070                1,699
         Finished goods                         1,425                1,489
                                              -------              -------
                                              $ 4,623              $ 5,314
                                              =======              =======

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                        December 30, 1995        July 1, 1995
                                        -----------------        ------------
                                           (unaudited)               /(1)/
         Leasehold improvements                $  249               $  190
         Office furniture & equipment             582                  621
         Laser systems                            610                  483
         Equipment                              2,764                2,756
                                               ------               ------
         Total                                 $4,205               $4,050

         Less accumulated depreciation
          and amortization                      3,406                3,300
                                               ------               ------

                                               $  799               $  750
                                               ======               ======

/(1)/  Derived from audited financial statements

                              CANDELA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


4.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per share is computed by dividing net income by the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding. Common stock equivalents include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds.


5.  ACCOUNTING FOR STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which will be effective for fiscal 1997. SFAS 123 encourages, but does not require, companies to recognize compensation costs for all stock-based compensation arrangements using a fair value method of accounting. The Company has not yet decided if it will adopt the recognition principles of SFAS 123, nor has it determined the impact of such adoption on the Company's consolidated results of operations or its financial statement disclosures. The adoption of SFAS 123 will have no cash flow impact on the Company.

                              CANDELA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS





LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Cash and equivalents at December 30, 1995 decreased to $2,460,000 from $2,532,000 at July 1, 1995. Uses of cash for tax payments of $507,000 and debt payments of $330,000 were partially offset by net income for the period as well as increases in trade payables.

    In October 1995, the Company opened its first laser cosmetic skin care center. The funds used by the Company for the initial investment costs and operating expenses of the laser center were partially offset by cash received under equipment financing arrangements. In support of the continued growth of this and other laser centers, the Company may acquire additional capital through similar equipment financing arrangements or other means.


RESULTS OF OPERATIONS
---------------------

    Revenue for the three and six months ended December 30, 1995 was $7,261,000 and $12,836,000, respectively, an increase of 12% and 7% from revenue of $6,487,000 and $11,957,000 in the comparable periods of fiscal 1995. These increases result primarily from increased volume of sales from the Company's medical devices, especially in its international markets.

    Gross margin increased to 46% and 43% in the three and six months ended December 30, 1995 from 40% and 38% for the same period of fiscal 1995. The improvement in gross margin during the three and six month periods resulted primarily from an increase in volume as well as higher selling prices for the Company's medical systems.

    Research and development spending of $373,000 and $747,000 for the three and six month periods ended December 30, 1995 decreased 58% and 61%, respectively, from spending of $897,000 and $1,901,000 in the same periods in fiscal 1995. Research and development expenses as a percentage of revenue decreased to 5% and 6% in the three and six months ended December 30, 1995 from 14% and 16% for the comparable periods of fiscal 1995. These decreases are primarily the result of actions taken by the Company during the third quarter of fiscal 1995 to reduce operating expenses and focus efforts in research and development on a limited number of projects which are in line with the current direction of the Company.

    Selling, general and administrative spending of $2,293,000 and $4,154,000 for the three and six month periods ended December 30, 1995 decreased 4% and 13%, respectively, from spending of $2,399,000 and $4,753,000 for the same periods of fiscal 1995. Although the amounts for fiscal 1996 include start-up and operating expenses related to the new laser cosmetic center, efforts by management to reduce spending in other areas of the Company more than offset these additional expenses. As a percentage of revenue, selling, general and administrative expenses decreased to 32% for the three and six month periods of fiscal 1996 from 37% and 40% for the same periods of fiscal 1995, principally due to the increase in revenue as well as lower spending levels.

                              CANDELA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)




    Interest income increased 40% for each of the comparative three and six month periods. Interest income results from the Company's investments, as well as interest charged on outstanding trade receivables. Other income (expense) results primarily from foreign currency transactions.

    Provision for income taxes of the three and six months ended December 30, 1995 reflect effective tax rates of 40% and 46%, respectively. The provision for income taxes related to the taxable income in the Company's subsidiary in Japan.

                              CANDELA CORPORATION
                          PART II  OTHER INFORMATION

Item 1   Legal Proceedings

         There have been no material developments in the legal proceedings previously reported by the Company.

Item 4   Submission of Matters to a Vote of Security Holders

         On November 16, 1995, the Company held its Annual Shareholder meeting. At the meeting, the Shareholders acted upon the following proposals:
         (i) election of directors; (ii) increase the number of shares available for grant under the Company's 1989 Stock Option Plan; (iii) amend the Company's Certificate of Incorporation to increase the authorized shares of common stock; (iv) amend the Company's Certificate of Incorporation to change the name of the Company from Candela Laser Corporation to Candela Corporation; and (v) ratification of the firm of Coopers & Lybrand, L.L.P. as independent auditors for the fiscal year ending June 29, 1996. All of the above matters were approved by the Shareholders.

         Votes "For" represent affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy.

         Voting results were as follows:

                                                                                                  Broker
         Matter                                         For      Against   Withheld   Abstain   Non-Votes
         ------                                         ---      -------   --------   -------   ---------
           I.  Election of Directors:
               ---------------------
               Gerard E. Puorro                      3,980,675     N/A     88,562       N/A           -0-
               Theodore G. Johnson                   3,986,818     N/A     82,419       N/A           -0-
               Kenneth D. Roberts                    3,986,818     N/A     82,419       N/A           -0-
               Douglas W. Scott                      3,987,818     N/A     81,419       N/A           -0-
               Richard J. Cleveland, M.D.            4,006,318     N/A     62,919       N/A           -0-
               Robert E. Dornbush                    4,006,488     N/A     62,749       N/A           -0-

          II.  1989 Employee Stock Option Plan:
               -------------------------------
                                                     3,328,768   705,999      N/A     34,470          -0-

         III.  Increase Authorized Shares:
               --------------------------
                                                     3,825,796   230,051      N/A     13,390          -0-

          IV.  Change Company Name:
               -------------------
                                                     4,035,732    23,638      N/A      9,867          -0-
           V.  Ratification of Independent Auditors:
               ------------------------------------
                                                     4,039,087    22,390      N/A      7,760          -0-

                              CANDELA CORPORATION
                          PART II  OTHER INFORMATION


Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits

         None.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 30, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CANDELA CORPORATION
                                     Registrant



Date:  February 12, 1996             /s/ Gerard E. Puorro
      -------------------            --------------------------------------
                                     Gerard E. Puorro
                                     (President and Chief Executive Officer)



Date:  February 12, 1996             /s/ Diane M. Marcou
      -------------------            --------------------------------------
                                     Diane M. Marcou
                                     (Corporate Controller & Treasurer)