Form 10-Q
period 1996-03-30
CANDELA CORP /DE/
filed 1996-05-13
CIK 793279

________________________________________________________________________________
________________________________________________________________________________


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _______________________
                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarter ended March 30, 1996.
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ___________ to ___________.


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

                            _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
   ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               Class                                Outstanding at May 10, 1996
          ---------------                           ---------------------------
   Common Stock, $.01 par value                               5,297,768

________________________________________________________________________________
________________________________________________________________________________

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

                              CANDELA CORPORATION
                     Condensed Consolidated Balance Sheets
                                (in thousands)




                                                       March 30,        July 1,
                                                         1996            1995
Assets                                                (unaudited)          (1)
- -------------------------------------------------------------------------------
Current assets:
   Cash and equivalents                                  $ 2,118        $ 2,532
   Accounts receivable                                     7,346          5,037
   Notes receivable                                        1,191          1,853
   Inventory                                               5,301          5,314
   Other current assets                                      619            479
- -------------------------------------------------------------------------------
       Total current assets                               16,575         15,215
- -------------------------------------------------------------------------------
Property and equipment, net                                  746            750
Other assets                                                 335            360
- -------------------------------------------------------------------------------
                                                         $17,656        $16,325
===============================================================================

Liabilities and Stockholders' Equity
- -------------------------------------------------------------------------------
Current liabilities:
   Current portion of long-term debt                     $   649        $   470
   Deferred income                                         1,685          1,377
   Accounts payable                                        3,181          2,160
   Accrued payroll and related expenses                      678            624
   Accrued warranty costs                                    715            648
   Income taxes payable                                      164            677
   Other accrued liabilities                                 988            846
- -------------------------------------------------------------------------------
       Total current liabilities                           8,060          6,802
- -------------------------------------------------------------------------------
Long-term debt                                               408            476
- -------------------------------------------------------------------------------
Stockholders' equity:
   Common stock                                               55             54
   Additional paid-in capital                             18,496         18,349
   Treasury stock                                         (1,574)        (1,574)
   Retained deficit                                       (7,791)        (8,333)
   Accumulated translation adjustment                          2            551
- -------------------------------------------------------------------------------
       Total stockholders' equity                          9,188          9,047
- -------------------------------------------------------------------------------
                                                         $17,656        $16,325
===============================================================================

   (1)  Derived from audited financial statements


The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                     Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                            For the three months ended:          For the nine months ended:
                                                              March 30,      April 1,               March 30,     April 1,
                                                                 1996          1995                    1996          1995
                                                                     (unaudited)                           (unaudited)
- -----------------------------------------------------------------------------------------------------------------------------

Revenue                                                        $7,002        $7,103                   $19,839       $19,060
Cost of sales                                                   3,907         3,464                    11,182        10,818
- -----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                    3,095         3,639                     8,657         8,242

Operating expenses:
        Research and development                                  390         1,289                     1,137         3,190
        Selling, general and administrative                     2,396         2,348                     6,550         7,101
- -----------------------------------------------------------------------------------------------------------------------------
                         Total operating expenses               2,786         3,637                     7,687        10,291
- -----------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                     309             2                       970        (2,049)

Other income (expense):
        Interest income                                            17            12                        65            47
        Interest expense                                           (8)          (11)                      (28)          (28)
        Other                                                       6           108                      (145)          181
- -----------------------------------------------------------------------------------------------------------------------------
                         Total other income (expense)              15           109                      (108)          200
- -----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                 324           111                       862        (1,849)
Provision for income taxes                                         70           100                       320           100
- -----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $  254        $   11                   $   542       $(1,949)
=============================================================================================================================

Net income (loss) per share                                    $ 0.05        $ 0.00                   $  0.10       $ (0.37)
=============================================================================================================================
Weighted average number of common and
  common equivalent shares outstanding                          5,578         5,232                     5,460         5,227
=============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                  For the nine months ended:
                                                   March 30,        April 1,
                                                    1996             1995
                                                          (unaudited)
- ------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                $   542         $ (1,949)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used for) operating activities:
    Depreciation and amortization                      331              455
    Change in assets and liabilities:
      Accounts receivable                           (2,309)           2,701
      Notes receivable                                 662              360
      Inventory                                         10             (760)
      Other current assets                            (106)               0
      Other assets                                      25             (283)
      Accounts payable                               1,021             (140)
      Accrued payroll and related expenses              54           (1,109)
      Deferred income                                  308             (179)
      Accrued warranty costs                            67             (437)
      Income taxes payable                            (513)             (93)
      Other accrued liabilities                        142             (102)
- ------------------------------------------------------------------------------
        Total adjustments                             (308)             413
- ------------------------------------------------------------------------------
Net cash provided by (used for) operating activities   234           (1,536)
- ------------------------------------------------------------------------------

Cash flows from investing activities:
  Payment for additions to property and equipment     (358)            (192)
- ------------------------------------------------------------------------------
Net cash used for investing activities                (358)            (192)
- ------------------------------------------------------------------------------

Cash flows from financing activities:
  Issuance (payment) of long-term debt                 111              (73)
  Proceeds from the issuance of common stock           148               14
- ------------------------------------------------------------------------------
Net cash used for financing activities                 259              (59)
- ------------------------------------------------------------------------------

Accumulated translation adjustment                    (549)             218
- ------------------------------------------------------------------------------

Net decrease in cash and equivalents                  (414)          (1,569)
- ------------------------------------------------------------------------------
Cash and equivalents at beginning of period          2,532            3,782
- ------------------------------------------------------------------------------
Cash and equivalents at end of period              $ 2,118          $ 2,213
==============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                  Notes to Consolidated Financial Statements


1.  Basis of Presentation

    The accompanying financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1995, which should be read in conjunction with these statements. The financial information included herein, with the exception of the consolidated balance sheet at July 1, 1995, has not been audited. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three and nine month periods ended March 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  Inventory

    Inventory consists of the following (in thousands):


                        March 30, 1996   July 1, 1995
                        ---------------  -------------
                           (unaudited)         (1)

     Raw materials              $2,942         $2,126
     Work in process               991          1,699
     Finished goods              1,368          1,489
                                ------         ------
                                $5,301         $5,314
                                ======         ======


3.  Property and Equipment

    Property and equipment consists of the following (in thousands):

                                      March 30, 1996   July 1, 1995
                                      ---------------  -------------
                                         (unaudited)        (1)

     Leasehold improvements                   $  293         $  190
     Office furniture & equipment                585            621
     Laser systems                               544            483
     Equipment                                 2,835          2,756
                                              ------         ------
     Total                                    $4,257         $4,050

     Less accumulated depreciation
      and amortization                         3,511          3,300
                                              ------         ------
                                              $  746         $  750
                                              ======         ======

(1)  Derived from audited financial statements

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

                              CANDELA CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

   Cash and equivalents at March 30, 1996 decreased to $2,118,000 from $2,532,000 at July 1, 1995.

   In October 1995, the Company opened its first laser cosmetic skin care center. The funds used by the Company for the initial investment costs and on going operating expenses of the laser center were partially offset by cash received under equipment financing arrangements. In support of the continued growth of this and other laser centers, the Company may acquire additional capital through similar equipment financing arrangements or other means.

   The Company is in negotiation with various banks to establish a credit line should additional capital be needed for on-going operations.


RESULTS OF OPERATIONS
- ---------------------

   Revenue for the three and nine months ended March 30, 1996 was $7,002,000 and $19,839,000 respectively. For the three month period ended March 30, 1996 revenues decreased 1% versus the same period a year earlier. For the nine month period ended March 30, 1996 the revenues increased 4% versus the same period last year. The increase for the nine months year to date reflect the initial shipments of the company's new leg vein device; the Sclerolaser.

   Gross margins were 44% for both the three and nine month periods ending March 30, 1996. Gross margins were 51% and 43% for the three and nine month periods a year earlier. The company believes that the nine month gross margins of 44% for the period ending March 30, 1996 and 43% for the same period a year earlier are more reflective of the company's more typical trends in margins at the current volumes.

   Research and development spending has decreased substantially to $390,000 for the three months and to $1,137,000 for the nine months ended March 30, 1996. These amounts reflect decreases of 70% and 64% for the same three and nine month periods the year before. Such decreases are intended to focus the company's R&D efforts to a limited number of projects which can be commercialized quickly and efficiently.

   Selling, general and administrative spending for the three and nine month period ending March 30, 1996 was $2,396,000 and $6,550,000 respectively. For the three month period ended March 30, 1996 the change versus the same period a year earlier was not significant. For the nine month period ended March 30, 1996 spending is down 8% versus the same nine month period a year earlier. This decrease is net of increased spending related to the companies entry into the clinic market offset by spending reductions in other areas of the company.

                              CANDELA CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Continued)


   Net interest income and expense for the three month and nine month period ended March 30, 1996 is essentially unchanged. For the three month period ended March 30, 1996 and the nine month period ended March 30, 1996, other income was $6,000 and other expense was $145,000 respectively, versus other income of $108,000 and $181,000 for the same periods one year earlier.

   Profit from operations of $324,000 for the three months ended March 30, 1996 and $862,000 for the nine months ended March 30, 1996 include losses from the Company's clinic operations of ($142,000) and ($394,000) for the three and nine months respectively.

   Provision for income taxes of the three and nine months ended March 30, 1996 reflect effective tax rates of 22% and 37%, respectively. The provision for income taxes related to the taxable income in the Company's subsidiary in Japan.

                              CANDELA CORPORATION
                          Part II   Other Information

Item 1  Legal Proceedings

        There have been no material developments in the legal proceedings previously reported by the Company.



Item 6  Exhibits and Reports on Form 8-K

        (a) Exhibits

        None.

        (b) Reports on Form 8-K

        During the quarter ended March 30, 1996 the Company filed one Current Report on Form 8-K, dated March 25, 1996 to report the adoption of amendments to the Company's Stockholder Rights Plan which was originally approved in September, 1992.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CANDELA CORPORATION
                                  Registrant



Date:  May 13, 1996               /s/ Gerard E. Puorro
      --------------              ------------------------------------
                                  Gerard E. Puorro
                                  (President, Chief Executive Officer
                                  and Acting Chief Financial Officer)