Form 10-K
period 1996-06-29
CANDELA CORP /DE/
filed 1996-09-27
CIK 793279

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the fiscal year ended June 29, 1996    Commission file number 0-14742

                              CANDELA CORPORATION
                              -------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                                       04-2477008
     --------                                                   --------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     530 Boston Post Road, Wayland, Massachusetts                 01778
     --------------------------------------------                 -----
     (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code:        (508) 358-7400
                                                                --------------

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                         Common Stock Purchase Warrants
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.  Yes [   ]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained in definitive proxy or information statements incorporated by reference in Part
 III of this Form 10-K or any amendment to this Form 10-K. [   ]

     As of September 20, 1996, 5,387,059 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 20, 1996, based upon the closing price of such stock on The NASDAQ Stock Market on that date, was approximately $14,050,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Documents                                            Form 10-K Reference
     ---------                                            -------------------

     Proxy Statement for the Annual Meeting of
      Shareholders to be held on November 21, 1996        Part III

                                     PART I
                                     ------


     Item 1.  Business
     ------   --------

     General

      Candela Corporation (the "Company") is in the business of providing cosmetic and medical/surgical solutions and services through the application of a variety of technologies. The Company designs, manufactures, markets and services lasers for a variety of surgical applications. The Company also licenses medical products for urology and oncology and sells them through its worldwide distribution network and utilizes externally funded resources to support the development of new medical and scientific lasers. The Company also has a separate subsidiary, Candela Skin Care Centers, Inc., which provides services in support of cosmetic laser surgery.

      Since its inception in 1970, the Company has designed and marketed custom and scientific lasers, and since 1984 has designed and marketed laser systems for medical applications. In 1987, the Company commercially introduced its urology laser system to treat kidney stones, and in 1988 it commercially introduced a dermatology/plastic surgery laser system to treat vascular skin lesions. The Company has since received United States Food and Drug Administration ("FDA") clearances to market these products for additional applications and has introduced new generations of these laser systems. In 1990, the Company commercially introduced a new dermatology/plastic surgery laser system to treat pigmented lesions of the skin, such as age spots. The Company has since received FDA clearance to market this laser for the removal of multicolored tattoos. In 1994, the Company also received FDA clearance to market an alexandrite laser for the treatment of tattoos, and subsequently received FDA clearance to market this laser for the treatment of Nevus of Ota and pigmented lesions like Nevus of Ota. In 1995, the Company received FDA clearance to market a new dermatology/plastic surgery laser system to treat leg veins. In 1996, the Company introduced the AlexLAZR and received FDA clearance to market this system for treatment of pigmented lesions, such as age and sun spots and freckles. The Company has a number of different lasers under development including pulsed dye lasers and solid state lasers. The Company plans to continue to apply its technical expertise to develop systems for providing new clinical solutions.

      The Company continues to build on its strengths in urology, dermatology/plastic surgery and oncology. Accordingly, the Company has entered into strategic alliances that are aimed at acquiring new and complementary products to enhance the Company's position in these markets.

      During l994, the Company's position in the urology market was strengthened with the addition of two FDA cleared cryogenic devices for the treatment of prostatic tissue and liver metastases. The LCS 3000, which has FDA clearance for ablation of prostatic tissue and the treatment of liver metastases, and the LCS 2000, which has FDA clearance for the treatment of liver metastases, both employ the precise application of extreme cold to destroy diseased tissue. In 1993, the Company entered into an agreement with Cryogenic Technology Limited ("Cryotech") that gave the Company the exclusive worldwide (except the United Kingdom) right to distribute these two cryosurgical devices. Cryotech has since been subject to liquidation proceedings in the United Kingdom and, in 1995, Spembly Medical Limited ("Spembly") entered into an agreement to purchase the assets of Cryotech, including the rights to the LCS 3000 and LCS 2000. The Company and Spembly have entered into an agreement in principal under which Spembly will manufacture a line of cryosurgical devices essentially similar to the former Cryotech LCS 3000 and LCS 2000 which the Company will market. In 1996, a new device, the CS5, was introduced. Under the agreement, the Company will have exclusive rights to distribute these devices in certain geographical areas.

      In the dermatology/plastic surgery market, the Company has pursued opportunities to build on its strengths in worldwide distribution as well as acquire new technology. In 1993, the Company, through its wholly-owned Japanese subsidiary, Candela KK, entered into an agreement with Laser Industries, Ltd. that gives Candela KK the exclusive right to distribute Laser Industries Nd:Yag and CO2 surgical lasers, surgical ultrasound aspirators and all related accessories for these products in Japan. Marketed under the Sharplan tradename, this agreement leverages the Company's distribution strength in Japan. Also, in 1994, the Company entered into an agreement to acquire certain assets from Derma-Lase, Ltd. The assets acquired are principally the rights to market FDA cleared products which enable the Company to market a broad line of lasers to treat tattoos and pigmented lesions. These agreements leverage the Company's strengths in worldwide distribution and service as well as its strong position in the dermatology/plastic surgery market.

      The Company markets and services its products in the United States through both a direct sales force and independent distributors. Internationally, the Company markets and services its products through regionally managed independent distributors, except in Japan, where Candela KK, in combination with a network of independent distributors, markets and services the products.

      In August 1995, the Company incorporated a wholly-owned subsidiary, Candela Skin Care Centers, Inc.(CSCC). CSCC is at the forefront of creating a new service industry which integrates laser cosmetic procedures with spa, salon, health and fitness services. The genesis for the business stems from the proven success and growth of the day spa industry, coupled with the ever increasing demand and acceptance for laser cosmetic procedures. CSCC integrates all these services under one facility and addresses the health, beauty and wellness needs of its clients. CSCC specializes in supporting laser cosmetic procedures for treatment of wrinkles, leg veins, scars, age and sun spots, facial spider veins and tattoos. All laser procedures are performed by board certified dermatologists and plastic surgeons. The spa services include massage, shiatsu, facials, hair styling, hair coloring, permanents, nail treatments, cardiovascular and fitness equipment, exercise classes and personal training. In addition to the services that CSCC provides, each facility can also generate revenue from the sale of gift certificates and retail items such as skin care products, robes, T-shirts etc.

      In October 1995, CSCC opened its first cosmetic laser facility, occupying 2,690 square feet in a professional office building located in Framingham, MA. The center was established principally to test the various management systems and procedures and to formalize them for replication at subsequent Candela Skin Care Centers. Additional locations are scheduled to open in 1997. These sites will be the first of CSCC's comprehensive facilities, and will offer all of the above stated services. In Boston, CSCC acquired an existing spa (Le Pli) and plans to elaborate on the facility by extending an additional 2,500 square feet of space to house the laser clinic. In other anticipated locations, CSCC plans to build out the entire Candela Skin Care Center facility from the bottom up or joint venture with others who already have such locations.

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

      LaserTripter [TM].  The Company's LaserTripter model MDL 3000, with its
      ------------
 RadioGold[TM] fiber, is the most recent generation of the Company's urology laser system. It employs a photoacoustic effect to fragment kidney and biliary stones with little or no damage to surrounding soft tissue. The laser operates at a wavelength that is selectively absorbed by the stones and not the tissue. The effectiveness of the LaserTripter is not limited by location, composition or the number of stones.

      The Company believes that its urology laser system offers advantages over the current alternative treatment techniques for kidney stones which include surgical intervention, extracorporeal shock wave lithotripsy ("ESWL") and endoscopic techniques. ESWL uses externally generated shock waves to break stones in the kidney, allowing fragments to be passed by the patient. However, ESWL equipment is more expensive to purchase and install than the Company's system. In addition, it may not be as effective as the LaserTripter in treating ureteral stones in the lower two-thirds of the ureter because the stones are difficult to localize with ESWL technology. Current endoscopic techniques include: baskets; electrohydraulic lithotripters ("EHL") which employ a high voltage discharge; and ultrasonic lithotripters ("UL") which use a rigid metallic probe vibrating at ultrasonic frequency. EHL's high-voltage discharge can cause incidents of perforation of the ureter, and UL's heat generation can cause damage to the surrounding soft tissue.

      Vascular Lesion Laser.  The SPTL-1b is the Company's latest generation of
      ---------------------
 laser systems for the treatment of benign vascular lesions of the skin. These lesions are characterized by the presence of abnormal blood vessels that lie beneath the surface of the skin. Port wine stains are congenital lesions that appear as light pink lesions at birth and progressively darken and roughen with age. Telangiectasia, or "spider veins," are vascular lesions that develop with age on many people over the age of 30.

      The SPTL-1b is available with a variety of handpieces, including 10mm, 7mm, 5mm, 3mm, 2mm, and 2x7mm, providing fast and effective treatment of large and small lesions.

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

      Pigmented Lesion Laser/TatuLAZR.  The Pigmented Lesion Laser/TatuLAZR, or
      -------------------------------
 PLTL, is two lasers packaged and marketed as a single dermatology/plastic surgery laser system. It includes a pulsed dye laser, as well as a Q-switched alexandrite laser. The pulsed dye laser is used to treat benign pigmented skin lesions and red and related color tattoos. Benign pigmented skin lesions result from the proliferation of non-malignant pigmented cells and include cafe au lait birthmarks, freckles and age spots. Similar to the Company's SPTL-1b laser described above, this laser effectively treats benign pigmented lesions by utilizing selective photothermolysis to injure the abnormal pigmented cells while avoiding damage to the surrounding skin. The Q-switched alexandrite is used to treat multicolored tattoos, such as blue, black and green, the most common colors used in both amateur and professional tattoos. The Q-switched alexandrite, using the same principle of selective photothermolysis described above, destroys the tattoo dye while avoiding damage to surrounding skin.

       ScleroLASER.  The Company received FDA clearance to market its
       -----------
 ScleroLASER for the treatment of leg veins in April 1995. The ScleroLASER is a tunable, flashlamp pumped dye laser which is designed to treat leg veins up to 1mm in size and features a unique elliptical spot designed to fit the linear configuration of the target vessels. Currently, the most common therapy for the treatment of leg veins is sclerotherapy. This treatment consists of a needle injection of a chemical directly into the vessels and is often painful for the patient.

       AlexLAZR, YAGLAZR. The Company introduced the YAGLAZR in July 1994 and
       -----------------
 AlexLAZR in February 1996. These products join the Company's SPTL-1b, ScleroLASER, and PLTL to offer the dermatology/plastic surgery market the widest range of laser wavelengths for the treatment of vascular and pigmented lesions, leg veins and tattoos.


      LCS 3000.  The LCS 3000 is a cryosurgical system that is FDA cleared for
      --------
 the ablation of prostatic tissue and treatment of liver metastases. It employs up to five independently controlled reusable probes to destroy diseased tissue by the precise application of extreme cold. The probes are available in a variety of shapes and sizes and are color coded for ease of use.

      LCS 2000.  The LCS 2000 is a cryosurgical system that is FDA cleared for
      --------
 the treatment of liver metastases. The LCS 2000 offers similar features to the LCS 3000, except that it operates with only two probes.

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

     Medical Research Agreements

      The Company has conducted joint research with physicians at Massachusetts General Hospital ("MGH"), the New England Medical Center, Boston University School of Medicine, University of California, the Children's Hospital and elsewhere under research agreements. Generally, when the Company enters into research agreements, the Company has rights to acquire exclusive licenses to any jointly developed technology and may pay a royalty to the institution. The Company anticipates continuing joint research and licensing arrangements with medical research institutions.

      In addition to internally funded research projects, the Company has received a number of Small Business Innovation Research ("SBIR") grants and contracts to explore the feasibility of extending its laser technology to new applications. Research is being conducted with several different types of lasers, including pulsed dye lasers and solid state lasers.

     Marketing and Service

      North America.  The Company markets its medical systems through both a
      -------------
 direct sales force and independent distributors. With the exception of the geographic areas covered by independent distributors, the Company has direct sales representatives with territories covering all of North America. The independent distributors, who have significant medical laser distribution experience, have exclusive arrangements for their geographic areas.

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

      International.  The Company sells a significant portion of its medical
      -------------
 systems outside the United States. The Company has wholly-owned Japanese and Spanish subsidiaries that coordinate the activities of several Japanese distributors and Spanish businesses. In addition, the Company has a branch office in Singapore to develop and maintain independent distributor relationships throughout the Asia Pacific region. The Company has a branch office in The Netherlands to develop and maintain independent distributor relationships in Europe, the Middle East and Africa. International revenue was approximately as follows during the last three fiscal years:

                                         1996          1995          1994
                                     ------------  ------------  ------------
       International revenue:
         Total                       $16,068,000   $13,772,000   $15,091,000
         As percentage of revenue             53%           49%           51%

      See also Note 9 to the Company's Consolidated Financial Statements.

      Service.  The Company's principal service center and depot is located at
      -------
 its Wayland, Massachusetts headquarters. In addition, the Company has direct service representatives throughout the United States and a depot at its wholly-owned subsidiaries in Japan and Spain. The Company's independent distributors maintain depot and service representatives adequate to cover their installed systems and have primary responsibility to service such systems. The Company's recommended preventive maintenance, coupled with continuing technical education for service representatives, help to ensure product reliability.

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

     Competition

      Competition in the medical device industry is intense, and technological developments are expected to continue at a rapid pace. The Company utilizes proprietary technology, product features, performance and price in addition to its market reputation as competitive methods depending upon the product, market or geographic area in which it is competing. The Company competes against other manufacturers, some of which may have greater financial, marketing, and technical resources than the Company, as well as against alternative medical technologies. In addition, some companies have developed, and other established companies may attempt to develop, products for the same medical applications as the Company's systems.

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

      The alternate method, where section 510(k) is not available, is to obtain premarket approval ("PMA") from the FDA. Under the PMA procedure, the applicant must obtain an IDE (investigative device exemption) before beginning the substantial clinical testing that is required to determine the safety and efficacy. The preparation of a PMA application is significantly more complex and time consuming than the 510(k) application. The review period under a PMA application is 180 days from the date of filing, although such review times have been substantially extended recently. The FDA often responds with requests for additional information or clinical reports, which can extend the review period beyond the initial review period.

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

     Research and Development

      During the past three fiscal years, the Company spent the following amounts on Company-sponsored and federal government SBIR-sponsored research:

                                          1996        1995        1994
                                       ----------  ----------  ----------

     Company-sponsored research and
     development                       $1,818,000  $3,733,000  $3,810,000

     SBIR-sponsored research and
     development                       $  367,000  $  443,000  $  937,000

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

     Customers

      The Company's customers include distributors, hospitals, medical doctors and in the case of CSCC, consumers. The Company is not dependent upon any single customer. See Note 9 to the Company's Consolidated Financial Statements.

     Backlog

      The Company does not believe that backlog is necessarily indicative of trends in its business.

     Employees

      As of June 29, 1996, the Company had 177 full-time employees of which 18 were in research, development and engineering, 40 were in manufacturing and quality assurance, 16 were in service, 23 were in sales and marketing, 11 were in finance and administrative positions, and 69 were in the clinic and health spa subsidiary. None of the Company's employees are represented by a union, and the Company believes its relationship with its employees is good.

     Executive Officers

      The current executive officers of the Company are as follows:

Name                         Age                     Position
- ---------------------------  ---  ----------------------------------------------

     Gerard E. Puorro         49  President, Chief Executive Officer, Acting
                                  Chief Financial Officer and Director

     Judith A. Bednarz        50  Vice President, Marketing

     Jay D. Caplan            34  Vice President, Manufacturing

     James C. Hsia, Ph.D      50  Senior Vice President, Research

     William B. Kelley        41  Vice President, North American Sales and
                                  Service

     Richard J. Olsen         63  Senior Vice President and Assistant Secretary

     Kenji Shimizu            43  Executive Vice President, International Sales

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

      Mr. Caplan was appointed Vice President, Manufacturing in December 1995 after being the "acting" Vice President, Manufacturing since January 1995. He has been with the Company since September 1988 and was previously Senior Director, Corporate Planning/Business Development. From 1988 to 1993, Mr. Caplan held the positions of Product Director, International Controller, Manager, Financial Planning and Analysis and Planning Associate. Prior to joining the Company, Mr. Caplan held positions at Xerox Corporation, Elsegundo, CA, and the U.S. Air Force, Washington, DC.

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


     Item 2.  Properties
     ------   ----------

      The Company leases a facility totaling approximately 35,000 square feet for its operations in Wayland, Massachusetts, which is located approximately 20 miles west of Boston. The lease on this facility was amended in September 1995 to extend the expiration date to March 1998, at which time the Company has an option to renew the lease for a period of two years at a market rate rental at the time of exercise. Management of the Company believes that its current facilities are suitable and adequate for its near-term needs.

       The Company's new subsidiary, Candela Skin Care Centers, Inc, is currently conducting its corporate operations from temporary offices at 31 St. James Avenue, Boston, MA. The temporary space of 1,612 square feet will be vacated as of December 1, 1996, for permanent offices at the same address. The term of the lease for this location is for a period of five years, expiring on August 4, 2001.

       Additional locations housing clinic and spa facilities are:

       1) Candela Skin Care Center of Framingham, 2,690 square feet located at 463 Worcester Road, Framingham, MA. The lease on this facility is for a period of three years, expiring on July 31, 1998, with a provision for one(1) three-year option,

       2) Candela Skin Care Center of Scottsdale, Inc., 7,555 square feet located at 6939 E. Main Street, Scottsdale, AZ. The lease on this facility is for a period of ten years, expiring on June 30, 2006, with a provision for two(2) five-year extensions,

       3) Spa Management Inc. d/b/a Le Pli at the Heritage, 20,728 square feet located at 28 Arlington Street, Boston, MA. The lease on this facility is for a period of 180 months, and commenced on June 1, 1994.

     Item 3.  Legal Proceedings
     ------   -----------------

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

     Item 4.  Submission of Matters to a Vote of Security Holders
     ------   ---------------------------------------------------

      During the fourth quarter of fiscal 1996, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II
                                    -------

     Item 5.  Market for the Registrant's Common Equity and Related Stockholder
     ------   -----------------------------------------------------------------
              Matters
              -------

      The Company's common stock trades on The NASDAQ Stock Market under the symbol "CLZR."

      At September 20, 1996, there were 5,387,059 holders of record of the Company's common stock and the last sales price of the Company's common stock was $5 3/4 on that day.

      The following table sets forth quarterly high and low prices of the common stock for the indicated fiscal periods:

                               1996              1995
                               ----              ----

                          High      Low      High      Low
                          ----      ---      ----      ---

       First Quarter     $ 4 3/4  $1 15/16  $4 1/4  $ 2 5/8
       Second Quarter      5 7/8   3   1/2   3 1/4    1 3/8
       Third Quarter       8 1/8   4  9/16   2 7/8    1 7/16
       Fourth Quarter     11 1/4   7         3        1 3/4

      The Company has never paid a cash dividend and has no present intention to pay cash dividends in the foreseeable future. The Board of Directors currently intends to retain any future earnings for use in the Company's business.

     Item 6.  Selected Financial Data
     ------   -----------------------

      The table set forth below contains certain financial data for each of the last five fiscal years of the Company. This data should be read in conjunction with the detailed information, financial statements and notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

      (in thousands, except per share data)
Statement of Operations
 Data:                               1996     1995     1994      1993     1992
- ------------------------             ----     ----     ----      ----     ----

     Revenue                       $30,413  $28,244   $29,820  $33,158   $35,410
     Gross profit                   13,580   12,376    13,765   13,434    19,763
     Income (loss) from
      operations                     1,889   (1,603)      714   (9,106)    3,809
     Income (loss) before
       extraordinary item            1,245   (1,536)      655   (9,208)    2,729
     Net income (loss)               1,245   (1,536)      655   (9,208)    3,729
     Income (loss) per
      share:
       Before
        extraordinary item             .22     (.29)      .13    (1.78)      .51
       Net income (loss)               .22     (.29)      .13    (1.78)      .70
     Weighted average
      number of common
       and common
        equivalent shares
         outstanding                 5,563    5,288     5,218    5,180     5,304

                                   June 29, July 1,   July 2,  July 3,  June 27,
     Balance Sheet Data:              1996     1995      1994     1993     1992
     -------------------           -------  -------   -------  -------   -------

     Working capital               $ 8,608  $ 8,033   $ 9,109  $ 8,775   $17,611
     Total assets                   19,334   16,832    20,447   20,269    28,697
     Current portion of
      long-term debt                   708      470       102      114        83
     Long-term debt                    557      476       223      305       330
     Stockholders' equity            9,965    9,086    10,566    9,671    18,432

     Item 7.  Management's Discussion and Analysis of Financial Condition and
     ------   ---------------------------------------------------------------
              Results of Operations
              ---------------------

     Results of Operations

     Fiscal 1996 Compared to Fiscal 1995
     -----------------------------------

      Revenue for fiscal 1996 was $30,413,000, an increase of 8% from revenue of $28,243,000 in fiscal 1995. This increase is primarily the result of an increase in unit volume as the result of the introduction of two new dermatology products. International revenue as a percentage of total revenue represented 53% of revenue in 1996, compared to 49% in fiscal 1995.

      Gross margin increased to 45% in fiscal 1996 from 44% in fiscal 1995, reflecting volume increases in the Company's dermatology products.

      Research and development spending decreased 51% to $1,818,000 in fiscal 1996 from $3,733,000 in fiscal 1995. As a percent of revenue, research and development spending decreased to 6% in fiscal 1996 from 13% in fiscal 1995. The Company continues to build on its strengths in the urology and dermatology markets and internal development efforts have been refocused accordingly. The Company expects expenditures for research and development to be between 7% and 10% of revenue going forward.

      Selling, general and administrative expenses decreased 4% to $9,873,000 in fiscal 1996 from $10,246,000 in fiscal 1995. As a result of both reduced spending and higher revenue, selling, general and administrative spending as a percentage of revenue, decreased to 32% in fiscal 1996 from 36% in fiscal 1995.

      Interest income increased to $93,000 in fiscal 1996 from $70,000 in fiscal 1995 as a result of increased average cash balances. Other expense in fiscal 1996 of $207,000 and other income in fiscal 1995 of $544,000 results primarily from foreign currency transactions.

      The Company's consolidated net income includes a net loss of $686,970 from the first year of operation of its new wholly-owned subsidiary, Candela Skin Care Centers, Inc.(CSCC). While sites open for a year or more are expected to be profitable, those open a year or less are expected to unfavorably impact operating results until reaching maturity.

      Provision for income taxes in fiscal 1996 results primarily from taxable income in the Company's subsidiary in Japan and alternative minimum tax in the U.S. Income taxes provided for in fiscal 1996 reflect an effective tax rate of 28%. This is lower than the U.S. statutory rate of 34%, because of the utilization of a deferred tax asset that will be recognized when filing the U.S. taxes. This tax rate includes both foreign taxes, which generally are higher than the U.S. statutory rate, state income taxes, and the effect of utilizing the deferred tax asset.

      As a result of the foregoing factors, the Company realized a net income of $1,245,000, or $0.22 per share in fiscal 1996, compared to a net loss of $1,536,000, or $0.29 in fiscal 1995.

     Fiscal 1995 Compared to Fiscal 1994
     -----------------------------------

      Revenue for fiscal 1995 was $28,243,000, a decrease of 5% from revenue of $29,820,000 in fiscal 1994. This decrease is primarily the result of a change in product mix toward lower priced products offset in part by an increase in unit volume. International revenue as a percentage of total revenue represented 49% of total revenues in fiscal 1995 down from 51% in fiscal 1994.

      Gross margin decreased to 44% in fiscal 1995 from 46% in fiscal 1994, reflecting the change in product mix toward lower priced products as well as volume decreases in the Company's higher margin urology products.

      Research and development spending decreased 2% to $3,733,000 in fiscal 1995 from $3,810,000 in fiscal 1994. As a percent of revenue, research and development spending was 13% in both fiscal 1995 and fiscal 1994. The Company continues to build on its strengths in the urology and dermatology markets and internal development efforts have been refocused accordingly. The Company expects expenditures for research and development to be between 7% and 10% of revenue going forward.

      Selling, general and administrative expenses increased 11% to $10,246,000 in fiscal 1995 from $9,241,000 in fiscal 1994. This increase is primarily attributable to increases in labor and related expenses as a result of an increase in the Company's direct salesforce. As a result of both increased spending and lower revenue, selling, general and administrative spending as a percentage of revenue, increased to 36% in fiscal 1995 from 31% in fiscal 1994.

      Interest income decreased to $70,000 in fiscal 1995 from $97,000 in fiscal 1994 as a result of lower average cash balances. Other income in fiscal 1995 and 1994 results primarily from foreign currency transactions as well as losses relating to the disposal of property and equipment.

      Provision for income taxes in fiscal 1995 results from taxable income in the Company's subsidiary in Japan. Income taxes provided for in fiscal 1994 reflect an effective tax rate of 38%. This is higher than the U.S. statutory rate of 34%, because it includes both foreign taxes, which generally are higher than the U.S. statutory rate, and state income taxes.

      As a result of the foregoing factors, the Company incurred a net loss of $1,536,000, or $0.29 per share in fiscal 1995, compared to net income of $655,000, or $0.13 per share in fiscal 1994.

     Liquidity and Capital Resources

      Cash and equivalents at June 29, 1996 increased to $3,041,000 from $2,565,000 at July 1, 1995. This increase results primarily from net income of $1,245,000 and by negotiating more favorable terms for accounts payable. These sources were offset in part by a $1,400,000 increase in trade receivables.

      During the fiscal year, the Company utilized $ 382,000 in cash in the operations of its wholly-owned subsidiary, Candela Skin Care Centers, Inc.,
 (CSCC). The Company expects that CSCC will continue to require cash during its infancy and development stages.

       During fiscal 1996, the Company borrowed $547,000 on a two-year 1.95% note with a foreign bank. The current value of this liability is $479,000 as converted at the current exchange rates. During fiscal 1995, the Company borrowed $708,000 on a two-year 1.9% note with a foreign bank. The Company's remaining short-term and long-term debt is comprised solely of capital lease obligations, which was $161,000 and $352,000 at June 29, 1996, versus $116,000 and $122,000 at July 1, 1995.

      The Company believes its existing funds are sufficient to meet the operating requirements of the Company for the foreseeable future.


     Cautionary Statements

      In addition to the other information in this Annual Report on Form 10-K, the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-K that are not historical facts (including without limitation, statements concerning anticipated operational and capital expense levels and such expense levels relative to the Company's total revenues) and other information provided by the Company and its employees from time to time may contain certain "forward-looking" information, as that term is defined by (i)the Private Securities Litigation Reform Act of 1995 (the "Act") and (ii)in releases made by the Securities and Exchange Commission (the "SEC"). The factors identified in the cautionary statements below, among other factors, could cause actual results to differ materially from those suggested in such forward-looking statements. The cautionary statements below are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

     Variability of Quarterly Operating Results. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the timing of product sales, the timing of expenditures in anticipation of future product orders, the introduction and market acceptance of new products, effectiveness in managing manufacturing processes, changes in cost and availability of labor and product components, order cancellations, the budgetary cycles of its customers, and the timing of regulatory approvals. The Company's ability to accurately forecast future revenues and income for any period is necessarily limited, and any forward-looking information provided from time to time by the Company represents only management's then-best current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

      Potential Volatility of Stock Price. There has been significant volatility in the market price of securities of companies in the medical device industry. Factors such as announcements of new products by the Company or its competitors, quarterly fluctuations in the financial results of the Company or its competitors, shortfalls in the Company's actual financial results compared to results previously forecasted by stock market analysts, conditions in the medical device industry and the financial markets and the economy generally could cause the market price of the Company's securities to fluctuate substantially and may adversely affect the price of the Company's securities.

      Risks Associated with International Operations. A significant portion of the Company's revenues are attributable to international operations and revenues from international operations are likely to continue to be significant in future periods. The Company's international business and financial performance may be adversely affected by a number of factors, including without limitations to fluctuations in exchange rates, tariffs and other trade barriers, adverse tax regulation, and adverse political and economic conditions. Adverse effect on the Company's international operations may have materially adverse effects on the Company's overall financial condition and operating results.

      Governmental Regulation. Medical devices are subject to United States Food and Drug Administration ("FDA") approval before they can be utilized for clinical studies or sold commercially. In addition, the Company's activities in connection with its CSCC business may subject the Company to additional regulation under state and federal laws. The process for obtaining the necessary approvals and compliance with applicable regulations can be costly and time consuming. Many foreign countries in which the Company markets or may market its products have similar regulatory bodies and restrictions. There is no assurance the Company will be able to obtain any such government approvals or successfully comply with any such regulations in a timely and cost-effective manner, if at all, and failure to do so may have an adverse effect on the Company's financial condition and results of operations.

      Risks Associated with Product Liability. The administration of medical and cosmetic treatments using laser products is subject to various risks of physical injury to the patient which may result in product liability or other claims against the Company. The costs and resources involved in defending or settling any such claims, or the payment of any award in connection therewith, may adversely affect the Company's financial condition and operating results. The Company maintains product liability insurance, but there is no assurance that its policy will provide sufficient coverage for any claim or claims that may arise, or that the Company will be able to maintain such insurance coverage on favorable economic terms.

      Rapid Technological Change; Competition. The medical laser industry is subject to rapid and substantial technological development and product innovations. The Company, to be successful, must be responsive to new developments in laser technology and applications of existing technology, and the Company's financial condition and operating results may be adversely affected by the failure of new or existing products to compete favorably in response to such technological developments. In addition, the Company competes against numerous other companies offering products similar to the Company's and/or alternative products and technologies, some of which have greater financial, marketing and technical resources than the Company. There can be no assurance the Company will be able to compete successfully.

      Reliance on Attracting and Retaining Key Employees. The Company's success will depend in large part on its ability to attract and retain highly-qualified scientific, technical, managerial, sales and marketing, management and other personnel. Competition for such personnel is intense and any decline in the Company's ability to attract and retain such personnel may have adverse effects on its financial condition and operating results.

     Item 8.  Financial Statements and Supplementary Data
     ------   -------------------------------------------

      Financial statements and supplementary data are included herein and are indexed under item 14 (a) (1)-(2).


     Item 9.  Changes in and Disagreements with Accountants on Accounting and
     ------   ---------------------------------------------------------------
              Financial Disclosure
              --------------------

      None.

                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant
     -------   --------------------------------------------------

      For information with respect to the Directors of the Company, see the section entitled "Election of Directors" appearing in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on November 21, 1996, which section is incorporated herein by reference. The current executive officers of the Company are set forth under the caption "Executive Officers" in Item 1 of this Form 10-K.


     Item 11.  Executive Compensation
     -------   ----------------------

      See the section entitled "Executive Compensation and Other Information Concerning Officers and Directors" appearing in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on November 21, 1996, which section is incorporated herein by reference.


     Item 12.  Security Ownership of Certain Beneficial Owners and Management
     -------   --------------------------------------------------------------

      See the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on November 21, 1996, which section is incorporated herein by reference.


     Item 13.  Certain Relationships and Related Transactions
     -------   ----------------------------------------------

      See the section entitled "Certain Transactions" appearing in the Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on November 21, 1996, which section is incorporated herein by reference.

                                    PART IV
                                    -------

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
     -------   ---------------------------------------------------------------

     (a)  The following items are filed as part of this report:

     (1)  Consolidated Financial Statements:
          ---------------------------------

          Report of Independent Accountants                                 F-1
          Consolidated Balance Sheets - June 29, 1996 and July 1, 1995 F-2 Consolidated Statements of Operations - Years ended June
           29,1996, July 1, 1995 and July 2, 1994                           F-3
          Consolidated Statements of Stockholders' Equity - Years Ended
            June 29, 1996, July 1, 1995 and July 2, 1994                    F-4
          Consolidated Statements of Cash Flows - Years Ended June 29,
           1996, July 1, 1995 and July 2, 1994                              F-5
          Notes to Consolidated Financial Statements                        F-6

     (2)  Consolidated Financial Statement Schedules:
          ------------------------------------------
          Schedule II - Valuation and Qualifying Accounts                   F-17

      The report of the registrant's independent accountants with respect to the above-listed financial statements and financial statement schedule appears on page F-1 of this report.

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

     (3) Exhibits: Except as otherwise noted, the following documents are incorporated by reference from the Company's Registration Statement on Form S-3 (File Number 33-24565):

     3.1                               Certificate of Incorporation, as amended
     3.2  [FN9]                        By-laws of the Company, as amended and
                                       restated
     3.3  [FN1]                        Agreement of Merger between Candela
                                       Corporation, Inc., a Massachusetts
                                       corporation, and Candela Laser
                                       Corporation, a Delaware corporation
     4.1  [FN6]                        Form of Rights Agreement dated as of
                                       September 4, 1992 between the Company
                                       and The First National Bank of Boston,
                                       as Rights Agent, which includes as
                                       Exhibit A thereto the Form of Rights
                                       Certificate
    10.1  [FN1]                        1985 Incentive Stock Option Plan
    10.2                               1987 Stock Option Plan
  10.2.1  [FN2]                        1989 Stock Plan
  10.2.2  [FN3]                        1990 Employee Stock Purchase Plan
  10.2.3  [FN3]                        1990 Non-Employee Director Stock Option
                                       Plan
  10.2.4  [FN7]                        1993 Non-Employee Director Stock Option
                                       Plan
    10.3  [FN7]                        Lease for premises at 526 Boston Post
                                       Road, Wayland, Massachusetts
    10.4  [FN7]                        Lease for premises at 530 Boston Post
                                       Road, Wayland, Massachusetts
    10.5                               Patent License Agreement between the
                                       Company and Patlex Corporation effective
                                       as of July 1, 1988
    10.6  [FN4]                        License Agreement among the Company,
                                       Technomed International, Inc. and
                                       Technomed International S.A. dated as of
                                       December 20, 1990
    10.7  [FN5]                        License Agreement between the Company
                                       and Pillco Limited Partnership effective
                                       as of October 1, 1991
    10.8  [FN8]                        Distribution Agreement between the
                                       Company and Cryogenic Technology Limited, dated October 15, 1993

  10.9  [FN10]                       Asset Purchase Agreement between the
                                     Company and Derma-Lase, Limited and
                                     Derma-Lase, Inc. dated June 23, 1994.
  22    [FN11]                       Subsidiaries of the Company
  24    [FN11]                       Consent of Independent Accountants
                                     (Coopers & Lybrand, L.L.P.)
  27                                 Financial Data Schedule

     [FN1] Previously filed as an exhibit to Registration Statement No.
           33-54448B and incorporated herein by reference.

     [FN2] Previously filed as an exhibit to the Company's Amended and Restated Annual Report on Form 10-K for the fiscal year ended June 30, 1988, and incorporated herein by reference.

     [FN3] Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, and incorporated herein by reference.

     [FN4] Previously filed as an exhibit to Form 10-Q for the quarter ended
           December 29, 1990, and incorporated herein by reference.

     [FN5] Previously filed as an exhibit to Form 10-Q for the quarter ended
           September 28, 1991, and incorporated herein by reference.

     [FN6] Previously filed as an exhibit to Form 8-K, dated September 8, 1992, and incorporated herein by reference.

     [FN7] Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993, and incorporated herein by reference.

     [FN8] Previously filed as an exhibit to Form 10-Q for the quarter ended
           January 1, 1994, and incorporated herein by reference.

     [FN9] Previously filed as an exhibit to Form 10-Q for the quarter ended
           April 2, 1994, and incorporated herein by reference.

     [FN10]Previously filed as an exhibit to the Company's Annual Report on Form
           10-K for the fiscal year ended July 2, 1994, and incorporated herein by reference.


     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended June 29, 1996.

     (c) The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 14(a)(3) above.

     (d) The Company hereby files, as part of this Form 10-K, the consolidated financial statement schedules listed in Item 14(a)(2) above.

                                    NATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 1996.

                                    CANDELA CORPORATION

                                    By: /s/ Gerard E. Puorro
                                       ----------------------
                                       Gerard E. Puorro, President, Chief
                                       Executive Officer, Acting Chief Financial
                                       Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                            Date
- ---------                    -----                            ----

/s/ Gerard E. Puorro         President, Chief Executive       September 25, 1996
- -------------------------    Officer, Acting CFO and Director
Gerard E. Puorro             (Principal Executive Officer)

/s/ Kenneth D. Roberts       Chairman of the Board            September 25, 1996
- -------------------------    of Directors
Kenneth D. Roberts

/s/ Richard J. Cleveland     Director                         September 25, 1996
- -------------------------
Richard J. Cleveland

/s/ Robert E. Dornbush       Director                         September 25, 1996
- -------------------------
Robert E. Dornbush

/s/ Theodore G. Johnson      Director                         September 25, 1996
- -------------------------
Theodore G. Johnson

/s/ Douglas W. Scott         Director                         September 25, 1996
- -------------------------
Douglas W. Scott

                       REPORT OF INDEPENDENT ACCOUNTANTS

 To the Shareholders and Board of Directors of Candela Corporation:

   We have audited the consolidated financial statements and the financial statement schedule of Candela Corporation listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candela Corporation as of June 29, 1996 and July 1, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






 Boston, Massachusetts                            COOPERS & LYBRAND L.L.P.
 August 9, 1996

                          Consolidated Balance Sheets
                         June 29, 1996 and July 1, 1995
                             (dollars in thousands)

Assets                                                 1996      1995
- ------                                               --------  --------

Current assets:
Cash and equivalents (Note 1)                        $ 3,041   $ 2,565
Accounts receivable (net of allowance of $305 and
 $361 in 1996 and 1995, respectively) (Note 1)         6,444     5,050
Notes receivable                                       1,956     1,853
Inventory (Note 3)                                     5,627     5,335
Other current assets                                     352       500
                                                     -------   -------

Total current assets                                  17,420    15,303
Property and equipment, net (Note 4)                   1,183       858
Other assets                                             731       671
                                                     -------   -------

                                                     $19,334   $16,832
                                                     =======   =======

Liabilities and Stockholders' Equity                   1996      1995
- ------------------------------------                 -------   -------

Current liabilities:
Current portion of long-term debt (Note 6)           $   708   $   470
Deferred income (Note 5)                               1,943     1,696
Accounts payable                                       3,162     2,214
Accrued payroll and related expenses                     748       627
Accrued warranty costs                                   897       648
Income taxes payable                                     350       677
Other accrued liabilities                              1,004       938
                                                     -------   -------

Total current liabilities                              8,812     7,270
Long-term debt (Note 6)                                  557       476
Commitments (Note 6)
Stockholders' equity (Note 7):
 Common stock, $.01 par value: 30,000,000 and
  15,000,000 shares authorized;  5,384,715 and
  5,496,028 shares issued in 1996 and 1995,
  respectively                                            53        54
 Additional paid-in capital                           17,069    18,349
 Treasury stock, at cost: 196,904 in 1995                  -    (1,574)
 Retained deficit                                     (7,123)   (8,294)
 Accumulated translation adjustment                      (34)      551
                                                     -------   -------

Total stockholders' equity                             9,965     9,086
                                                     -------   -------
                                                     $19,334   $16,832
                                                     =======   =======

     The accompanying notes are an integral part of the consolidated financial statements.

                     Consolidated Statements of Operations
       For the years ended June 29, 1996, July 1, 1995, and July 2, 1994
                     (in thousands, except per share data)

                                           1996      1995      1994
                                         --------  --------  --------

Revenue                                  $30,413   $28,243   $29,820
Cost of sales                             16,833    15,867    16,055
                                         -------   -------   -------

Gross profit                              13,580    12,376    13,765
Operating expenses:
 Research and development                  1,818     3,733     3,810
 Selling, general and administrative       9,873    10,246     9,241
                                         -------   -------   -------

  Total operating expenses                11,691    13,979    13,051
                                         -------   -------   -------

Income (loss) from operations              1,889    (1,603)      714
Other income (expense):
 Interest income                              93        70        97
 Interest expense                            (49)      (47)      (47)
 Other                                      (207)      544       291
                                         -------   -------   -------

  Total other income (expense)              (163)      567       341
                                         -------   -------   -------

Income (loss) before income taxes          1,726    (1,036)    1,055
Provision for income taxes                   481       500       400
                                         -------   -------   -------

Net income (loss)                        $ 1,245   $(1,536)  $   655
                                         =======   =======   =======

Net income (loss) per share                $0.22    $(0.29)    $0.13
                                         =======   =======   =======

Weighted average number of common and
 common equivalent shares outstanding      5,563     5,288     5,218
                                         =======   =======   =======
     The accompanying notes are an integral part of the consolidated financial statements.

                Consolidated Statements of Stockholders' Equity
       For the years ended June 29, 1996, July 1, 1995, and July 2, 1994
                                 (in thousands)

                                                     Additional     Retained                                Accumulated
                                                      Paid-in       Earnings              Treasury          Translation
                                 Common Stock         Capital       (Deficit)               Stock           Adjustment
                              -----------------      -------------------------------------------------------------------------------
                              Shares     Amount                                     Shares      Amount                     Total
                              ------     ------                                     ------      ------                     -----
- ------------------------------------------------------------------------------------------------------------------------------------

 Balance, July 3, 1993         5,396      $54         $18,260        $(7,370)        (194)      $(1,565)       $292          $9,671

 Sale of common stock
   under stock plans              25                       66                                                                    66
 Purchase of common
   stock                                                                               (3)           (9)                         (9)
 Common stock issued in
   formation of pooled
   entity                         60
 Net income                                                              655                                                    655
 Currency translation
   adjustment                                                                                                   183             183
- ------------------------------------------------------------------------------------------------------------------------------------

 Balance, July 2, 1994         5,481       54          18,326         (6,715)        (197)       (1,574)        475          10,566

 Sale of common stock
   under stock plans              15                       23                                                                    23
 Dividend paid                                                           (43)                                                   (43)
 Net loss                                                             (1,536)                                                (1,536)
 Currency translation
   adjustment                                                                                                    76              76
- ------------------------------------------------------------------------------------------------------------------------------------

 Balance, July 1, 1995         5,496       54          18,349         (8,294)        (197)       (1,574)        551           9,086

 Sale of common stock
   under stock plans              86        1             244                                                                   245
 Dividend paid                                                           (26)                                                   (26)
 Net income                                                            1,245                                                  1,245
 Retirement of Treasury
   Stock                        (197)      (2)         (1,572)                        197         1,574                           0
 Conversion of
   Spa Management,Inc.
   to a C-Corporation                                      48            (48)                                                     0
 Currency translation
   adjustment                                                                                                  (585)           (585)
- ------------------------------------------------------------------------------------------------------------------------------------

 Balance June 29, 1996         5,385      $53         $17,069        $(7,123)           0          $  0      $  (34)         $9,965
====================================================================================================================================

     The accompanying notes are an integral part of the consolidated financial statements.


                     Consolidated Statements of Cash Flows
For the years ended June 29, 1996, July 1, 1995, and July 2, 1994 (In thousands)

                                              1996         1995         1994
                                              ----         ----         ----
Cash flows from operating activities:
  Net income (loss)                         $ 1,245      $(1,536)     $   655
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used for) operating activities:
    Depreciation and amortization               541          640          657
    (Gain)/Loss on disposal of
      equipment                                  (8)          25            3
  Change in assets and liabilities:
      Accounts receivable                    (1,394)       2,519       (1,381)
      Notes receivable                         (103)        (461)         290
      Inventory                                (310)         (69)         782
      Refundable income taxes                     -           31        1,405
      Other current assets                      148           83          368
      Other assets                              (60)         (57)        (524)
      Accounts payable                          948       (1,825)       1,126
      Accrued payroll and
      related expenses                          121         (289)        (101)
      Deferred income                           247         (429)         291
      Accrued warranty costs                    249         (148)        (610)
      Income taxes payable                     (327)         220            5
      Other accrued liabilities                  66         (306)      (1,316)
                                            --------     --------     --------

                    Total adjustments           118          (66)         995
                                            --------     --------     --------

Net cash provided by (used for)
  operating activities                        1,363       (1,602)       1,650

Cash flows from investing activities:
  Proceeds from sale of assets                   10            -            -

  Payment for additions to property
    and equipment                              (450)        (287)        (458)
                                            --------     --------     --------


Net cash used for investing
  activities                                   (440)        (287)        (458)

Cash flows from financing activities:
  Proceeds from issuance of debt                479          708            -
  Principal payments on debt                   (435)           -            -
  Payments of capital lease
    obligations                                (125)        (100)        (114)
  Proceeds from issuance of common
    stock, net                                  245           23           66
  Payment of dividends                          (26)         (43)           -
  Repurchase of common stock                      -            -           (9)
                                            --------     --------     --------

Net cash provided by (used for)
  financing activities                          138          588          (57)

Accumulated translation
 adjustment                                    (585)          76          183
                                            --------     --------     --------

 Net increase (decrease) in
 cash and equivalents                           476       (1,225)       1,318
Cash and equivalents at
 beginning of period                          2,565        3,790        2,472
                                            --------     --------     --------

Cash and equivalents at
 end of period                              $ 3,041      $ 2,565      $ 3,790
                                            ========     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  Summary of Significant Accounting Policies

     Basis of Presentation

      The consolidated financial statements include the accounts of Candela Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In August 1995, the Company incorporated a wholly-owned subsidiary, Candela Skin Care Centers (CSCC). CSCC offers services to its customers, through cosmetic laser facilities, integrating laser cosmetic procedures with spa, salon, health and fitness services. In June 1996, the Company acquired all of the outstanding capital stock of Spa Management, Inc. which was accounted for using the pooling of interests method of accounting. (See Note 2)

      The Company's fiscal year ends on the Saturday nearest June 30.

      Certain amounts from prior years have been reclassified to conform to the current year's presentation.

     Use of Estimates

      The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

     Cash and Equivalents

      The Company classifies investments purchased with a maturity of three months or less at the date of acquisition as cash equivalents. At June 29, 1996 and July 1, 1995, substantially all cash equivalents were invested in U.S. Treasury Bills.

     Accounts Receivable and Notes Receivable

      The Company's trade accounts receivables and notes receivables are primarily from sales to end users and distributors servicing the urology and dermatology markets and reflect a broad domestic and international customer base. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. One distributor customer accounted for 17% of total receivables at June 29, 1996.

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

                                                                Number of Years
                                                                ---------------

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

      Service - Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period. Revenue from service administered through CSCC and Spa Management, Inc., is recognized as the services are provided. Amounts received from the sale of gift certificates by Spa Management, Inc. are deferred and recognized as revenue as the services are provided.

     Research and Development

      Research and development costs are expensed as incurred.

     Foreign Currency Translation

      The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation of the Japanese and Spanish subsidiary balance sheets are accumulated as a separate component of stockholders' equity. Net exchange gains(losses) resulting from foreign currency transactions amounted to $(420,000), $514,000 and $285,000 for fiscal 1996, 1995 and 1994, respectively, and are included in other income (expense).

      The Company uses forward foreign exchange contracts to hedge some foreign denominated receivables. The related gains and losses are deferred and recognized as the forward contracts are settled. At June 29, 1996, the Company had forward contracts to sell 52.78 million Japanese yen for $500,000 at various dates in fiscal 1997.

     Product Warranty Costs

      The Company's warranty policy on end user sales of medical devices is generally one year on parts and labor. Distributor sales generally include a parts warranty only. Estimated future costs for initial product warranties are provided for at the time of sale.

     Earnings (Loss) Per Share

      Primary earnings (loss) per common share is computed by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock and, if dilutive, common stock equivalents and the assumed issuance in May 1994 of 60,317 shares of the Company's common stock in connection with the acquisition of Spa Management, Inc. Common stock equivalents include shares issuable upon the exercise of stock option or warrants, net of shares assumed to have been purchased with the proceeds.

     Accounting for Stock-Based Compensation

      In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which will be effective for fiscal 1997. SFAS encourages, but does not require, companies to recognize compensation costs for all stock-based compensation arrangements using a fair value method of accounting. The Company has determined that it will elect the disclosure only alternative and, accordingly, will be required to disclose the pro forma net income or loss and per share amounts in the notes to the consolidated financial statements using the fair value based method beginning in fiscal 1997. The adoption of SFAS 123 will have no cash flow impact on the Company.


     2.  Pooling of Interests

      On June 27, 1996, the Company acquired all of the outstanding shares of capital stock of Spa Management, Inc. The acquisition was accomplished through an exchange of 60,317 shares of the Company's common stock for all of the outstanding shares of capital stock of Spa Management, Inc. This transaction has been accounted for using the pooling of interests method of accounting. Spa Management, Inc., d/b/a Le Pli at the Heritage(Le Pli) was formed in May 1994, and is a Boston-based health spa with approximately 60 employees at the time of acquisition and specializes in personal care and health and beauty services. Le Pli currently operates as a wholly-owned subsidiary of CSCC.

         The following information presents certain income statement data of Candela Corporation and Spa Management, Inc. for the periods prior to the acquisition. The acquisition was substantially coincident with the fiscal year end close.

                           Candela Corporation   Spa Management, Inc.    Total
                          --------------------   --------------------  ---------

Revenue for:
Year ending
June 29, 1996                          $28,434                $1,979   $30,413
July  1, 1995                           26,466                 1,777    28,243
July  2, 1994                           29,612                   208    29,820

Net Income (Loss) for:
Year ending
June 29, 1996                          $ 1,210                $   35   $ 1,245
July  1, 1995                           (1,577)                   41    (1,536)
July  2, 1994                              614                    41       655

         The accompanying consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisition of Le Pli. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Le Pli.

       3.  Inventory

         Inventory consists of the following at June 29, 1996 and July 1, 1995 (in thousands):
                                                           1996         1995
                                                          ------       ------
         Raw Materials                                    $3,534       $2,126
         Work in process                                     531        1,699
         Finished goods                                    1,562        1,510
                                                          ------       ------
                                                          $5,627       $5,335
                                                          ======       ======

       4.  Property and Equipment

         Property and equipment consists of the following at June 29, 1996 and July 1, 1995 (in thousands):

                                                           1996         1995
                                                          ------       ------
         Leasehold improvements                           $  361       $  197
         Office furniture                                    724          737
         Laser systems                                       543          483
         Computers and other equipment                     3,296        2,756
                                                           -----       ------

                                                           4,924        4,173
         Less accumulated depreciation and
         amortization                                      3,741        3,315
                                                          ------       ------
         Property and equipment, net                      $1,183       $  858
                                                          ======       ======

      Depreciation expense was approximately $ 522,000, $507,000, and $490,000 for fiscal 1996, 1995 and 1994, respectively.

     Assets under capital lease obligations of $1,007,000 and $587,000 are included in property and equipment at June 29, 1996 and July 1, 1995, res-pectively. Accumulated depreciation on these assets was $ 547,000 and $396,000 at June 29, 1996 and July 1, 1995, respectively.

     5.  Deferred Income

     Deferred income consists of the following at June 29, 1996 and July 1, 1995 (in thousands):

                                                      1996            1995
                                                     ------          ------
       Service contract revenue                      $1,086          $  957
       Customer deposits                                 74             112
       Gift certificate revenue                         352             319
       Other                                            431             308
                                                     ------          ------
                                                     $1,943          $1,696
                                                     ======          ======


     6.  Long-Term Obligations

     Lease Commitments

       The Company leases several facilities under noncancellable lease arrangements that may be adjusted for increases in maintenance and insurance costs above specified levels. In addition, certain of these leases bear escalation provisions based on certain specified criteria and one lease calls for the payment of additional rent based on a percentage of Gross Revenues above a Base Gross Sales level for that particular operation. These operating leases expire in various years through 2009. These leases may be renewed for periods ranging from one to five years.

       Future minimum lease payments under noncancellable operating leases with initial terms of one year or more consisted of the following at June 29, 1996:

                     1997                              $  689,307
                     1998                                 552,317
                     1999                                 371,162
                     2000                                 367,800
                     2001                                 367,800
                     Thereafter                         1,330,334
                                                       ----------
                     Total minimum lease payments      $3,678,720
                                                       ==========

       Total rent expense was approximately $607,000, $665,000 and $556,000 for fiscal 1996, 1995 and 1994, respectively.

      Long-term Debt

        The Company's long-term debt consists of the following at June 29, 1996 and July 1, 1995 (in thousands):

                                                                  1996   1995
                                                                  ----   ----
       Unsecured term bank loan denominated in 60,000,000
        Japanese yen; interest at 1.95%; quarterly
        payments of principal and interest through March 1998     $479     -

       Unsecured term bank loan denominated in 60,000,000
        Japanese yen; interest at 1.90%; quarterly
        payments of principal and interest through June 1997       273   $708

       Obligations under capital leases with options to
        purchase equipment; interest from 8.98% to 12.31%;
        payments of principal and interest through March 2001      513    238
                                                                 -----  -----

                                                                 1,265    946
        Less current portion                                       708    470
                                                                 -----  -----

                                                                 $ 557  $ 476
                                                                 =====  =====

        In March 1996, the Company borrowed 60 million Japanese yen at 1.95% on a two-year note from a foreign bank. In June 1995, the Company borrowed 60 million Japanese yen at 1.9% on a two-year note from a foreign bank.

        The Company had additions to capital lease obligations of approximately $400,000 and $33,000 for fiscal 1996 and 1995, respectively, for the acquisition of certain equipment. These obligations are collateralized against the respective equipment. There were no additions to capital lease obligations in fiscal 1994.

        Cash paid for interest, including interest on capital lease obligations, totaled approximately $ 50,000, $49,000 and $47,000 for fiscal 1996, 1995, and 1994 respectively.

        As of June 29, 1996, the Company's approximate minimum payment requirements under long-term debt agreements are as follows (in thousands):

            Fiscal
            ------
            1997                                 $  752
            1998                                    335
            1999                                    100
            2000                                    100
            2001                                     85
                                                 ------
            Total minimum payments                1,372
            Less interest                           107
                                                 ------

            Present value of minimum payments     1,265
            Less current portion                    708
                                                 ------
            Long-term obligations                $  557
                                                 ======

     7.  Stockholders' Equity

     Stock Plans

      1985, 1987 and 1989 Stock Option Plans: The 1985, 1987 and 1989 Stock Option Plans provide for the granting of incentive stock options to employees to purchase common stock at not less than the fair market value of the stock on the date of grant. The 1987 and 1989 Stock Option Plans also provide for the granting of nonqualified stock options. The options generally become exercisable ratably over two or four years from the date of grant and expire ten years from the date of the grant. The maximum number of shares to which options may be granted under the 1985, 1987 and 1989 Plans is 129,178, 200,000 and 1,000,000 respectively. The Board of Directors has terminated the granting of options under the 1985 and 1987 plans. On July 21, 1995, the Board of Directors approved the repricing of certain previously outstanding stock options. Options outstanding at prices ranging from $5.50 to $14.00 were amended to $3.1875, the fair market value of the stock on that date. In November 1995, the shareholders approved an increase in the number of shares under the 1989 Plan of 250,000 shares, changing the maximum number of shares that may be granted to 1,000,000.

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

     The following is a summary of stock option activity under these plans:

                                                                     Number of
                                                                       Shares
                                                                     ----------

       Balance at July 3, 1993                                         665,324
       Granted ($3.25 - $5.50 per share)                                47,964
       Exercised ($1.865 per share)                                       (224)
       Canceled ($3.375 - $15.25 per share)                            (96,695)
                                                                      --------

       Balance at July 2, 1994                                         616,369
       Granted ($1.50 - $2.75 per share)                               250,000
       Canceled ($1.865 - $15.00 per share)                           (114,098)
                                                                      --------

       Balance at July 1, 1995                                         752,271
       Granted ($3.1875 - $9.875 per share)                            211,693
       Exercised ($6.50 - $9.625 per share)                            (72,896)
       Canceled ($2.00 - $15.50 per share)                            (232,965)
                                                                      --------

       Balance at June 29, 1996                                        658,103
                                                                      ========
       Exercisable at June 29, 1996 ($2.00 - $14.50 per share)
                                                                       475,103
                                                                      ========
       Options available for grant at June 29, 1996                    379,798
                                                                      ========

      1990 Employee Stock Purchase Plan: The 1990 Employee Stock Purchase Plan provides for the sale of up to 500,000 shares of common stock to eligible employees. The shares are issuable at the lesser of 85% of the average market price on the first or last day of semiannual periods. Substantially all full-time employees are eligible to participate in the plan.

      The following is a summary of shares issued under this plan:

               Shares  Price per share
               ------  ---------------

       1994    24,912    $2.50 - $2.75
       1995    14,969        $1.50
       1996    12,594    $1.75 - $4.50

     Reserved Shares

      The Company has reserved 1,425,186 shares of common stock for issuance under its stock plans.


     Common Stock Warrants

      In connection with a litigation settlement in January 1991, the Company issued warrants to purchase 300,000 shares of common stock in March 1992. The exercise price for the warrants is $6.875 per share, the fair market value of the Company's common stock on the date of the settlement. These warrants will expire in November 2000. During fiscal 1993, 1,305 warrants were exercised. No warrants were exercised during fiscal 1996, 1995 or 1994.


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


     Authorized Shares

       At the annual meeting held in November, 1995, the shareholders approved an increase in the number of authorized shares of 15,000,000 to a total of 30,000,000 shares.

   Dividends

       Dividend distributions made by Le Pli prior to the acquisition, were principally for reimbursement of income tax liabilities of its former stockholders due to Le Pli's S-Corporation tax status. The Company currently intends to retain future earnings for use in its business and, therefore, does not expect to pay dividends in the foreseeable future.


     8.  Income Taxes

      The components of income before income taxes and the related provision for income taxes consists of the following for fiscal 1996, 1995 and 1994 (in thousands):

                                              1996      1995     1994
                                             -------  --------  -------
       Income (loss) before income taxes:
         Domestic                             $  698  $(2,291)   $  679
         Foreign                               1,028    1,255       376
                                              ------  -------    ------
                                              $1,726  $(1,036)   $1,055
                                              ======  =======    ======
       Provision for income taxes:
         Current provision:
           Federal                            $   75  $    -     $   92
           State                                  10        7        16
           Foreign                               396      493       292
                                              ------  -------    ------
       Total provision for income taxes       $  481  $   500    $  400
                                              ======  =======    ======

      The components of the Company's deferred tax assets consist of the following at June 29, 1996 and July 1, 1995 (in thousands):

                                                                1996      1995
                                                              --------  --------
       Federal and state net operating loss carryforwards     $ 1,029   $ 1,851
       Federal and state tax credit carryforwards               1,632     1,759
       Inventory valuation reserves                               908       692
       Warranty reserve                                           314       209
       Deferred revenue                                           107       123
       Intercompany profit                                        330       265
       Insurance reserve                                           30        50
       Other                                                      217       228
                                                              -------   -------
       Net deferred tax assets before valuation allowance       4,567     5,177
       Valuation allowance against net deferred tax assets     (4,567)   (5,177)
                                                              -------   -------
       Net deferred tax assets                                $     0   $     0
                                                              =======   =======

      A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

                                             1996   1995   1994
                                             -----  -----  -----
       Statutory rate                          34%  (34)%    34%
       State taxes                              1      -      2
       Differences between foreign and
          U.S. tax rates                        5     31     17
       Utilization of deferred tax assets     (15)   (26)   (17)
       Unbenefited losses                       -     75      -
       Other                                    3      2      2
                                             ----   ----   ----
       Effective tax rate                      28%    48%    38%
                                             ====   ====   ====

      Actual income taxes paid were $807,000, $364,000 and $375,000 in fiscal 1996, 1995 and 1994, respectively.

      At June 29, 1996, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $2,800,000 which expire from 2008 to 2010. In addition, the Company has approximately $1,100,000 of credit carryforwards for federal income tax purposes expiring at various dates through 2010.

      Prior to its acquisition on June 27, 1996, Le Pli had elected to be treated as an S-Corporation for income tax reporting purposes. Under this election the individual stockholders are deemed to have received a pro rata distribution of taxable income whether or not such distribution was made. Accordingly, Le Pli did not provide for income taxes. Le Pli's S-Corporation status was terminated on the date of acquisition and therefore, the undistributed, previously taxed earnings of $48,000 as of the date of acquisition has been reclassified to additional paid-in capital.

     9.  Segment, Geographic and Major Customer Information

      The Company operates principally in a single industry segment to design, manufacture and sell medical devices and related equipment.
     Geographic information for fiscal 1996, 1995 and 1994 is as follows (in thousands):

                             1996      1995      1994
                           --------  --------  --------
Revenue:
 United States             $20,886   $20,376   $22,230
 Intercompany                6,043     4,537     5,734
                           -------   -------   -------
                            26,929    24,913    27,964
 Europe                        296         -         -
 Japan                       9,527     7,867     7,590
                           -------   -------   -------
                            36,456    32,780    35,554
 Elimination                (6,043)   (4,537)   (5,734)
                           -------   -------   -------
                           $30,413   $28,243   $29,820
                           =======   =======   =======

Operating income(loss):
 United States             $   833   $(2,472)  $   691
 Europe                        (67)       (7)       (6)
 Japan                       1,006       781       167
 Elimination                   117        95      (138)
                           -------   -------   -------
                           $ 1,889   $(1,603)  $   714
                           =======   =======   =======

Identifiable assets:
 United States             $17,135   $14,270   $19,754
 Europe                        532       468       530
 Japan                       5,401     5,744     5,395
 Elimination                (3,734)   (3,650)   (5,232)
                           -------   -------   -------
                           $19,334   $16,832   $20,447
                           =======   =======   =======

      United States revenue includes export sales to unaffiliated companies located principally in Western Europe, the Middle East, and in the Asia-Pacific region, which approximated $ 6,245,000, $5,905,000 and $7,501,000 for fiscal 1996, 1995 and 1994, respectively.


     10.  Employee Benefit Plans

      The Company offers a savings plan which allows eligible U.S. employees to make tax-deferred contributions, a portion of which are matched by the Company. Company contributions vest ratably with three years of employment and amounted to $57,000, $68,000 and $71,000 in fiscal 1996, 1995 and 1994, respectively.

                                  SCHEDULE II

                              CANDELA CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
        for the years ended June 29, 1996, July 1, 1995 and July 2, 1994


  COLUMN A                         COLUMN B    COLUMN C    COLUMN D    COLUMN E
                                  Balance at  Additions   Deductions  Balance at
                                  Beginning   Charged to     from       End of
  Description                     of Period     Income     Reserves     Period
- --------------------------------------------------------------------------------

  Reserves deducted from assets to which they apply (in thousands):

  Allowance for doubtful accounts:

    Year ended June 29, 1996         $361        $ 36         $92        $305
                                     ====        ====         ===        ====

    Year ended July 1, 1995          $445        $  -         $84        $361
                                     ====        ====         ===        ====

    Year ended July 2, 1994          $308        $159         $22        $445
                                     ====        ====         ===        ====

                                 EXHIBIT INDEX

                                                            Page
                                                             ----

     22    Subsidiaries of the Company

     23    Consent of Independent Accountants
          (Coopers & Lybrand L.L.P.)

     27    Financial Data Schedule