Form 10-K/A
period 1996-06-29
CANDELA CORP /DE/
filed 1996-10-03
CIK 793279

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                         AMENDMENT NO. 1 TO FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Documents                                            Form 10-K Reference
     ---------                                            -------------------

     Proxy Statement for the Annual Meeting of
      Shareholders to be held on November 21, 1996        Part III

  The undersigned registrant hereby amends and restates Item 5 of its Annual Report on Form 10-K for the fiscal year ended June 29, 1996 so that as so amended and restated said Item 5 shall read in its entirety as set forth on the pages attached hereto.

                                    PART II
                                    -------

     Item 5.  Market for the Registrant's Common Equity and Related Stockholder
     ------   -----------------------------------------------------------------
              Matters
              -------

      The Company's common stock trades on The NASDAQ Stock Market under the symbol "CLZR."

      At September 20, 1996, there were 442 holders of record of the Company's common stock and the last sales price of the Company's common stock was $5 3/4 on that day.

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

      (in thousands, except per share data)
Statement of Operations
 Data:                               1996     1995     1994      1993     1992
------------------------             ----     ----     ----      ----     ----

     Revenue                       $30,413  $28,244   $29,820  $33,158   $35,410
     Gross profit                   13,580   12,376    13,765   13,434    19,763
     Income (loss) from
      operations                     1,889   (1,603)      714   (9,106)    3,809
     Income (loss) before
       extraordinary item            1,245   (1,536)      655   (9,208)    2,729
     Net income (loss)               1,245   (1,536)      655   (9,208)    3,729
     Income (loss) per
      share:
       Before
        extraordinary item             .22     (.29)      .13    (1.78)      .51
       Net income (loss)               .22     (.29)      .13    (1.78)      .70
     Weighted average
      number of common
       and common
        equivalent shares
         outstanding                 5,563    5,288     5,218    5,180     5,304

                                   June 29, July 1,   July 2,  July 3,  June 27,
     Balance Sheet Data:              1996     1995      1994     1993     1992
     -------------------           -------  -------   -------  -------   -------

     Working capital               $ 8,608  $ 8,033   $ 9,109  $ 8,775   $17,611
     Total assets                   19,334   16,832    20,447   20,269    28,697
     Current portion of
      long-term debt                   708      470       102      114        83
     Long-term debt                    557      476       223      305       330
     Stockholders' equity            9,965    9,086    10,566    9,671    18,432

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 2, 1996.

                                    CANDELA CORPORATION

                                    By: /s/ Gerard E. Puorro
                                       ----------------------
                                       Gerard E. Puorro, President, Chief
                                       Executive Officer, Acting Chief Financial
                                       Officer and Director