Form 10-Q
period 1996-09-28
CANDELA CORP /DE/
filed 1996-11-12
CIK 793279

  ____________________________________________________________________________

  ____________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _______________________
                                   FORM 10-Q


       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarter ended September 28, 1996.


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
Yes  X   No
   -----    -----

                            _______________________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               Class                      Outstanding at November 7, 1996
          ---------------                 -------------------------------
   Common Stock, $.01 par value                    5,388,809

  ____________________________________________________________________________

  ____________________________________________________________________________

                              CANDELA CORPORATION
                                     INDEX


                                                                  Page(s)
                                                                  -------
 Part I. Financial Information:

 Item 1. Consolidated Balance Sheets                                   2

         Consolidated Statements of Operations                         3

         Consolidated Statements of Cash Flows                         4

         Notes to Consolidated Financial
          Statements                                                 5-6

 Item 2. Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations                                  7-10


Part II.  Other Information:

       Item 1. through Item 5.                                        11

             Not applicable

       Item 6.  Exhibits and Reports on Form 8-K                      11


                                   CANDELA CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (in thousands)



                                                                      September 28         June 29,
                                                                         1996                1996
ASSETS                                                                (unaudited)             (1)
----------------------------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                                               $ 3,019              $ 3,041
     Accounts receivable                                                  6,585                6,444
     Notes receivable                                                       949                1,956
     Inventory                                                            5,715                5,627
     Other current assets                                                   467                  352
----------------------------------------------------------------------------------------------------
           Total current assets                                          16,735               17,420
----------------------------------------------------------------------------------------------------
Property and equipment, net                                               1,164                1,183
Other assets                                                                830                  731
----------------------------------------------------------------------------------------------------
                           Total Assets                                 $18,729              $19,334
====================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------
Current liabilities:
     Current portion of long-term debt                                  $   562              $   708
     Deferred income                                                      1,716                1,943
     Accounts payable                                                     2,422                3,162
     Accrued payroll and related expenses                                   722                  748
     Accrued warranty costs                                               1,061                  897
     Income taxes payable                                                   483                  350
     Other accrued liabilities                                              817                1,004
----------------------------------------------------------------------------------------------------
           Total current liabilities                                      7,783                8,812
----------------------------------------------------------------------------------------------------
Long-term debt                                                              520                  557
----------------------------------------------------------------------------------------------------
Stockholders' equity:
     Common stock                                                            53                   53
     Additional paid-in capital                                          17,103               17,069
     Retained deficit                                                    (6,614)              (7,123)
     Accumulated translation adjustment                                   (116)                 (34)
----------------------------------------------------------------------------------------------------
           Total stockholders' equity                                    10,426                9,965
----------------------------------------------------------------------------------------------------
                           Total Liabilities and Stockholders' Equity   $18,729              $19,334
====================================================================================================

      (1)  Derived from audited financial statements



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              CANDELA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)



                                                                           For the three months ended:
                                                                        September 28          September 30,
                                                                            1996                 1995
                                                                                    (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                   $7,639                 $5,984
Cost of sales                                                              3,885                  3,590
----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                               3,754                  2,394

Operating expenses:
    Research and development                                                 573                    374
    Selling, general and administrative                                   2,505                  2,023
------------------------------------------------------------------------------------------------------------------------------------

               Total operating expenses                                    3,078                  2,397
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                                676                     (3)

Other income (expense):
  Interest income                                                            15                     27
  Interest expense                                                           (17)                   (10)
  Other                                                                       54                   (119)
----------------------------------------------------------------------------------------------------------------------------------
    Total other income (expense)                                              52                   (102)
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                            728                   (105)
Provision for income taxes                                                  218                    ---
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $  510                 $ (105)
==================================================================================================================================

Net income (loss) per share                                                $0.09                 $(0.02)
==================================================================================================================================

Weighted average number of common
and common equivalent shares
outstanding                                                                5,655                  5,299
==================================================================================================================================


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              CANDELA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                   For the three months ended:
                                                                                                 September 28,       September 30,
                                                                                                    1996                1995
                                                                                                           (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net income (loss)                                                                              $  510             $ (104)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
      Depreciation and amortization                                                                   107                117
      Change in assets and liabilities:
         Accounts receivable                                                                         (142)               442
      Notes receivable                                                                              1,007              1,085
      Inventory                                                                                       (88)               119
      Other current assets                                                                           (115)               (59)
      Other assets                                                                                    (99)                43
      Accounts payable                                                                               (740)               502
      Accrued payroll and related expenses                                                            (26)                26
      Deferred income                                                                                (227)              (257)
      Accrued warranty costs                                                                          164               (152)
      Income taxes  payable                                                                           133               (507)
      Other accrued liabilities                                                                      (187)              (114)
----------------------------------------------------------------------------------------------------------------------------------
         Total adjustments                                                                           (213)             1,245
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                                                  297              1,141
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Proceeds from sale of equipment                                                                  45                  0
      Payment for additions to property and equipment                                                (134)               (68)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                                (89)               (68)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Payments of capital lease obligations                                                           (39)                 0
      Issuance (payment) of long-term debt                                                           (143)              (210)
      Proceeds from the issuance of common stock                                                       34                  0
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                               (148)              (210)
----------------------------------------------------------------------------------------------------------------------------------

Accumulated translation adjustment                                                                    (82)              (365)
----------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and equivalents                                                                  (22)               498
----------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                                                         3,041              2,565
----------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end  of period                                                             $3,019             $3,063
==================================================================================================================================

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              CANDELA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The accompanying financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1996, which should be read in conjunction with these statements. The financial information included herein, with the exception of the consolidated balance sheet at June 29, 1996, has not been audited. However, in the opinion of management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three month period ended September 28, 1996 are not necessarily indicative of the results to be expected for the full year.

   In August 1995, the Company incorporated a wholly-owned subsidiary, Candela Skin Care Centers, Inc. (CSCC). CSCC supports services to its customers, through cosmetic laser facilities, integrating laser cosmetic procedures with spa, salon, health and fitness services. In June 1996, the Company acquired all of the outstanding capital stock of Spa Management, Inc., which was accounted for using the pooling of interests method of accounting. (See Note
   2).

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

   All prior period historical consolidated financial data presented herein have been restated to include the financial position, results of operations, and cash flows of Le Pli.

3. INVENTORY

   Inventory consists of the following (in thousands):

                               September 28, 1996   June 29, 1996
                               -------------------  --------------
                                   (unaudited)            (1)
         Raw materials           $3,550                   $3,534
         Work in process            845                      531
         Finished goods           1,320                    1,562
                                 ------                   ------
                                 $5,715                   $5,627
                                 ======                   ======


4. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following (in thousands):

                                      September 28, 1996   June 29, 1996
                                      -------------------  --------------
                                            (unaudited)          (1)
     Leasehold improvements                  $  357             $  361
     Office furniture & equipment               772                724
     Laser systems                              483                543
     Equipment                                3,372              3,296
                                             ------             ------
     Total                                   $4,984             $4,924

     Less accumulated depreciation
     and amortization                         3,820              3,741
                                             ------             ------

                                             $1,164             $1,183
                                             ======             ======

(1)  Derived from audited financial statements

5. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

   Net income per share is computed by dividing net income by the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding. Common stock equivalents include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds. The 1995 income per share data also reflects the assumed issuance, at the beginning of the period, of 60,317 shares of common stock in connection with the acquisition of Spa Management, Inc.

                              CANDELA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 CAUTIONARY STATEMENTS

   In addition to the other information in this Quarterly Report on Form 10-Q, the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-Q that are not historical facts (including without limitation, statements concerning anticipated operational and capital expense levels and such expense levels relative to the Company's total revenues) and other information provided by the Company and its employees from time to time may contain certain "forward-looking" information, as that term is defined by (i)the Private Securities Litigation Reform Act of 1995 (the "Act") and (ii)in releases made by the Securities and Exchange Commission (the "SEC"). The factors identified in the cautionary statements below, among other factors, could cause actual results to differ materially from those suggested in such forward-looking statements. The cautionary statements below are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

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


RESULTS OF OPERATIONS
---------------------

   Revenue for the three months ended September 28, 1996 was $7,639,000, an increase of 28% versus the same period a year earlier. The increase for the three month period reflects an increase in shipments of the Company's new leg vein device, the Sclerolaser, and the shipments of the AlexLAZR used for treatment of vascular and pigmented lesions.

   Gross margins were 49% for the three month period ending September 28, 1996, versus 40% for the three month period a year earlier. The gross margins of 49% for the period ending September 28, 1996 were significantly impacted by the increased shipments of the Sclerolaser and AlexLAZR.

   Research and development spending has increased to $573,000 for the three months ended September 28, 1996 from $374,000 in the three month period a year earlier. This represents an increase of 53% and results from the Company's R&D efforts to expand in a number of areas which can be commercialized quickly and efficiently.

   Selling, general and administrative spending for the three month period ending September 28, 1996 was $2,505,000. This was an increase of $482,000 over the same period a year earlier, representing additional spending related to the Company's entry into the cosmetic laser center market and repositioning for growth in certain sales, marketing and administrative areas, offset by spending reductions in other areas of the company.

   Other interest income and expense for the three month period ended September 28, 1996 reflects an increase in income of $154,000. For the three month period ended September 28, 1996, interest income was $15,000 and interest expense was $17,000 versus interest income of $27,000 and interest expense of $10,000 for the same period one year earlier. Exchange rate translation resulted in other income of $54,000 compared to a $119,000 loss for the same period one year earlier.

   Profit from operations of $676,000 for the three months ended September 28, 1996 include losses from the Company's cosmetic laser center operations of $183,000 for the three month period.

   Provision for income taxes for the three months ended September 28, 1996 reflects an effective tax rate of 30%. The provision for income taxes is a combination of both the domestic and foreign activities of the Company.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   Cash and equivalents at September 28, 1996 decreased to $3,019,000 from $3,041,000 at June 29, 1996.

   In October 1995, the Company opened its first laser cosmetic skin care center. The funds used by the Company for the initial investment costs and on-going operating expenses of the laser center were partially offset by cash received under equipment financing arrangements. In support of the continued growth of this and other laser centers, the Company may acquire additional capital through similar equipment financing arrangements or other means.

   The Company is in negotiation with various banks to establish a credit line should additional capital be needed for on-going operations.

                              CANDELA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                              CANDELA CORPORATION
                          PART II   OTHER INFORMATION

Item 1-5 Not Applicable

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits

         None.

         (b) Reports on Form 8-K

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CANDELA CORPORATION
                                        Registrant



Date:  November 7, 1996                 /s/ Gerard E. Puorro
      -----------------                 --------------------------------------
                                        Gerard E. Puorro
                                        (President , Chief Executive Officer)


Date:  November 7, 1996                 /s/ F. Paul Broyer
      -----------------                 --------------------------------------
                                        F. Paul Broyer
                                        (Vice President, Treasurer and Chief
                                        Financial Officer)