Form 10-Q
period 1996-12-28
CANDELA CORP /DE/
filed 1997-02-11
CIK 793279

  ____________________________________________________________________________

  ____________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________
                                   FORM 10-Q


   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the quarter ended December 28, 1996.

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
Yes     X      No
   ----------    ----------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               Class                             Outstanding at February 5, 1997
          ---------------                        -------------------------------
   Common Stock, $.01 par value                              5,402,189

  ____________________________________________________________________________

  ____________________________________________________________________________

                              CANDELA CORPORATION
                                     INDEX



                                                                    Page(s)
                                                                    -------

Part I.  Financial Information:
     Item 1.  Consolidated Balance Sheets                             2

              Consolidated Statements of Operations                   3

              Consolidated Statements of Cash Flows                   4

              Notes to Consolidated Financial
                  Statements                                          5-6


     Item 2.  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                              7-11


Part II. Other Information:

     Item 4.  Submission of Matters to a Vote of Security Holders     12

     Item 6.  Exhibits and Reports on Form 8-K                        12

              Exhibit 27.1       Financial Data Schedule              14


                              CANDELA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                    December 28      June 29,
                                                        1996           1996
ASSETS                                              (unaudited)
----------------------------------------------------------------------------
Current assets:
   Cash and equivalents                              $ 3,148         $ 3,041
   Accounts receivable                                 8,131           6,444
   Notes receivable                                      835           1,956
   Inventory                                           5,177           5,627
   Other current assets                                  712             352
----------------------------------------------------------------------------
          Total current assets                        18,003          17,420
----------------------------------------------------------------------------
Property and equipment, net                            1,866           1,183
Other assets                                           1,196             731
----------------------------------------------------------------------------
                                                     $21,065         $19,334
============================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------
Current liabilities:
   Current portion of long-term debt                 $   553         $   708
   Deferred income                                     1,780           1,943
   Accounts payable                                    4,002           3,162
   Accrued payroll and related expenses                  721             748
   Accrued warranty costs                              1,071             897
   Income taxes payable                                  797             350
   Other accrued liabilities                             597           1,004
----------------------------------------------------------------------------
          Total current liabilities                    9,521           8,812
----------------------------------------------------------------------------
Long-term debt                                           401             557
----------------------------------------------------------------------------
Stockholders' equity:
   Common stock                                           53              53
   Additional paid-in capital                         17,154          17,069
   Retained deficit                                   (5,878)         (7,123)
   Accumulated translation adjustment                   (186)            (34)
----------------------------------------------------------------------------
          Total stockholders equity                   11,143           9,965

----------------------------------------------------------------------------
                                                     $21,065         $19,334
============================================================================

 The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                              For the three months ended:           For the six months ended:
                                              December 28,   December 30,          December 28,    December 30,
                                                 1996           1995                 1996              1995
                                                                                  (unaudited)       (unaudited)
--------------------------------------------------------------------------------------------------------------
Revenue                                         $ 9,406        $ 7,885          $17,045                $13,869
Cost of sales                                     4,750          4,262            8,635                  7,852
--------------------------------------------------------------------------------------------------------------
Gross profit                                      4,656          3,623            8,410                  6,017

Operating expenses:
   Research and development                         555            373            1,127                    747
   Selling, general and administrative            3,031          2,526            5,537                  4,549
--------------------------------------------------------------------------------------------------------------
          Total operating expenses                3,586          2,899            6,664                  5,296
--------------------------------------------------------------------------------------------------------------
Income from operations                            1,070            724            1,746                    721

Other income (expense):
   Interest income                                   16             21               31                     49
   Interest expense                                 (15)            (9)             (31)                   (20)
   Other                                            (20)           (25)              33                   (144)
--------------------------------------------------------------------------------------------------------------
          Total other income (expense)              (19)           (13)              33                   (115)
--------------------------------------------------------------------------------------------------------------
Income before income taxes                        1,051            711            1,779                    606
Provision for income taxes                          315            250              534                    250
--------------------------------------------------------------------------------------------------------------
Net income                                      $   736        $   461          $ 1,245                $   356
==============================================================================================================
Net income per share                            $  0.13        $  0.08          $  0.22                $  0.06
==============================================================================================================
   Weighted average number of common              5,658          5,503            5,669                  5,503
    and common equivalent shares
    outstanding
==============================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                For the six months ended:
                                                                  Dec 28,       Dec 30,
                                                                   1996           1995
                                                                       (unaudited)
---------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net income                                                   $ 1,245        $   356
    Adjustments to reconcile net income to net
      cash provided by (used for) operating activities :
      Depreciation and amortization                                  235            235
      Change in assets and liabilities:
         Accounts receivable                                      (1,687)        (1,134)
         Notes receivable                                          1,121            801
         Inventory                                                   450            659
         Other current assets                                       (360)            (6)
         Other assets                                               (465)            83
         Accounts payable                                            840            218
         Accrued payroll and related expenses                        (27)            18
         Deferred income                                            (163)           256
         Accrued warranty costs                                      174           (151)
         Income taxes payable                                        447           (257)
         Other accrued liabilities                                  (407)            71
---------------------------------------------------------------------------------------
               Total adjustments                                     158            793
---------------------------------------------------------------------------------------
Net cash provided by operating activities                          1,403          1,149
---------------------------------------------------------------------------------------

Cash flows from investing activities:
    Proceeds from sale of equipment                                   45              0
    Payment for additions to property and equipment                 (889)          (302)
---------------------------------------------------------------------------------------
Net cash used for investing activities                              (844)          (302)
---------------------------------------------------------------------------------------

Cash flows from financing activities:
    Payments of capital lease obligations                            (51)             0
    Payment of long-term debt                                       (334)          (330)
    Proceeds from the issuance of common stock                        85             12
---------------------------------------------------------------------------------------
Net cash used for financing activities                              (300)          (318)
---------------------------------------------------------------------------------------

Accumulated translation adjustment                                  (152)          (477)
---------------------------------------------------------------------------------------

Net decrease in cash and equivalents                                 107             52
Cash and equivalents at beginning of period                        3,041          2,565
---------------------------------------------------------------------------------------
Cash and equivalents at end of period                            $ 3,148        $ 2,617
=======================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

  The accompanying financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1996, which should be read in conjunction with these statements. The financial information included herein, with the exception of the consolidated balance sheet at June 29, 1996, has not been audited. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three and six month periods ended December 28, 1996 are not necessarily indicative of the results to be expected for the full year. All prior period historical consolidated financial data presented herein have been restated to include the financial position, results of operations, and cash flows of Spa Management, Inc. (renamed Candela Skin Care Center of Boston, Inc.) acquired through a pooling of interests on June 27, 1996.

2. INVENTORY

  Inventory consists of the following (in thousands):

                                December 28, 1996   June 29, 1996
                               ------------------  --------------
                                   (unaudited)             (1)

     Raw materials                     $2,992          $3,534
     Work in process                      931             531
     Finished goods                     1,254           1,562
                                       ------          ------
                                       $5,177          $5,627
                                       ======          ======

3. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following (in thousands):

                                  December 28, 1996   June 29, 1996
                                  ------------------  --------------
                                     (unaudited)              (1)
     Leasehold improvements            $  682          $  361
     Office furniture & equipment       1,113             724
     Laser systems                        483             543
     Equipment                          3,504           3,296
                                       ------          ------
     Total                             $5,782          $4,924

     Less accumulated depreciation
     and amortization                   3,916           3,741
                                       ------          ------

                                       $1,866          $1,183
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

                              CANDELA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

   Revenue for the three and six months ended December 28, 1996 was $9,406,000 and $17,045,000 respectively. For the three-month period ended December 28, 1996 revenue increased 19% versus the same period a year earlier. For the six-month period ended December 28, 1996 revenue increased 23% versus the same period last year. The increase for the six months year-to-date reflects the increased shipments, over the same period in the prior year, of the Sclerolaser, the Company's new leg vein device, the AlexLAZR, used for treatment of vascular and pigmented lesions, and the MDL 3000 LaserTripter device which fragments urinary and biliary stones.

   Gross margins were 49% for both the three and six month periods ending December 28, 1996. Gross margins were 46% and 43% for the three and six month periods a year earlier. The current gross margin level reflects the shipment of the new devices referred to above.

   Research and development spending has increased to $555,000 and $1,127,000 for the three and six months ended December 28, 1996, respectively. These amounts reflect increases of 49% and 51% for the same three and six month periods the year before. Such increases are the result of the Company's R&D efforts on a number of new projects that will enhance the laser product lines and can be commercialized quickly and efficiently.

   Selling, general and administrative spending for the three and six month periods ending December 28, 1996 was $3,031,000 and $5,537,000, respectively. For the three-month period ended December 28, 1996 spending increased 20% versus the same period a year earlier. For the six-month period ended December 28, 1996 spending increased 22% versus the same six-month period a year earlier. The increases in this area are principally the result of the Company's entry into the skin care clinic market.

   Net interest income and expense for the three-month and six-month period ended December 28, 1996 is essentially unchanged. For the three-month period ended December 30, 1996, other expenses in the amount of $20,000 were $25,000 for the same period one year earlier. For the six-month period ended December 28, 1996, other income was $33,000 and other expenses were $144,000 for the same period one year earlier. This change is primarily the result of foreign currency transactions.

   Profit from operations was $1,070,000 and $1,746,000, respectively, for the three and six months ended December 28, 1996. For the same periods one year earlier profit from operations was $724,000 and $721,000, respectively.

   The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. Provision for income taxes for the three and six months ended December 28, 1996 reflects the utilization of a portion of the Company's domestic net operating loss carryforwards and tax provided in Japan at a rate in excess of the U.S. statutory tax rate, yielding an effective tax rate of 30%.

                              CANDELA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   Cash and equivalents at December 28, 1996 increased to $3,148,000 from $3,041,000 at June 29, 1996.

   The Company is in the process of opening health spa/laser cosmetic skin care centers in Boston, MA and Scottsdale, AZ. Equipment leasing will provide a portion of the funds used by the Company for the initial investment costs and on-going operating expenses of the laser treatment centers. In support of the continued growth of these and other laser treatment centers, the Company may acquire additional capital through similar equipment financing arrangements or other means.

                              CANDELA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

 CAUTIONARY STATEMENTS

   In addition to the other information in this Quarterly Report on Form 10-Q, the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-Q that are not historical facts (including, without limitation, statements concerning anticipated operational and capital expense levels and such expense levels relative to the Company's total revenues) and other information provided by the Company and its employees from time to time may contain certain "forward-looking" information, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Act") and, (ii) in releases made by the Securities and Exchange Commission (the "SEC"). The factors identified in the cautionary statements below, among other factors, could cause actual results to differ materially from those suggested in such forward-looking statements. The cautionary statements below are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

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

   POTENTIAL VOLATILITY OF STOCK PRICE. There has been significant volatility in the market price of securities of companies in the medical device industry. Factors such as announcements of new products by the Company or its competitors, quarterly fluctuations in the financial results of the Company or its competitors, shortfalls in the Company's actual financial results compared to results previously forecast by stock market analysts, conditions in the medical device industry and the financial markets and the economy generally could cause the market price of the Company's securities to fluctuate substantially and may adversely affect the price of the Company's securities.

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

   NEW BUSINESS STRATEGIC DEVELOPMENT. While the Company continues to expand and diversify its core cosmetic and surgical laser equipment business, the Company has embarked on a new business strategy of opening combined spa and laser cosmetic skin care centers. Combined spa/skin care facilities in Boston, Massachusetts and Scottsdale, Arizona are being added to the Company's one existing skin care treatment center in Framingham, Massachusetts. The surgical skin care treatments performed in each location are administered by board-certified physicians under contract with the Company's wholly-owned subsidiary, Candela Skin Care Centers, Inc. While the target audience for the Company's core laser equipment tends to be medical practice groups and other health care providers, its target audience for its spa and skin care centers are individuals who are typically reached through entirely different marketing efforts. The cost structures, new client accretion methods and demand associated with the Company's new facilities are largely untested, and the Company could incur significant losses in connection with its spa and skin care centers.

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

                              CANDELA CORPORATION
                          PART II   OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders

       On November 21, 1996, the Company held its Annual Shareholder meeting.
       At the meeting, the Shareholders acted upon the following proposals:
       (i) election of directors; and (ii) ratification of the firm of Coopers & Lybrand, L.L.P. as independent auditors for the fiscal year ending June 28, 1997. All of the above matters were approved by the Shareholders.

       Votes "For" represent affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy.

       Voting Results were as follows:
                                                                              Broker
       Matter                            For     Against  Withheld  Abstain  Non-Votes
       ------                            ---     -------  --------  -------  ---------
       I.  Election of Directors:
           ----------------------
           Gerard E. Puorro            4,993,273  21,940     N/A       N/A      -0-
           Theodore G. Johnson         4,993,673  21,540     N/A       N/A      -0-
           Kenneth D. Roberts          4,993,573  21,540     N/A       N/A      -0-
           Douglas W. Scott            4,993,248  21,965     N/A       N/A      -0-
           Richard J. Cleveland, MD    4,993,573  21,640     N/A       N/A      -0-
           Robert E. Dornbush          4,993,348  21,865     N/A       N/A      -0-

       I.  Ratification of Independent Auditors:
           -------------------------------------
                                       4,994,538  10,570     N/A    10,105      -0-

Item 6 Exhibits and Reports on Form 8-K

       (a) Exhibits

           Exhibit 27.1, Financial Data Schedule, page 14.

       (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 28, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CANDELA CORPORATION
                                  Registrant



Date:  February 11, 1997          /s/ Gerard E. Puorro
      ------------------          ------------------------------------
                                  Gerard E. Puorro
                                  (President , Chief Executive Officer)



Date:  February 11, 1997          /s/ F. Paul Broyer
      ------------------          ------------------------------------
                                  F. Paul Broyer
                                  (Vice President, Treasurer and Chief Financial
                                  Officer)