Form 10-Q
period 1997-03-29
CANDELA CORP /DE/
filed 1997-05-13
CIK 793279

--------------------------------------------------------------------------------
    ----------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 29, 1997.


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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                         -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    Class                         Outstanding at May 8, 1997
               -----------------                  --------------------------
         Common Stock, $.01 par value                      5,408,337


--------------------------------------------------------------------------------
    ----------------------------------------------------------------------

                               CANDELA CORPORATION
                                      Index


                                                                        Page(s)
                                                                        -------
Part I.    Financial Information:

           Item 1.  Consolidated Balance Sheets                            3

                    Consolidated Statements of Operations                  4

                    Consolidated Statements of Cash Flows                  5

                    Notes to Consolidated Financial
                        Statements                                         6-7


           Item 2.  Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations                           8-13


Part II.   Other Information:

           Item 6.  Exhibits and Reports on Form 8-K                       14

                    Exhibit 11    Computation of Earnings Per Share        17

                    Exhibit 27.1  Financial Data Schedule                  18


                               CANDELA CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                                        March 29,             June 29,
                                                                          1997                  1996
Assets                                                                (unaudited)
---------------------------------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                                               $    1,989            $    3,041
     Accounts receivable                                                     7,517                 6,444
     Notes receivable                                                        1,074                 1,956
     Inventory                                                               6,265                 5,627
     Other current assets                                                      696                   352
---------------------------------------------------------------------------------------------------------
          Total current assets                                              17,541                17,420
---------------------------------------------------------------------------------------------------------
Property and equipment, net                                                  2,464                 1,183
Other assets                                                                 1,569                   731
---------------------------------------------------------------------------------------------------------
          Total Assets                                                  $   21,574            $   19,334
=========================================================================================================

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------
Current liabilities:
     Current portion of long-term debt                                  $      408            $      708
     Deferred income                                                         1,979                 1,943
     Accounts payable                                                        4,401                 3,162
     Accrued payroll and related expenses                                      764                   748
     Accrued warranty costs                                                  1,104                   897
     Income taxes payable                                                      426                   350
     Other accrued liabilities                                                 776                 1,004
---------------------------------------------------------------------------------------------------------
          Total current liabilities                                          9,858                 8,812
---------------------------------------------------------------------------------------------------------
Long-term debt                                                                 383                   557
---------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Common stock                                                               54                    53
     Additional paid-in capital                                             17,163                17,069
     Retained deficit                                                      (5,575)               (7,123)
     Accumulated translation adjustment                                      (309)                  (34)
---------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                        11,333                 9,965
---------------------------------------------------------------------------------------------------------
          Total Liabilities and Stockholders' Equity                    $   21,574            $   19,334
=========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                               CANDELA CORPORATION
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                   For the three months ended:                  For the nine months ended:
                                                 March 29,              March 30,              March 29,            March 30,
                                                   1997                   1996                   1997                 1996
                                                          (unaudited)                                   (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                                                 $ 8,790             $    7,486          $    25,835            $    21,356
Cost of sales                                             4,112                  4,174               12,747                 12,026
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                              4,678                  3,312               13,088                  9,330

Operating expenses:
     Research and development                               609                    390                1,737                  1,137
     Selling, general and administrative                  3,667                  2,642                9,203                  7,192
-----------------------------------------------------------------------------------------------------------------------------------
          Total operating expenses                        4,276                  3,032               10,940                  8,329
-----------------------------------------------------------------------------------------------------------------------------------
Income from operations                                      402                    280                2,148                  1,001

Other income (expense):
     Interest income                                         37                     17                   68                     66
     Interest expense                                      (35)                    (8)                 (67)                   (28)
     Other                                                (271)                     12                (237)                  (132)
-----------------------------------------------------------------------------------------------------------------------------------
          Total other income (expense)                    (269)                     21                (236)                   (94)
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  133                    301                1,912                    907
(Benefit) provision for income taxes                      (170)                     70                  364                    320
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                              $   303             $      231          $     1,548            $       587
===================================================================================================================================


Net income per share                                    $  0.05             $     0.04          $      0.27            $      0.11
===================================================================================================================================
Weighted average number of common and
     common equivalent shares outstanding                 5,743                  5,638                5,694                  5,520
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                               CANDELA CORPORATION
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                       For the nine months ended:
                                                                                       March 29,        March 30,
                                                                                        1997               1996
                                                                                               (unaudited)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                       $      1,548    $        587
     Adjustments to reconcile net income to net
          cash provided by (used for) operating activities:
          Depreciation and amortization                                                        374             364
          Change in assets and liabilities:
              Accounts receivable                                                           (1,073)         (2,327)
              Notes receivable                                                                 883             662
              Inventory                                                                       (638)              3
              Other current assets                                                            (343)            (96)
              Other assets                                                                    (852)             17
              Accounts payable                                                               1,239           1,010
              Accrued payroll and related expenses                                              15              57
              Deferred income                                                                   36             310
              Accrued warranty costs                                                           207              67
              Income taxes payable                                                              76            (513)
              Other accrued liabilities                                                       (228)             11
-------------------------------------------------------------------------------------------------------------------
                  Total adjustments                                                           (304)           (435)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    1,244             152
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from sale of equipment                                                            45               0
     Payment for additions to property and equipment                                        (1,610)           (426)
-------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                      (1,565)           (426)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Payment of long-term debt                                                                (552)            111
     Proceeds from the issuance of common stock                                                 95             148
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used) for financing activities                                          (457)            259
-------------------------------------------------------------------------------------------------------------------

Accumulated translation adjustment                                                            (274)           (549)
-------------------------------------------------------------------------------------------------------------------

Net decrease in cash and equivalents                                                        (1,052)           (564)
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                                                  3,041           2,565
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                 $      1,989     $     2,001
===================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                  Notes to Consolidated Financial Statements


1.     Basis of Presentation

       The accompanying financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1996, which should be read in conjunction with these statements. The financial information included herein, with the exception of the consolidated balance sheet at June 29, 1996, has not been audited. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three and nine month periods ended March 29, 1997, are not necessarily indicative of the results to be expected for the full year. All prior period historical consolidated financial data presented herein have been restated to include the financial position, results of operations, and cash flows of Spa Management, Inc. (renamed Candela Skin Care Center of Boston, Inc.) acquired through a pooling of interests on June 27, 1996.

2.     Inventory

       Inventory consists of the following (in thousands):


                                                         March 29, 1997               June 29, 1996
                                                         --------------               -------------
                                                           (unaudited)                     (1)
               Raw materials                                $  2,946                     $ 3,534
               Work in process                                 1,086                         531
               Finished goods                                  2,232                       1,562
                                                            --------                    --------
                                                            $  6,265                     $ 5,627
                                                            ========                     =======

3.     Property and Equipment

       Property and equipment consists of the following (in thousands):


                                                        March 29, 1997           June 29, 1996
                                                        --------------           -------------
                                                         (unaudited)                  (1)
               Leasehold improvements                      $1,314                   $   361
               Office furniture                             1,157                       724
               Laser systems                                  483                       543
               Computers and other equipment                3,576                     3,296
                                                          -------                   -------
               Total                                       $6,530                    $4,924

               Less accumulated depreciation
                 and amortization                           4,066                     3,741
                                                          -------                   -------

                                                           $2,464                    $1,183
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

       In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128 - Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and requires a dual presentation of basic and dilutive EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted. Neither basic nor diluted EPS computed in accordance with FAS 128 would be materially different from the Company's primary EPS presented in the financial statements.

                              CANDELA CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

OVERVIEW:
---------

      Candela Corporation develops, manufactures, and distributes innovative clinical solutions that enable physicians, surgeons and personal care practitioners to treat selected cosmetic and medical problems using lasers, cryosurgery and other proven technologies. In addition, the Company is applying its capabilities and experience with skin care and related problems to develop a network of Company-owned skin care centers and spas.

      The Company continued to post positive operating results from its laser operation (the manufacture, sale and servicing of lasers) and continued the investment and expansion of its skin care centers through its wholly-owned subsidiary (Candela Skin Care Centers, Inc.). Based on the increasing significance of revenue and costs associated with the establishment and operation of the skin care centers in relation to the Company in total, the following discussion and analysis provides expanded discussion on the laser operations and for the skin care centers in greater detail.

RESULTS OF OPERATIONS
---------------------

     Total revenue for the three and nine months ended March 29, 1997, are reflected in the following table:


($ in 000's)                               3 months                                  9 months
                                           --------                                  --------
                                    1997     1996    Change               1997         1996      Change
                                    ----     ----    ------               ----         ----      ------
Laser operations                 $ 8,226  $ 7,002       17%           $ 24,138     $ 19,746         22%
Skin care centers                    564      484       16%              1,697        1,610          5%
                               ---------  -------                     --------     --------
       Total                     $ 8,790  $ 7,486       17%           $ 25,835     $ 21,356         21%

       The increase in revenues for laser operations for the three and nine months reflect the significant shipments of the Company's new leg vein device, the Sclerolaser, introduced in March 1996; increased shipments of the ALEXlasr, used for removal of tattoos and pigmented lesions; and initial shipments of the Erbium YAG laser, used for skin resurfacing. Revenues for the skin care centers reflect increases from the opening of a new center in Scottsdale, AZ, and slight increases in the Boston, MA, center.

       Gross profits were 53% and 51% for the three and nine months ended March 29, 1997, compared to gross profits of 44% for the same periods a year earlier. The gross profit for the three month period was impacted positively by the sale of certain lasers which had been written down due to the uncertainty of their net realizable value. This improvement in gross profits was offset by greater costs associated with the laser centers, primarily as the result of increased labor costs associated with opening a new facility.

       Research and development spending is associated with laser operations and increased to $609,000 and $390,000 and $1,737,000 from $1,137,000 for the three and nine months, respectively, ended March 29, 1997. These amounts reflect increases of 56% and 53% over the same three and nine month periods a year earlier. The increases in research and development reflect the Company's efforts to develop products or product improvements designed to enhance or augment the laser product lines and consist of increased costs associated with an expansion of both internal staffing and use of external consulting.

                              CANDELA CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Continued)

       Selling, general and administrative expenses increased 39% and 28% for the three and nine month periods ending March 29, 1997, compared to the same periods one year earlier, reflecting increases from both the laser operations and skin care centers. The increase in laser operations expenses of $271,000 and $1,118,000 for the three and nine month periods ended March 29, 1997, are the result of increased spending for marketing new laser products introduced during the year and expansion of staffing in the sales and administrative areas. Skin care center expenses during the three and nine month periods increased $753,000 and $893,000 over the same periods a year earlier due to the expansion of a corporate and operational infrastructure for the organization and increased levels of spending associated with the new skin care centers.

       Profits from operations of 4.6% and 8.3% for the three and nine month periods ended March 29, 1997, compared to 3.7% and 4.7% for the same periods one year earlier, reflect an increase in profit from laser operations offset by increased expenses associated with the skin care centers.

       Net interest income and expense for the three month and nine month periods ended March 29, 1997, is essentially unchanged, reflecting decreases of $7,000 and $37,000 compared to the same periods a year earlier. For the three month period ended March 29, 1997, total other expenses were $271,000 compared to total other income of $12,000 in the same period one year earlier. For the nine month period ended March 29, 1997, total other expenses were $236,000 compared to total other expenses of $94,000 for the same period one year earlier. This change is primarily the result of foreign currency transactions and start-up expenses related to the skin care centers.

       The provision for income taxes includes an adjustment in the quarter ended March 29, 1997, to reflect the expected annualized tax rate based on revised projected earnings for the Company in both domestic and foreign operations. The provision for income taxes for the nine months ended March 29, 1997, reflects the utilization of a portion of the Company's domestic net operating loss carryforwards and tax provided in Japan at a 60% tax rate yielding an overall effective tax rate of 19%.

                              CANDELA CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Continued)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Cash and equivalents at March 29, 1997, decreased by $1,052,000 to $1,989,000 from $3,041,000 at June 29, 1996. Major factors impacting this change include payment for additions to property and equipment for the skin care centers, payment of long-term debt, and cash provided from operations of $1,244,000.

       The Company opened a LaserSpa/(TM)/ in Scottsdale, AZ, in February 1997 and in Boston, MA in April 1997. It is currently anticipated that a laser skin care treatment center will open in Cairo, Egypt, in May, with Candela Skin Care Centers, Inc. maintaining 51% ownership in a joint-venture with local Egyptian investors. Equipment leasing will provide a portion of the funds used by the Company for the initial investment costs and on-going operating expenses of these facilities.

       In support of the continued growth of these and other laser treatment centers, the Company is in the process of finalizing a Line of Credit with a major bank and pursuing financing from other private sector sources. The Company is also pursuing additional borrowing by the Japanese subsidiary to be used for payment of purchases made from the parent corporation. There can be no assurance that such line of credit, financing, or borrowing will be available on terms acceptable to the Company, or at all.

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

       Variability of Quarterly Operating Results. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the timing of product sales, the timing of expenditures in anticipation of future product orders, the introduction and market acceptance of new products, effectiveness in managing manufacturing processes, changes in cost and availability of labor and product components, order cancellations, the budgetary cycles of its customers, the timing of regulatory approvals, and the timing of skin care center openings. The Company's ability to accurately forecast future revenues and income for any period is necessarily limited, and any forward-looking information provided from time to time by the Company represents only management's then-best current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

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

                              CANDELA CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Continued)

        Risks Associated with International Operations. A significant portion of the Company's revenues are attributable to international operations and revenues from international operations are likely to continue to represent a significant portion of the Company's revenues in future periods. The Company's international business and financial performance may be adversely affected by a number of factors, including without limitation to fluctuations in exchange rates, tariffs and other trade barriers, adverse tax regulation, and adverse political and economic conditions. Adverse effects on the Company's international operations may have materially adverse effects on the Company's overall financial condition and operating results.

        New Business Strategic Development. While the Company continues to expand and diversify its core cosmetic and surgical laser equipment business, the Company has embarked on a new business strategy of opening combined spa and laser cosmetic skin care centers. Currently, the Company operates combined spa/skin care facilities in Boston, Massachusetts and Scottsdale, Arizona. The Company's skin care treatment center previously located in Framingham, Massachusetts has been combined with the spa in Boston to create a combination spa/skin care facility. Additionally, the Company has entered into a joint-venture with Egyptian investors to open a new laser cosmetic center in Cairo, Egypt. The surgical skin care treatments performed in each location are administered by board-certified physicians under contract with the Company's wholly-owned subsidiary, Candela Skin Care Centers, Inc. While the target audience for the Company's core laser equipment tends to be medical practice groups and other health care providers, its target audience for its spa and skin care centers are individuals who are typically reached through entirely different marketing efforts. The cost structures, new client accretion methods and other demands associated with the Company's new facilities are largely untested, and the Company could incur significant losses in connection with its spa and skin care centers.

        Governmental Regulation. Medical devices are subject to United States Food and Drug Administration ("FDA") approval before they can be utilized for clinical studies or sold commercially. In addition, the Company's activities in connection with its CSCC business may subject the Company to additional regulation under state and federal laws. The process for obtaining the necessary approvals and compliance with applicable regulations can be costly and time consuming. Many foreign countries in which the Company markets or may market its products have similar regulatory bodies and restrictions. There is no assurance that the Company will be able to obtain any such government approvals or successfully comply with any such regulations in a timely and cost-effective manner, if at all, and failure to do so may have an adverse effect on the Company's financial condition and results of operations.

                              CANDELA CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Continued)

        Risks Associated with Product Liability. The administration of medical and cosmetic treatments using laser products is subject to various risks of physical injury to the patient which may result in product liability or other claims against the Company. The costs and resources involved in defending or settling any such claims, or the payment of any award in connection therewith, may adversely affect the Company's financial condition and operating results. The Company maintains product liability insurance, but there is no assurance that its current policy will provide sufficient coverage for any claim or claims that may arise, or that the Company will be able to maintain such insurance coverage on favorable economic terms, or at all.

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

        Reliance on Attracting and Retaining Key Employees. The Company's success will depend in large part on its ability to attract and retain highly-qualified scientific, technical, sales and marketing, management and other personnel. Competition for such personnel is intense and any decline in the Company's ability to attract and retain such personnel may have adverse effects on its financial condition and operating results.

                              CANDELA CORPORATION
                           Part II Other Information

Item 1  Legal Proceedings

        There have been no material developments in the legal proceedings previously reported by the Company.


Item 6  Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 11,    Computation of Earnings Per Share.

            Exhibit 27.1,  Financial Data Schedule, page 16.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 29, 1997.