Form 10-K
period 1997-06-28
CANDELA CORP /DE/
filed 1997-09-25
CIK 793279

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended June 28, 1997       Commission file number 0-14742

                              CANDELA CORPORATION
                              -------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                       04-2477008
------------------------------------------------------      --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

530 Boston Post Road, Wayland, Massachusetts                     01778
------------------------------------------------------      --------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (508) 358-7400
                                                            --------------
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                        Common Stock Purchase Warrants
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 19, 1997, 5,431,163 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 18, 1997, based upon the closing price of such stock on The NASDAQ Stock Market on that date, was approximately $13,300,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents                                              Form 10-K Reference
---------                                              -------------------

Proxy Statement for the 1997 Annual
  Meeting of Shareholders                              Part III

                                    PART I
                                    ------

ITEM 1.  BUSINESS
------   --------

GENERAL

Candela Corporation (the "Company") develops, manufactures, and distributes innovative clinical solutions that enable physicians and personal care practitioners to treat selected cosmetic and medical problems using lasers, cryosurgery, and other proven technologies. In addition, the Company is applying its capabilities and experience with skin care and related problems to deliver specialized personal care services through a growing network of company-owned skin care laser centers and spas.

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

In 1994, the Company also received FDA clearance to market an alexandrite laser for the treatment of tattoos, and subsequently received FDA clearance to market this laser for the treatment of Nevus of Ota and similar pigmented lesions.

In 1995, the Company received FDA clearance to market a new dermatology/plastic surgery laser system to treat leg veins. In 1996, the Company introduced the AlexLAZR(TM) and received FDA clearance to market this system for treatment of pigmented lesions, such as age and sun spots and freckles.

In December 1996 the Company and Fotona, d.d., a company based in the Republic of Slovenia, entered an exclusive marketing agreement whereby the Company will have rights to distribute the Fotona Skinlight(TM) Erbium:YAG laser in the United States and Canada as well as the Far East, South America, South Africa and some European countries. In January 1997 the Fotona Skinlight(TM) was cleared for marketing by the FDA for the cutting, vaporizing and coagulation of soft tissue in dermatology and cosmetic surgery.

Also in the Fall of 1996, the Company announced the clearance from the FDA to market a new device that significantly reduces pain during laser surgery. The instrument, known as the Dynamic Cooling Device (DCD) was designed in conjunction with the University of California's Beckman Laser Institute and Medical Clinic (BLIMC). The DCD is unique from other cooling devices in that it selectively cools the top layers of the skin during laser treatments. The small compact unit is available as an upgrade to the Candela ScleroPLUS laser and other future systems.

The Company's Dynamic Cooling Device (DCD)(TM) is manufactured and sold pursuant to a Technology License Agreement dated December 19, 1994 (the License Agreement) with the Regents of the University of California (Regents). The License Agreement grants the Company exclusive rights to the dynamic cooling technology for use in conjunction with a laser that the Company has a right to manufacture, sell, or upgrade for use in dermatology and plastic surgery procedures that do not involve the shrinkage or removal of collagen. On or about June 10, 1997, the Regents sent to the Company a Notice of Partial Termination, alleging that the

Company had breached the due diligence requirements of the License Agreement and purported to narrow the exclusive field of use granted to Candela. On or about June 13, 1997, the Company commenced litigation in the Massachusetts Superior Court against the Regents seeking a declaration that the License Agreement remains in full force and effect and asserting claims for breach of the License Agreement. The Regents removed the action to the United States District Court for the District of Massachusetts. On or about July 21, 1997, the Regents filed an Answer and Counterclaims against the Company alleging that the Company breached and remains in breach of the License Agreement and sought a declaratory judgment that the Regents have the right to terminate the License Agreement. On August 5, 1997, the Regents sent to the Company another Notice purporting to terminate the License Agreement. Discovery in this action is proceeding. Although the Company is pursuing its declaratory judgment claim, and defending against the Regents' counterclaims vigorously, there can be no assurance that the Company will prevail in this proceeding. In the event the Regents were to prevail, the Company may lose its license to the dynamic cooling technology.

In the Spring of 1997, the FDA cleared for marketing, the Candela Skinscan(TM), a microprocessor-driven skin scanning device designed for use with the Skinlight(TM). The Skinscan(TM) ensures consistent, precise treatment for facial and other soft tissue applications.

In January 1997 Candela received a patent for its Elongated Spot Handpiece, which provides physicians with the ability to treat linear lesions and tattoos more precisely with less purpura.

The Company has a number of different lasers under development and plans to continue to apply its technical expertise to develop systems for providing new clinical solutions.

The Company continues to build on its strengths in urology, dermatology/plastic surgery and oncology. Accordingly, the Company has entered into strategic alliances that are aimed at acquiring new and complementary products to enhance the Company's position in these markets.

During l994, the Company's position in the urology market was strengthened with the addition of two FDA cleared cryogenic devices for the ablation of prostatic tissue and liver metastases. The LCS 3000, which has FDA clearance for ablation of prostatic tissue and liver metastases, and the LCS 2000, which has FDA clearance for the ablation of liver metastases, both employ the precise application of extreme cold to destroy diseased tissue.

In 1993, the Company entered into an agreement with Cryogenic Technology Limited ("Cryotech") that gave the Company the exclusive worldwide (except the United Kingdom) right to distribute the LCS 3000 and LCS 2000. Cryotech has since been subject to liquidation proceedings in the United Kingdom and, in 1995, Spembly Medical Limited ("Spembly") entered into an agreement to purchase the assets of Cryotech, including the rights to the LCS 3000 and LCS 2000. The Company and Spembly have entered into an agreement under which Spembly will manufacture a line of cryosurgical devices essentially similar to the former Cryotech LCS 3000 and LCS 2000 which the Company will market. In 1996, a new device, the CS5, was introduced. Under the agreement, the Company will have exclusive rights to distribute these devices in certain geographical areas.

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

The Company markets and services its products in the United States through both a direct sales force and independent distributors. Internationally, the Company markets and services its products through regionally managed independent distributors, except in Japan, where Candela KK, in combination a network of independent distributors, markets and services the products.

In August 1995, the Company incorporated a wholly-owned subsidiary, Candela Skin Care Centers, Inc.(CSCC). CSCC is at the forefront of creating a new service industry which integrates laser cosmetic procedures with spa, salon, health and fitness services. The genesis for the business stems from the proven success and growth of the day spa industry, coupled with the increasing demand and acceptance for laser cosmetic procedures. CSCC integrates all these services under one facility and addresses the health, beauty and wellness needs of its clients. CSCC specializes in supporting laser cosmetic procedures for treatment of wrinkles, leg veins, scars, age and sun spots, facial spider veins and tattoos. All laser procedures are performed by board certified dermatologists and plastic surgeons. The spa services include massage, shiatsu, facials, hair styling, hair coloring, permanents, nail treatments, cardiovascular and fitness equipment, exercise classes and personal training. In addition to the services that CSCC provides, each facility can also generate revenue from the sale of gift certificates and retail items such as skin care products, robes, T-shirts, etc.

In October 1995, CSCC opened its first cosmetic laser center, occupying 2,690 square feet in a professional office building located in Framingham, MA. The center was established principally as a pilot site to test the various management systems and procedures and to formalize them for application at the planned LaserSpas.(TM) In June 1996 CSCC acquired what management believed to be the preeminent existing day spa in Boston, MA. This facility, formerly known as Le Pli at the Heritage on the Garden, was then renovated and expanded by adding an additional 2,200 square feet of space to house the laser clinic. Upon completion of the renovations to the Boston location, the Framingham location was consolidated into Boston. The new laser clinic in Boston is licensed by the Massachusetts Department of Public Health and began treating patients in April 1997.

In February 1997 CSCC opened a full service LaserSpa(TM) at 6939 East Main Street, Scottsdale, AZ. This leased facility contains approximately 7,968 square feet and provides salon, health, beauty, spa and laser cosmetic services.

In April 1997, CSCC entered into a joint venture agreement to develop and operate a laser cosmetic center in Cairo, Egypt. The laser cosmetic center is located in an office suite in the As-Salam International Hospital, Nile Corniche, Maadi, Cairo, Egypt. Under the Joint Venture Agreement covering the operation of the clinic, CSCC's share of ownership is 51%.


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

Skinlight(TM) Erbium:YAG Laser.  The Skinlight(TM) laser is a versatile and
------------------------------
advanced laser system used for skin ablation as an alternative to CO2 laser treatments. This laser has the ability to vaporize tissue layer-by-layer with surgical precision while minimizing thermal injury, thus shortening the healing and recovery time.

Skinscan(TM) Device.  The Skinscan(TM) is a microprocessor-driven skin scanning
-------------------
device designed for use with the Skinlight(TM). The Skinscan(TM) ensures consistent, precise treatment for facial and other soft tissue applications. Skinscan(TM) positions the laser treatment beam over the skin for the physician, providing the utmost precision and uniformity when treating large areas of skin during a single session with a reduced laser procedure time.

SPTL-1b(TM) Vascular Lesion Laser.  The SPTL-1b(TM) is used in the treatment of
---------------------------------
benign vascular lesions of the skin. These lesions are characterized by the presence of abnormal blood vessels that lie beneath the surface of the skin such as: port wine stain birthmarks, congenital lesions that appear as light pink lesions at birth and progressively darken and roughen with age, telangiectasia, ("spider veins"), vascular lesions that develop with age on many people over the age of 30, and hemangiomas, benign tumors made up of blood vessels in a slightly elevated area of the skin.

The SPTL-1b(TM) is available with a variety of handpieces, including 10mm, 7mm, 5mm, 3mm, 2mm, and 2x7mm, providing fast and effective treatment of large and small lesions.

The Company's SPTL-1b(TM) utilizes what is known as selective photothermolysis to treat vascular skin lesions. Selective photothermolysis allows for the destruction of specific abnormal blood vessels, accomplished by using a specific wavelength, pulse duration and energy level to ensure sufficient destruction of the abnormal blood vessels while avoiding damage to the surrounding normal skin. This treatment can be used on people of all ages and has been particularly effective in treating infants and young children with unwanted birthmarks.

ScleroLASER(TM).  The Company received FDA clearance to market its
---------------
ScleroLASER(TM) for the treatment of leg veins in April 1995. The ScleroLASER(TM) is a tunable, flashlamp pumped dye laser which is designed to treat leg veins up to 1mm in size and features a unique elliptical spot designed to fit the linear configuration of the target vessels. Currently, the most common therapy for the treatment of leg veins is sclerotherapy. This treatment consists of a needle injection of a chemical directly into the vessels and is often painful for the patient.

ScleroPLUS(TM).  This advanced laser system offers the widest array of
--------------
wavelengths available for treatment of all vascular lesions and combines the capabilities and applications of the ScleroLaser(TM) and the SPTL-1b(TM) laser. This laser features 585, 590, 595, and 600 nm wavelengths and is used for the treatment of conditions such as leg and facial veins, port wine stains, stretch marks, scars, warts, and other vascular abnormalities. Six handpieces allow for precise and efficient treatment of vessels, larger lesions, or more cosmetic-oriented procedures. This laser provides a repetition rate up to 1 pulse per second, resulting in uniform heating/coagulation.

AlexLAZR(TM) and YAGLAZR(TM). The Company introduced the YAGLAZR(TM) in July
----------------------------
1994 and AlexLAZR(TM) in February 1996. These products join the SPTL-1b(TM), ScleroLASER(TM), PLTL, and ScleroPLUS(TM) to offer the dermatology/plastic surgery market the widest range of laser wavelengths for the treatment of vascular and pigmented lesions, leg veins and tattoos.

PLTL Pigmented Lesion Laser/TATULAZR(TM).  This system represents two lasers
----------------------------------------
packaged and marketed as a single dermatology/plastic surgery laser system. It includes a pulsed dye laser, as well as a Q-switched alexandrite laser. The pulsed dye laser is used to treat benign pigmented skin lesions and red color tattoos. Benign pigmented skin lesions result from the proliferation of non-malignant pigmented cells and include cafe au lait birthmarks, freckles and age spots. Similar to the Company's SPTL-1b(TM) laser described above, this laser effectively treats benign pigmented lesions by utilizing selective photothermolysis to injure the abnormal pigmented cells while avoiding damage to the surrounding skin. The Q-switched alexandrite is used to treat multicolored tattoos, such as blue, black and green, the most common colors used in both amateur and professional tattoos. The Q-switched alexandrite, using the same principle of selective photothermolysis described above, destroys the tattoo dye while avoiding damage to surrounding skin.

Dynamic Cooling Device.  The Dynamic Cooling Device (DCD) is a device that
----------------------
selectively cools the top layers of the skin during treatment to significantly reduce pain without decreasing the effectiveness of the laser treatments.

Elongated Spot Handpiece.  This handpiece provides physicians with the ability
------------------------
to treat linear lesions and tattoos more precisely, with reduced purpura, by avoiding unnecessary exposure to uninvolved tissue.

MDL 3000 LaserTripter(R).  The Company's LaserTripter(R) model MDL 3000 is
------------------------
recognized as the gold standard of lasertripsy--a safe and effective system for fragmenting urinary and biliary stones without trauma to soft tissue.

Candela/Spembly Cryosurgical System CS-5.  This system is a high-performance,
----------------------------------------
cost-effective cryosurgical system for the ablation of diseased prostate tissue and liver metastases.

LCS 3000.  The LCS 3000 is a cryosurgical system that is FDA cleared for the
--------
ablation of prostatic tissue and treatment of liver metastases. It employs up to five independently controlled reusable probes to destroy diseased tissue by the precise application of extreme cold. The probes are available in a variety of shapes and sizes and are color coded for ease of use.

LCS 2000.  The LCS 2000 is a cryosurgical system that is FDA cleared for the
--------
treatment of liver metastases. The LCS 2000 offers similar features to the LCS 3000, except that it operates with only two probes.

MEDICAL PRODUCTS UNDER DEVELOPMENT

The Company has developed, and continues to seek to develop, new medical products and applications for its existing products. As the Company discovers potential new medical applications of interest, it evaluates the applications and, if appropriate, assembles a team to research and develop a new product or application in cooperation with leading physicians and medical institutions. The Company is currently conducting research on a number of applications of interest. The Company believes that its advanced laser research and engineering activities are crucial to maintain and enhance the Company's business.

Where required, the Company is conducting these clinical research efforts under Investigational Device Exemptions (IDE's) granted by the FDA. The Company must, in many instances, receive FDA clearance before commercializing new products or applications and believes that it can obtain such clearances, but there can be no assurance that such clearances will be received. See "Government Regulations."


MEDICAL RESEARCH AGREEMENTS

The Company has conducted joint research with physicians at Massachusetts General Hospital ("MGH"), the New England Medical Center, University of California, Beth Israel/Deaconess Hospital and elsewhere under research agreements. The Company has also conducted joint laser research with MIT Lincoln Labs. Generally, when the Company enters into research agreements, the Company has rights to acquire exclusive licenses to any jointly developed technology and may pay a royalty to the institution. The Company anticipates continuing joint research and licensing arrangements with medical research institutions.

In addition to internally funded research projects, the Company has received a number of Small Business Innovation Research ("SBIR") grants and contracts to explore the feasibility of extending its laser technology to new applications. Research is being conducted with several different types of lasers, including pulsed dye lasers and solid state lasers.

PRODUCT MARKETING AND SERVICE

North America.  The Company markets its medical systems through both a direct
-------------
sales force and independent distributors. With the exception of the geographic areas covered by independent distributors, the Company has direct sales representatives with territories covering all of North America. The independent distributors, who have significant medical laser distribution experience, have exclusive arrangements for their geographic areas.

The Company's focus is on optimizing patient care and physician productivity. The Company maintains a staff of nurse clinicians to train laser system customers. In addition, the Company conducts and participates in regional workshops where physicians knowledgeable in the use of the Company's systems instruct other doctors in their use.

Promotional activities conducted by the Company include trade advertising, direct mail, workshops, presentations at trade shows, and in-vitro demonstrations at medical conventions.

International.  The Company sells a significant portion of its medical systems
-------------
outside the United States. The Company has wholly-owned Japanese and Spanish subsidiaries that coordinate the activities of several Japanese distributors and Spanish businesses. In addition, the Company has a branch office in Singapore to develop and maintain independent distributor relationships throughout the Asia Pacific region. The Company has a branch office in The Netherlands to develop and maintain independent distributor relationships in Europe, the Middle East and Africa.

International revenue was approximately as follows during the last three fiscal years:

                                     1997          1996          1995
                                 ------------  ------------  ------------
 International revenue:
     Total                       $18,508,000   $16,068,000   $13,772,000
     As percentage of revenue             52%           53%           49%

   See also Note 10 to the Company's Consolidated Financial Statements.

Service.  The Company's principal service center and depot is located at its
-------
Wayland, Massachusetts headquarters. In addition, the Company has direct service representatives throughout the United States and a depot at its wholly-owned subsidiaries in Japan and Spain. The Company's independent distributors maintain depot and service representatives adequate to cover their installed systems and have primary responsibility to service such systems. The Company's recommended preventive maintenance, coupled with continuing technical education for service representatives, help to ensure product reliability.

SKIN CARE CENTER SERVICE

The Company markets skin care services through its wholly-owned subsidiary, CSCC. These services include laser cosmetic procedures as well as spa, salon and health and fitness services. The Company owns two laser/cosmetic centers in the U.S. and one laser center in Egypt operating under a joint venture agreement.

Revenues for the Skin Care Centers for the three years ended June 28 are:

                     1997        1996          1995
                     ----        ----          ----

                  $2,243,000  $2,149,000    $1,777,000

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

In addition, the Company's CSCC operations face a host of competitors including hair salons, health spas, massage therapists, aestheticians, health and fitness clubs, personal trainers, dermatologists, plastic surgeons, cosmetic laser centers and cosmetic retailers. The Company also believes its CSCC operations will face competition from laser manufacturing companies that have, or may develop, plans to open facilities based on concepts similar to the Candela LaserSpa(TM) concept. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations.
Further, even if the Company is able to successfully compete, there can be no assurance that it would be able to do so in a profitable manner.

PATENTS AND PROPRIETARY INFORMATION

The Company owns United States and foreign patents for its urology and benign vascular and pigmented lesion dermatology/plastic surgery laser systems and United States patents for endoscopes. The Company also has several other United States and foreign patents and pending patent applications for other medical laser systems. The Company treats its design and technical data as confidential, and relies on nondisclosure safeguards, such as confidentiality agreements, laws protecting trade secrets and noncompetition agreements to protect proprietary information. There can be no assurance, however, that these measures will adequately protect the Company's technology or that others will not independently develop such technological expertise. See "Legal Proceedings" for information relating to a dispute involving such license relationship.

The Company is a licensee under patent license agreements that grant the Company rights to use certain laser technologies and applications. Under these license agreements, the Company has paid, and continues to pay, royalties.

Under the federal government's SBIR (Small Business Innovation Research) program, the Company retains rights to any invention and the ownership of all data developed. In return, the government receives a royalty-free license on any patent for federal government use and it reserves certain other rights, including the right to require the Company to license others to use the technology in certain limited circumstances.


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

There are two principal methods by which FDA regulated medical devices may be marketed in the United States. One method is an FDA premarket notification filing under Section 510(k) of the Food, Drug and Cosmetics Act. Applicants under the 510(k) procedure must demonstrate that the device for which clearance is sought is substantially equivalent to devices on the market pursuant to a 510(k) procedure or prior to the medical device legislation of 1976. The review period for a 510(k) application is 90 days from the date of filing the application, although such review periods have often been extended. Applications filed pursuant to 510(k) are often subject to questions and requests for clarification that can extend the review period beyond the initial review period. Marketing of the product must be deferred until written clearance is received from the FDA. In some instances, an investigative device exemption ("IDE")is required for clinical trials for a 510(k) notification.

The alternate method, where section 510(k) is not available, is to obtain premarket approval ("PMA") from the FDA. Under the PMA procedure, the applicant must obtain an IDE before beginning the substantial clinical testing that is required to determine safety and efficacy. The preparation of a PMA application is significantly more complex and time consuming than the 510(k) application. The review period under a PMA application is 180 days from the date of filing, although such review times have been substantially extended recently. The FDA often responds with requests for additional information or clinical reports, which can extend the review period beyond the initial review period.

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


RESEARCH AND DEVELOPMENT

During the past three fiscal years, the Company spent the following amounts on Company-sponsored and federal government SBIR-sponsored research:

                                       1997        1996         1995
                                       ----        ----         ----

Company-sponsored research and
 development                        $2,488,000  $1,818,000   $3,733,000

SBIR-sponsored research and
 development                        $  227,000  $  367,000   $  443,000

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

CUSTOMERS

The Company's customers include distributors, hospitals, medical doctors and in the case of CSCC, consumers. The Company is not dependent upon any single customer. See Note 10 to the Company's Consolidated Financial Statements for a description of revenue generated by region.

EMPLOYEES

As of June 28, 1997, the Company had 231 employees of which 17 were in research, development and engineering, 37 were in manufacturing and quality assurance, 18 were in service, 23 were in sales and marketing, 20 were in finance and administrative positions, 96 were in the clinic and health spa subsidiaries, and 20 were in the international sales/service subsidiaries. None of the Company's employees are represented by a union, and the Company believes its relationship with its employees is good.

EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

Name                    Age                        Position
----------------------  ---  -----------------------------------------------------

Gerard E. Puorro        50   President, Chief Executive Officer and Director

F. Paul Broyer          48   Vice President, Treasurer and Chief Financial Officer

Jay D. Caplan           35   Vice President, Operations

James C. Hsia, Ph.D     51   Senior Vice President, Research

William B. Kelley       42   Vice President, North American Sales and Service

Richard J. Olsen        64   Senior Vice President and Assistant Secretary

Kenji Shimizu           44   Executive Vice President, International Sales

Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors are duly elected and qualified, subject to earlier removal by the Board of Directors. There are no family relationships among any of the executive officers or directors of the Company.

Mr. Puorro was appointed a Director of the Company in September 1991. Mr. Puorro has been President and Chief Executive Officer of the Company since April 1993. From April 1989 until April 1993, he was Senior Vice President and Chief Financial Officer of the Company. He was elected Chief Operating Officer in December 1992. Prior to joining the Company, and since 1982, he was Vice President and Controller at Massachusetts Computer Corporation. Mr. Puorro became acting Chief Executive Officer of Candela Skin Care Centers, Inc. in June 1997.

Mr. Broyer joined the Company in October 1996 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Broyer held the position of Vice President Finance at Integrated Genetics from 1994 to 1996, and held earlier positions with Laserdata, Inc., Avatar Technologies and Data General Corporation.

Mr. Caplan was appointed Vice President, Operations in February 1997, after serving as Vice President, Manufacturing since December 1995. He has been with the Company since September 1988 and was previously Senior Director, Corporate Planning/Business Development. From 1988 to 1993, Mr. Caplan held the positions of Product Director, International Controller, Manager, Financial Planning and Analysis and Planning Associate. Prior to joining the Company, Mr. Caplan held positions at Xerox Corporation, Elsegundo, CA, and the U.S. Air Force, Washington, DC.

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

Mr. Olsen has been President of Candela Skin Care Centers, Inc. since July 1996 and has been Senior Vice President of the Company since July 1995. He has been with the Company since May 1985 and previously held the positions of Vice President, Corporate Development and Chief Financial Officer.

Mr. Shimizu has been Executive Vice President of the Company since April 1993. He has been with the Company since March 1987 and was previously Vice President, International Sales and Marketing. From 1977 to 1987, he was employed by Nippon Infrared Industries, Ltd. of Tokyo.

ITEM 2.  PROPERTIES
------   ----------

The Company leases a facility totaling approximately 35,000 square feet for its operations in Wayland, Massachusetts, which is located approximately 20 miles west of Boston. The lease on this facility was amended in September 1995 to extend the expiration date to March 1998, at which time the Company has an option to renew the lease for a period of two years at a rate equal to the market rental rate at the time of exercise. Management of the Company believes that its current facilities are suitable and adequate for its near-term needs.

The Company's new subsidiary, Candela Skin Care Centers, Inc, is currently easing 7,030 square feet of office space at 31 St. James Avenue, Boston, MA. The term of the lease for this location is for a period of five years, expiring on August 4, 2001.

Additional locations housing clinic and spa facilities are:

   1) Candela Skin Care Center of Scottsdale, Inc., 7,555 square feet located at 6939 E. Main Street, Scottsdale, AZ. The lease on this facility is for a period of ten years, expiring on June 30, 2006, with a provision for two(2) five-year extensions,

   2) Candela Skin Care Center of Boston, Inc., 20,728 square feet located at 28 Arlington Street, Boston, MA. The lease on this facility is for a period of 180 months, and commenced on June 1, 1994,

   3) Candela Skin Care Center of Cairo, 170 square meters (approximately 1,800 square feet) located at International Al Salaam Hospital, 9th Floor, Cairo, Egypt.

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

The Company's Dynamic Cooling Device (DCD)(TM) is manufactured and sold pursuant to a Technology License Agreement dated December 19, 1994 (the License Agreement) with the Regents of the University of California (Regents). The License Agreement grants the Company exclusive rights to the dynamic cooling technology for use in conjunction with a laser that the Company has a right to manufacture, sell, or upgrade for use in dermatology and plastic surgery procedures that do not involve the shrinkage or removal of collagen. On or about June 10, 1997, the Regents sent to the Company a Notice of Partial Termination, alleging that the Company had breached the due diligence requirements of the License Agreement and purported to narrow the exclusive field of use granted to Candela. On or about June 13, 1997, the Company commenced litigation in the Massachusetts Superior Court against the Regents seeking a declaration that the License Agreement remains in full force and effect and asserting claims for breach of the License Agreement. The Regents removed the action to the United States District Court for the District of Massachusetts. On or about July 21, 1997, the Regents filed an Answer and Counterclaims against the Company alleging that the Company breached and remains in breach of the License Agreement and sought a declaratory judgment that the Regents have the right to terminate the License Agreement. On August 5, 1997, the Regents sent to the Company another Notice purporting to terminate the License Agreement. Discovery in this action is proceeding. Although the Company is pursuing its declaratory judgment claim, and defending against the Regents' counterclaims vigorously, there can be no assurance that the Company will prevail in this proceeding. In the event the Regents were to prevail, the Company may lose its license to the dynamic cooling technology.

From time to time, the Company is a party to various legal proceedings incidental to its business. The Company believes that none of such other presently pending legal proceedings will have a material adverse effect upon its financial position, results of operation, or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

During the fourth quarter of fiscal 1997, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -----------------------------------------------------------------
         MATTERS
         -------

The Company's common stock trades on The NASDAQ Stock Market under the symbol "CLZR."

At September 19, 1997, there were 419 holders of record of the Company's common stock and the last sales price of the Company's common stock was $5 3/4 on that day.

The following table sets forth quarterly high and low prices of the common stock for the indicated fiscal periods:

                            1997              1996
                          --------          --------

                       High      Low      High       Low
                     --------  -------  --------  ---------

First Quarter        $ 8 5/8   $4 5/8  $ 4 3/4    $1 15/16
Second Quarter         7 3/8    4 5/8    5 7/8     3  1/2
Third Quarter          9 1/16   5 3/4    8 1/8     4  9/16
Fourth Quarter         7 3/4    5       11 1/4     7

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

   (in thousands, except per share data)

Statement of Operations Data:                          1997      1996      1995      1994      1993
------------------------------------                  --------  --------  --------  --------  --------

Revenue                                               $35,505   $30,413   $28,243   $29,820   $33,158
Gross profit                                           16,855    13,580    12,376    13,765    13,434
Research and development expense                        2,488     1,818     3,733     3,810     4,562
Selling, general & administrative
 expenses                                              13,680     9,873    10,246     9,241    10,978
Income (loss) from operations                             687     1,889    (1,603)      714    (9,106)
Net income (loss)                                         238     1,245    (1,536)      655    (9,208)
Net income (loss)per share                                .04       .22      (.29)      .13     (1.78)
Weighted average number of common
 and common equivalent shares
 outstanding                                            5,673     5,563     5,288     5,218     5,180

                                                      June 28,  June 29,   July 1,  July 2,   July 3,
Balance Sheet Data:                                     1997      1996      1995     1994      1993
------------------------------------                  --------  --------  --------  -------   -------

Working capital                                       $ 7,032   $ 8,608   $ 8,033   $ 9,109   $ 8,775
Total assets                                           24,837    19,334    16,832    20,447    20,269
Current portion of long-term debt                       1,827       708       470       102       114
Long-term debt                                          1,519       557       476       223       305
Stockholders' equity                                   10,246     9,965     9,086    10,566     9,671

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996
-----------------------------------

Total revenue for fiscal 1997 and fiscal 1996 are as follows:

($ in 000's)                1997      1996    $ Change  % Change
                          --------  --------  --------  ---------

     Laser operations      $33,262   $28,264    $4,998      17.7%
     Skin care centers       2,243     2,149        94       4.4%
                           -------   -------    ------      -----

     Total Revenue         $35,505   $30,413    $5,092      16.7%
                           =======   =======    ======      =====

The increase in revenues for laser operations reflects significant shipments of the Company's leg vein device, the Sclerolaser(TM), introduced in March 1996, the AlexLAZR(TM), used for removal of tattoos and pigmented lesions, and the Erbium YAG laser, used for skin resurfacing. Revenues for the Skin Care Centers reflect increases resulting from the opening of the new center in Scottsdale, AZ, and slight increases in the Boston, MA, center. International revenue as a percentage of total revenue represented 52% of revenue in 1997, compared to 53% in fiscal 1996.

Gross margin increased to 48% in fiscal 1997 from 45% in fiscal 1996, reflecting volume increases in the Company's new dermatology products offset in part by greater costs associated with the laser centers.

Research and development spending increased 37% to $2,488,000 in fiscal 1997 from $1,818,000 in fiscal 1996. As a percent of revenue, research and development spending increased to 7% in fiscal 1997 from 6% in fiscal 1996. The Company continues to build on its strengths in the urology and dermatology markets and internal development efforts have been refocused accordingly. The Company expects expenditures for research and development to be between 7% and 10% of revenue going forward.

Selling, general and administrative expenses increased 39% to $13,680,000 in fiscal 1997 from $9,873,000 in fiscal 1996, as a result of increased spending associated with the establishment of the skin care centers and increased marketing expenses. Selling, general and administrative expenses as a percentage of total revenue increased to 38% in fiscal 1997 from 32% in fiscal 1996.

Interest income decreased to $84,000 in fiscal 1997 from $93,000 in fiscal 1996 as a result of a decrease in the average cash balances. Interest expense increased to $107,000 in fiscal 1997 from $49,000 in fiscal 1996 as a result of an increased level of both debt and lease financing. Other expenses in fiscal 1997 of $26,000 and other expense in fiscal 1996 of $207,000 results primarily from foreign currency transactions.

Included in the Company's consolidated net income are results of operations of its wholly-owned subsidiary, Candela Skin Care Centers, Inc.(CSCC), consisting of a net loss of $3,448,000 in fiscal 1997 compared to a net loss of $687,000 for fiscal 1996, its first year of operation. This increase in net loss is primarily due to various start-up costs associated with CSCC's existing facilities, all of which were opened in fiscal 1997.

The provision for income taxes in fiscal 1997 results primarily from taxable income in the Company's subsidiary in Japan. Income taxes provided for in fiscal 1997 reflect an effective tax rate of 63%. This tax rate includes both foreign taxes, which generally are higher than the U.S. statutory rate, and state income taxes.

As a result of the foregoing factors, the Company realized net income of $238,000, or $0.04 per share in fiscal 1997, compared to net income of $1,245,000, or $0.22 per share in fiscal 1996.


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

As a result of the foregoing factors, the Company realized a net income of $1,245,000, or $0.22 per share in fiscal 1996, compared to a net loss of $1,536,000, or $0.29 in fiscal 1995. The Company's consolidated net income for fiscal 1996 includes a net loss of $687,000 from the first year of operation of its new wholly-owned subsidiary, CSCC.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 28, 1997 decreased to $2,674,000 from $3,041,000 at June 29, 1996. This decrease resulted primarily from additional funding required by CSCC, during its first full year of operation and while establishing additional facilities, and an increase in accounts receivable of $2,404,000, partially offset by an increase in accounts payable, resulting from the negotiation of more favorable payment terms with suppliers.

During the fiscal year, the Company utilized $4,224,000 in cash in the operations of CSCC compared to $382,000 for the prior year. These funds were required, in part, to open LaserSpas(TM) in Scottsdale, AZ, in February 1997 and in Boston, MA, in April 1997. The Company expects that CSCC will continue to require cash during its developmental stage.

In support of the continued growth of CSCC and its laser production operation, the Company secured a $3,500,000 Line of Credit with a major bank during fiscal 1997. The Line of Credit bears interest at 1/2% over the bank's prime lending rate and is secured by total domestic and international accounts receivable and inventory and a pledge of the stock of CSCC. Also during fiscal 1997 the Company borrowed 75,000,000 yen on a two-year 1.745% note with a foreign bank. The current value of this liability is $655,000, converted at the year-end exchange rate. During fiscal 1996, the Company borrowed 60,000,000 yen on a two-year 1.95% note with a foreign bank. The current value of this liability is $196,000 as converted at the year-end exchange rate. The Company's remaining short-term and long-term debt is comprised solely of capital lease obligations, which were $346,000 and $1,149,000, respectively, at June 28, 1997, versus $161,000 and $352,000 at June 29, 1996.

Other private sector sources of cash are being pursued in addition to the above, however, there is no assurance that such funding will be available on terms acceptable to the Company, or at all.

CAUTIONARY STATEMENTS

In addition to the other information in this Annual Report on Form 10-K, the following cautionary statements should be considered carefully in evaluating the Company and its business. Statements contained in this Form 10-K that are not historical facts (including without limitation, statements concerning anticipated operational and capital expense levels and such expense levels relative to the Company's total revenues) and other information provided by the Company and its employees from time to time may consist of "forward-looking" information, as that term is defined by (i)the Private Securities Litigation Reform Act of 1995 (the "Act") and (ii)in releases made by the Securities and Exchange Commission (the "SEC"). The factors identified in the cautionary statements below, among other factors, could cause actual results to differ materially from those suggested in such forward-looking statements. The cautionary statements below are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the timing of product sales, the timing of expenditures in anticipation of future product orders, the introduction and market acceptance of new products, effectiveness in managing manufacturing processes, changes in cost and availability of labor and product components, order cancellations, the budgetary cycles of its customers, the timing of regulatory approvals and the opening of new LaserSpas(TM) CSCC. The Company's ability to accurately forecast future revenues and income for any period is necessarily limited, and any forward-looking information provided from time to time by the Company represents only management's then-best current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

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

NEW BUSINESS STRATEGIC DEVELOPMENT. While the Company continues to expand and diversify its core cosmetic and surgical laser equipment business, the Company has embarked on a new business strategy of opening combined spa and laser cosmetic skin care centers. Currently, the Company operates combined spa/skin care facilities in Boston, Massachusetts and Scottsdale, Arizona. The Company's skin care treatment center previously located in Framingham, Massachusetts has been combined with the spa in Boston to create a combination spa/skin care facility. Additionally, the Company has entered into a joint-venture with Egyptian investors to open a new laser cosmetic center in Cairo, Egypt. The surgical skin care treatments performed in each location are administered by board-certified physicians under contract with the Company's wholly-owned subsidiary, CSCC. While the target audience for the Company's core laser equipment tends to be medical practice groups and other health care providers, its target audience for its spa and skin care centers are individuals who are typically reached through entirely different marketing efforts. The cost structures, new client accretion methods and other demands associated with the Company's new facilities are largely untested, and the Company could incur significant losses in connection with its spa and skin care centers.

GOVERNMENTAL REGULATION. Medical devices are subject to approval before they can be utilized for clinical studies or sold commercially. In addition, the Company's activities in connection with its CSCC business may subject the Company to additional regulation under state and federal laws. The process for obtaining the necessary approvals and compliance with applicable regulations can be costly and time-consuming. Many foreign countries in which the Company markets or may market its products have similar regulatory bodies and restrictions. There is no assurance that the Company will be able to obtain any such government approvals or successfully comply with any such regulations in a timely and cost-effective manner, if at all, and failure to do so may have an adverse effect on the Company's financial condition and results of operations.

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

RAPID TECHNOLOGICAL CHANGE; COMPETITION. The medical laser industry is subject to rapid and substantial technological development and product innovations. The Company, to be successful, must be responsive to new developments in laser technology and applications of existing technology, and the Company's financial condition and operating results may be adversely affected by the failure of new or existing products to compete favorably in response to such technological developments. In addition, the Company competes against numerous other companies offering products similar to the Company's and/or alternative products and technologies, some of which have greater financial, marketing and technical resources than the Company. There can be no assurance the Company will be able to compete successfully. In addition, the Company's CSCC operations face a host of competitors including hair salons, health spas, massage therapists, aestheticians, health and fitness clubs, personal trainers, dermatologists, plastic surgeons, cosmetic laser centers and cosmetic retailers. The Company also believes its CSCC operations will face competition from laser manufacturing companies that have, or may develop, plans to open facilities based on concepts similar to the Candela LaserSpa(TM) concept. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. Further, even if the company is able to successfully compete, there can be no assurance that it would be able to do so in a profitable manner.

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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

Financial statements and supplementary data are included herein and are indexed under item 14 (a) (1)-(2).


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         Financial Disclosure
         --------------------

   None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

For information with respect to the Directors of the Company, see the section entitled "Election of Directors" appearing in the Company's Proxy Statement in connection with its 1997 Annual Meeting of Shareholders, which section is incorporated herein by reference. The current executive officers of the Company are set forth under the caption "Executive Officers" in Item 1 of this Form 10-K.


Item 11.  EXECUTIVE COMPENSATION
-------   ----------------------

See the section entitled "Executive Compensation and Other Information Concerning Officers and Directors" appearing in the Company's Proxy Statement in connection with its 1997 Annual Meeting of Shareholders, which section is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

See the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's Proxy Statement in connection with its 1997 Annual Meeting of Shareholders, which section is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

See the section entitled "Certain Transactions" appearing in the Company's Proxy Statement in connection with its 1997 Annual Meeting of Shareholders, which section is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------   ---------------------------------------------------------------

(a)  The following items are filed as part of this report:

(1)  Consolidated Financial Statements:
     ---------------------------------

     Report of Independent Accountants                                           F-1
     Consolidated Balance Sheets - June 28, 1997 and June 29, 1996               F-2
     Consolidated Statements of Operations - Years ended June 28,1997,
        June 29, 1996 and July 1, 1995                                           F-3
     Consolidated Statements of Stockholders' Equity - Years Ended
        June 28, 1997, June 29, 1996 and July 1, 1995                            F-4
     Consolidated Statements of Cash Flows - Years Ended June 28, 1997,
        June 29, 1996 and July 1, 1995                                           F-5
     Notes to Consolidated Financial Statements                                  F-6

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

(3) Exhibits: Except as otherwise noted, the following documents are incorporated by reference from the Company's Registration Statement on Form
     S-3 (File Number 33-24565):

 3.1                              Certificate of Incorporation, as amended
 3.2     <FN9>                    By-laws of the Company, as amended and restated
 3.3     <FN1>                    Agreement of Merger between Candela Corporation, Inc., a
                                  Massachusetts corporation, and Candela Laser Corporation, a
                                  Delaware corporation
 4.1     <FN6>                    Form of Rights Agreement dated as of September 4, 1992 between the Company and The First
                                  National Bank of Boston, as Rights Agent, which includes as Exhibit A thereto the Form of
                                  Rights Certificate
10.1     (FN1)                    1985 Incentive Stock Option Plan
10.2                              1987 Stock Option Plan
10.2.1   (FN2)                    1989 Stock Plan
10.2.2   (FN3)                    1990 Employee Stock Purchase Plan
10.2.3   (FN3)                    1990 Non-Employee Director Stock Option Plan
10.2.4   (FN7)                    1993 Non-Employee Director Stock Option Plan
10.3     (FN7)                    Lease for premises at 526 Boston Post Road, Wayland, Massachusetts
10.4     (FN7)                    Lease for premises at 530 Boston Post Road, Wayland, Massachusetts
10.5                              Patent License Agreement between the Company and Patlex Corporation effective as of July 1,
                                  1988
10.6     (FN4)                    License Agreement among the Company, Technomed International, Inc. and Technomed
                                  International S.A. dated as of December 20, 1990
10.7     (FN5)                    License Agreement between the Company and Pillco Limited Partnership effective as of October
                                  1, 1991
10.8     (FN8)                    Distribution Agreement between the Company and Cryogenic
                                  Technology Limited, dated October 15, 1993

10.9     <FN10>                   Asset Purchase Agreement between the Company and Derma-Laser,
                                  Limited and Derma-Lase, Inc. dated June 23, 1994.

21                                Subsidiaries of the Company

23                                Consent of Independent Accountants (Coopers & Lybrand, L.L.P.)

27                                Financial Data Schedule

         (FN1)                    Previously filed as an exhibit to Registration Statement No.
                                  33-54448B and incorporated herein by reference.

         (FN2)                    Previously filed as an exhibit to the Company's Amended and
                                  Restated Annual Report on Form 10-K for the fiscal year ended
                                  June 30, 1988, and incorporated herein by reference.

         (FN3)                    Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, and
                                  incorporated herein by reference.

         (FN4)                    Previously filed as an exhibit to Form 10-Q for the quarter ended December 29, 1990, and incorporated herein by reference.

         (FN5)                    Previously filed as an exhibit to Form 10-Q for the quarter ended September 28, 1991, and incorporated herein by reference.

         (FN6)                    Previously filed as an exhibit to Form 8-K, dated September 8,
                                  1992, and incorporated herein by reference.

         (FN7)                    Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993, and
                                  incorporated herein by reference.

         (FN8)                    Previously filed as an exhibit to Form 10-Q for the quarter ended January 1, 1994, and incorporated herein by reference.

         (FN9)                    Previously filed as an exhibit to Form 10-Q for the quarter ended April 2, 1994, and incorporated herein by reference.

         (FN10)                   Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, and
                                  incorporated herein by reference.


(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended June 28, 1997.

(c) The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 14(a)(3) above.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 21, 1997.

                                    CANDELA CORPORATION

                                    By:  Gerard E. Puorro
                                        ------------------------------------
                                        Gerard E. Puorro, President,
                                        Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                      Date
---------------------    -----------------------------  ------------------

 Gerard E. Puorro        President, Chief Executive     September 21, 1997
 --------------------    Officer, and Director
 Gerard E. Puorro        (Principal Executive Officer)

 F. Paul Broyer          Vice President, Treasurer      September 21, 1997
 --------------------    and Chief Financial Officer
 F. Paul Broyer

 Kenneth D. Roberts      Chairman of the Board          September 21, 1997
 --------------------    of Directors
 Kenneth D. Roberts

 Richard J. Cleveland    Director                       September 21, 1997
 ---------------------
 Richard J. Cleveland

 Robert E. Dornbush      Director                       September 21, 1997
 ----------------------
 Robert E. Dornbush

 Theodore G. Johnson     Director                       September 21, 1997
 ----------------------
 Theodore G. Johnson

 Douglas W. Scott        Director                       September 21, 1997
 ----------------------

 Douglas W. Scott

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Candela Corporation:

We have audited the consolidated financial statements and the financial statement schedule of Candela Corporation listed in Item 14(a) of this Form 10-
K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candela Corporation as of June 28, 1997 and June 29, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 28, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Boston, Massachusetts                            COOPERS & LYBRAND L.L.P.
August 5, 1997, except as to the
                information presented
                in Note 6, for which
                the date is September 12, 1997.

                          Consolidated Balance Sheets
                        June 28, 1997 and June 29, 1996
                            (dollars in thousands)

Assets                                                   1997      1996
-----------------------------------------------------  --------  --------

Current assets:
Cash and cash equivalents (Note 1)                     $ 2,674   $ 3,041
Accounts receivable (net of allowance of $197 and
  $305 in 1997 and 1996, respectively)(Notes 1 & 6)      8,848     6,444
Notes receivable                                         1,284     1,956
Inventory (Notes 3 & 6)                                  6,776     5,627
Other current assets                                       522       352
                                                       -------   -------

Total current assets                                    20,104    17,420
Property and equipment, net (Note 4)                     3,523     1,183
Other assets                                             1,210       731
                                                       -------   -------

                                                       $24,837   $19,334
                                                       =======   =======

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
Current portion of long-term debt (Note 6)             $ 1,827   $   708
Deferred income (Note 5)                                 2,071     1,943
Accounts payable                                         5,879     3,162
Accrued payroll and related expenses                       833       748
Accrued warranty costs                                   1,338       897
Income taxes payable                                       516       350
Other accrued liabilities                                  608     1,004
                                                       -------   -------

Total current liabilities                               13,072     8,812

Long-term debt (Note 6)                                  1,519       557
Commitments (Note 6)

Stockholders' equity (Note 8):
 Common stock, $.01 par value: 30,000,000
 shares authorized;  5,419,913 and
 5,384,715 shares issued in 1997 and 1996,
 respectively                                               54        53

 Additional paid-in capital                             17,223    17,069
 Accumulated deficit                                    (6,885)   (7,123)
 Accumulated translation adjustment                       (146)      (34)
                                                       -------   -------

Total stockholders' equity                              10,246     9,965
                                                       -------   -------

                                                       $24,837   $19,334
                                                       =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                     Consolidated Statements of Operations
      For the years ended June 28, 1997, June 29, 1996, and July 1, 1995
                     (in thousands, except per share data)

                                            1997      1996      1995
                                          --------  --------  --------

Revenue
  Product sales                           $25,601   $20,403   $18,017
  Services and other revenue                9,904    10,010    10,226
                                          -------   -------   -------
    Total revenue                          35,505    30,413    28,243

Cost of sales
  Product sales                            11,195     9,159     7,952
  Services and other revenue                7,455     7,674     7,915
                                          -------   -------   -------
    Total cost of sales                    18,650    16,833    15,867
                                          -------   -------   -------

Gross profit                               16,855    13,580    12,376

Operating expenses:
  Research and development                  2,488     1,818     3,733
  Selling, general and administrative      13,680     9,873    10,246
                                          -------   -------   -------

    Total operating expenses               16,168    11,691    13,979
                                          -------   -------   -------

Income (loss) from operations                 687     1,889    (1,603)
Other income (expense):
  Interest income                              84        93        70
  Interest expense                           (107)      (49)      (47)
  Other                                       (26)     (207)      544
                                          -------   -------   -------

    Total other income (expense)              (49)     (163)      567
                                          -------   -------   -------

Income (loss) before income taxes             638     1,726    (1,036)
Provision for income taxes                    400       481       500
                                          -------   -------   -------

Net income (loss)                         $   238   $ 1,245   $(1,536)
                                          =======   =======   =======

Net income (loss) per share                 $0.04     $0.22    $(0.29)
                                          =======   =======   =======

Weighted average number of common and
  common equivalent shares outstanding      5,673     5,563     5,288
                                          =======   =======   =======

 The accompanying notes are an integral part of the consolidated financial statements.

                Consolidated Statements of Stockholders' Equity
      For the years ended June 28, 1997, June 29, 1996, and July 1, 1995
                                (in thousands)

                                              Additional                              Accumulated
                                               Paid-in   Accumulated   Treasury       Translation
                            Common Stock       Capital    (Deficit)      Stock         Adjustment
                           --------------     ---------  -----------   ----------     -----------
                            Shares Amount                            Shares Amount        Total
-------------------------------------------------------------------------------------------------
Balance, July 2, 1994        5,481  $54    $ 18,326   ($6,715)   (197)   $ (1,574)  $475 $10,566

Sale of common stock
  under stock plans             15               23                                           23
Dividend paid by Le Pli                                   (43)                               (43)
Net loss                                               (1,536)                            (1,536)
Currency translation
  adjustment                                                                          76      76
-------------------------------------------------------------------------------------------------

Balance, July 1, 1995        5,496   54      18,349    (8,294)   (197)     (1,574)   551   9,086

Sale of common stock
  under stock plans             86    1         244                                          245
Dividend paid by Le Pli                                   (26)                               (26)
Net income                                              1,245                              1,245
Retirement of Treasury
  Stock                       (197)  (2)     (1,572)              197       1,574              0
Conversion of
  Spa Management,Inc.
  to a C-Corporation                             48       (48)                                 0
Currency translation
  adjustment                                                                        (585)   (585)
-------------------------------------------------------------------------------------------------

Balance June 29, 1996        5,385  $53     $17,069   $(7,123)      0    $      0   $(34)$ 9,965

Sale of common stock
   under stock plans            35    1         154                                          155
Net income                                                238                                238
Currency translation
   adjustment                                                                       (112)   (112)
-------------------------------------------------------------------------------------------------

Balance, June 28, 1997       5,420  $54     $17,223   $(6,885)      0    $      0  $(146)$10,246
=================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                     Consolidated Statements of Cash Flows
      For the years ended June 28, 1997, June 29, 1996, and July 1, 1995
                                (In thousands)

                                                                                           1997      1996      1995
                                                                                         --------  --------  ---------

Cash flows from operating activities:
  Net income (loss)                                                                      $   238   $ 1,245    $(1,536)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
    Depreciation and amortization                                                            666       475        640
    (Gain)Loss on disposal of equipment                                                        -        (8)        25
  Change in assets and liabilities:
      Accounts receivable                                                                 (2,592)   (1,909)     1,412
      Notes receivable                                                                       620      (545)     1,204
      Inventory                                                                           (1,216)     (590)       277
      Refundable income taxes                                                                  -         -         31
      Other current assets                                                                  (188)       74        106
      Other assets                                                                          (529)     (171)       (51)
      Accounts payable                                                                     2,945     1,552     (2,346)
      Accrued payroll and related expenses                                                    88       130       (294)
      Deferred income                                                                        145       315       (214)
      Accrued warranty costs                                                                 445       278       (166)
      Income taxes payable                                                                   181      (222)       179
      Other accrued liabilities                                                             (395)       90       (760)
                                                                                         -------   -------    -------

         Total adjustments                                                                   170      (531)        43
                                                                                         -------   -------    -------

Net cash provided by (used for) operating
  activities                                                                                 408       714     (1,493)

Cash flows from investing activities:
  Proceeds from sale of assets                                                                50        10          -
  Payment for additions to property and
    equipment                                                                             (1,867)     (377)      (475)
                                                                                         -------    ------    -------

Net cash used for investing activities                                                    (1,817)     (367)      (475)

Cash flows from financing activities:
  Proceeds from issuance of debt                                                           1,655       479        708
  Principal payments on debt                                                                (422)     (225)         -
  Payments of capital lease obligations                                                     (258)     (125)      (100)
  Proceeds from issuance of common stock, net                                                155       294         23
  Payment of dividends                                                                         -       (26)       (43)
                                                                                         -------   -------    -------

Net cash provided by financing
  activities                                                                               1,130       397        588

Accumulated translation adjustment                                                           (88)     (268)       155
                                                                                         -------   -------    -------

Net increase (decrease) in cash and equivalents                                             (367)      476     (1,225)
Cash and equivalents at beginning of period                                                3,041     2,565      3,790
                                                                                         -------   -------    -------

Cash and equivalents at end of period                                                    $ 2,674   $ 3,041    $ 2,565
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


Cash Equivalents

The Company classifies investments purchased with a maturity of three months or less at the date of acquisition as cash equivalents. At June 28, 1997 and June 29, 1996, substantially all cash equivalents were invested in overnight Repurchase Agreements or U.S. Treasury Bills with a major bank.


Financial Instruments

Derivative financial instruments are used by the Company in the management of foreign currency exposures and are accounted for on an accrual basis. Gains and losses resulting from effective hedges of existing assets, liabilities, or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items.

Accounts Receivable and Notes Receivable

The Company's trade accounts receivables and notes receivables are primarily from sales to end users and distributors servicing the urology and dermatology markets and reflect a broad domestic and international customer base. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. One distributor customer accounted for 6% of total receivables at June 28, 1997.


Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.



Pre-opening costs

The Company capitalizes pre-opening costs directly related to the Candela Skin Care Centers through the opening date of the center. The Company then amortizes these costs over a 12-month period beginning in the quarter following the opening date.


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

Service - Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period. Revenue from service administered through CSCC and Spa Management, Inc., is recognized as the services are provided. Amounts received from the sale of gift certificates by Spa Management, Inc. are deferred and recognized as revenue when the services are provided.


Research and Development

Research and development costs are expensed as incurred.


Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation of the Japanese and Spanish subsidiary balance sheets are accumulated as a separate component of stockholders' equity. Net exchange gains(losses) resulting from foreign currency transactions amounted to $(60,000), $(420,000) and $514,000 for fiscal 1997, 1996 and 1995, respectively, and are included in other income (expense).


Financial Instruments

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

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128-Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and requires a dual presentation of basic and dilutive EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted. Neither basic nor diluted EPS computed in accordance with FAS 128 would be materially different from the Company's primary EPS presented in the financial statements.


Accounting for Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which is effective for fiscal 1997. SFAS encourages, but does not require, companies to recognize compensation costs for employee and director stock-based compensation arrangements using a fair value method of accounting. The Company has determined that it will elect the disclosure only alternative and, accordingly, will continue to account for employee and director stock-based compensation in accordance with Accounting Principles Board Opinion No. 25. The Company is required to disclose the pro forma net income or loss and per share amounts in the notes to the consolidated financial statements using the fair value based method beginning in fiscal 1997. The adoption of SFAS 123 will have no cash flow impact on the Company.


2. Pooling of Interests

On June 27, 1996, the Company acquired all of the outstanding shares of capital stock of Spa Management, Inc. The acquisition was accomplished through an exchange of 60,317 shares of the Company's common stock for all of the outstanding shares of capital stock of Spa Management, Inc. This transaction has been accounted for using the pooling of interests method of accounting. Spa Management, Inc., d/b/a Le Pli at the Heritage(Le Pli) was formed in May 1994, and is a Boston-based health spa with approximately 60 employees at the time of acquisition and specializes in personal care and health and beauty services. Le Pli (currently operating as Candela Skin Care Center of Boston, Inc.) operates as a wholly-owned subsidiary of CSCC.

The following information presents certain income statement data of Candela Corporation and Spa Management, Inc. for the periods prior to the acquisition. The acquisition was substantially coincident with the fiscal year end close.

                             Candela           Spa
                           Corporation   Management, Inc.   Total
                           ------------  ----------------  --------
Revenue for:
Year ending
  June 29, 1996                $28,434             $1,979  $30,413
  July  1, 1995                 26,466              1,777   28,243

Net Income (Loss) for:
Year ending
  June 29, 1996                $ 1,210             $   35  $ 1,245
  July  1, 1995                 (1,577)                41   (1,536)

The accompanying consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisition of Le Pli. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Le Pli.


3.  Inventory

Inventory consists of the following at June 28, 1997 and June 29, 1996 (in thousands):

                                                                          1997    1996
                                                                         ------  ------

  Raw Materials                                                          $2,429  $3,534
  Work in process                                                         1,023     531
  Finished goods                                                          3,324   1,562
                                                                         ------  ------
                                                                         $6,776  $5,627
                                                                         ======  ======

4.  Property and Equipment

Property and equipment consists of the following at June 28, 1997 and
June 29, 1996 (in thousands):
                                                                          1997    1996
                                                                         ------  ------
  Leasehold improvements                                                 $2,014  $  361
  Office furniture                                                        1,064     724
  Laser systems                                                             483     543
  Computers and other equipment                                           4,271   3,296
                                                                         ------  ------
                                                                          7,832   4,924
  Less accumulated depreciation and amortization                          4,309   3,741
                                                                         ------  ------
  Property and equipment, net                                            $3,523  $1,183
                                                                         ======  ======

Depreciation expense was approximately $ 616,000, $552,000, and $507,000 for fiscal 1997, 1996 and 1995, respectively.

Assets under capital lease obligations of $1,747,000 and $1,007,000 are included in property and equipment at June 28, 1997 and June 29, 1996, respectively. Accumulated depreciation on these assets was $ 769,000 and $547,000 at June 28, 1997 and June 29, 1996, respectively.


5.  Deferred Income

Deferred income consists of the following at June 28, 1997 and June 29, 1996 (in thousands):

                                       1997    1996
                                      ------  ------

Service contract revenue              $1,243  $1,086
Customer deposits                          0      74
Gift certificate revenue                 362     352
Other                                    466     431
                                      ------  ------
                                      $2,071  $1,943
                                      ======  ======

6.  Debt and Lease Obligations

Line of Credit

In February 1997 the Company obtained a renewable $3,500,000 revolving credit agreement with a bank with interest at the bank's corporate base rate plus one-half of one percent (9% at June 28, 1997). This line of credit is secured by all of the Company's accounts receivable, inventory and the pledge of stock of CSCC. The agreement contains restrictive covenants establishing maximum leverage, certain minimum ratios and minimum levels of net income. At June 28, and during the year, the Company was in violation of certain of the covenants related to the level of net income, capital expenditure levels and other ratio covenants. On September 12, 1997, the lender waived its rights under the agreement for violations occurring during fiscal 1997 and effective September 30, 1997, has amended the loan covenants for fiscal 1998 and thereafter. As of June 28, 1997, the Company had utilized $1,000,000 of the line of credit.


Long-term Debt

The Company's long-term debt consists of the following at June 28, 1997 and June 29, 1996 (in thousands):

                                                             1997   1996
                                                            ------  -----

  Unsecured term bank loan denominated in 60,000,000
   Japanese yen; interest at 1.95%; quarterly
   payments of principal and interest through March 1998    $  196  $ 479

  Unsecured term bank loan denominated in 60,000,000
   Japanese yen; interest at 1.90%; quarterly
   payments of principal and interest through June 1997          0    273

  Unsecured term bank loan denominated in 75,000,000
   Japanese yen; interest at 1.745%; quarterly payments
   of principal and interest through September 1999            655      0

  Obligations under capital leases with options to
   purchase equipment; interest from 5.8% to 12.31%;
   payments of principal and interest through March 2001     1,495    513
                                                            ------  -----

                                                             2,346  1,265
   Less current portion                                        827    708
                                                            ------  -----
                                                            $1,519 $  557
                                                            ====== ======


Lease Commitments

The Company leases several facilities and automobiles under noncancellable lease arrangements. The facility leases may be adjusted for increases in maintenance and insurance costs above specified levels. In addition, certain of the facility leases bear escalation provisions based on certain specified criteria and one lease calls for the payment of additional rent based on a percentage of Gross

Revenues above a Base Gross Sales level for that particular operation. These operating leases expire in various years through 2009. These leases may be renewed for periods ranging from one to five years.

Future minimum lease payments under noncancellable operating leases with initial terms of one year or more consisted of the following at June 28, 1997:

                     1998                            $  665,432
                     1999                               483,358
                     2000                               368,490
                     2001                               368,490
                     2002                               220,274
                     Thereafter                       1,110,116
                                                     ----------
                     Total minimum lease payments    $3,216,160
                                                     ==========


Total rent expense was approximately $772,000, $607,000 and $665,000 for fiscal 1997, 1996 and 1995, respectively.

The Company had additions to capital lease obligations of approximately $1,240,000, $400,000, and $33,000 for fiscal 1997, 1996, and 1995 respectively, for the acquisition of certain equipment. These obligations are collateralized against the respective equipment.

Cash paid for interest, including interest on capital lease obligations, totaled approximately $107,000, $50,000 and $49,000 for fiscal 1997, 1996, and 1995 respectively.

As of June 28, 1997, the Company's approximate minimum payment requirements under debt and capital lease obligations are as follows (in thousands):

                   Fiscal
                   ------
                    1998                                 $1,963
                    1999                                    722
                    2000                                    508
                    2001                                    337
                    2002                                    125
                                                         ------
                    Total minimum payments                3,655
                    Less interest                           309
                                                         ------

                    Present value of minimum payments     3,346
                    Less current portion                  1,827
                                                         ------
                    Long-term obligations                $1,519
                                                         ======

7.   Financial Instruments

The Company operates internationally, with sales offices, customers, and vendors in several countries outside of the United States. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency forward contracts, a type of derivative financial instrument. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

At June 28, 1997 the Company held foreign currency forward contracts with notional value totaling approximately $500,000 (58,625,000 Japanese Yen).
These contracts have maturities prior to August 15, 1997. The carrying and net fair value of these contracts at June 28, 1997 was $0 and $12,000, respectively.


8.  Stockholders' Equity

Stock Plans

1985, 1987 and 1989 Stock Option Plans

The 1985, 1987 and 1989 Stock Option Plans (the "Plans") provide for the granting of incentive stock options to employees to purchase common stock at an exercise price not less than the fair market value of the stock on the date of grant. The 1987 and 1989 Stock Option Plans also provide for the granting of non-qualified stock options. The options generally become exercisable ratably over two or four years from the date of grant and expire ten years from the date of the grant. The maximum number of shares to which options may be granted under the 1989 Plan is 1,000,000 shares. The Board of Directors has terminated the granting of options under the 1985 and 1987 plans. On July 21, 1995, the Board of Directors approved the repricing of certain previously outstanding stock options. Options outstanding at prices ranging from $5.50 to $14.00 were amended to $3.1875, the fair market value of the stock on that date. In November 1995, the shareholders approved an increase in the number of shares under the 1989 Plan of 250,000 shares, changing the maximum number of shares that may be granted to 1,000,000.

1996 Candela Skin Care Center Inc. Stock Option Plan

During fiscal year 1996, Candela Skin Care Centers, Inc. adopted the 1996 Incentive and Non-Statutory Stock Option Plan under which options may be granted enabling the purchase, at a price not less than the fair market value, of the common stock on the date of grant for incentive stock options and at a price of not less than the par value of the common stock for non-qualified stock options. Options granted under this plan become exercisable at different rates over one to four years from the date of grant and expire ten years from the date of grant. As of June 28, 1997, 188,000 options to purchase shares of the subsidiary's common stock were outstanding, representing 16% of the common shares outstanding plus the stock options. All such options were issued with an exercise price equal to the fair market value of the subsidiary's common stock on the date of grant.

1990 and 1993 Non-Employee Director Stock Option Plans

The 1990 and 1993 Non-Employee Director Stock Option Plans provide for the issuance of options for the purchase of up to 60,000 and 80,000 shares of common stock, respectively. Under these plans, each director who is neither an employee nor an officer receives a one-time grant of an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Under the 1990 and 1993 Plans options become exercisable in equal amounts over a period of four and two years, respectively. Shares under these Plans expire four and ten years, respectively, after the date of grant and are nontransferable.

The following is a summary of stock option activity under these Plans:


                                                                 Weighted Average
                                  Number of                       Exercise Price
                                    Shares        Option Price      Per Share
                                --------------  ---------------- ----------------

Balance at July 2, 1994               616,369                           $5.8400
Granted                               250,000    $1.50  -$ 2.75         $2.5650
Canceled                             (114,098)   $1.865 -$15.00         $5.4953
                                     --------

Balance at July 1, 1995               752,271                           $4.8100
Granted                               211,693    $3.1875-$ 9.875        $4.2092
Exercised                             (72,896)   $6.50  -$ 9.625        $3.2015
Canceled                             (232,965)   $2.00  -$15.50         $6.6946
                                     --------

Balance at June 29, 1996              658,103                           $4.1300
Granted                               296,500    $4.88  -$8.63          $6.9343
Exercised                             (22,591)   $2.00  -$7.25          $3.0484
Canceled                              (70,755)   $2.00  -$9.875         $6.8645
                                     --------

Balance at June 28, 1997              861,257                           $4.8800
                                     ========                           ========
Options available for grant at June 28,1997                         156,048
                                                                   ========


The following table summarizes information about stock options under the Option Plans outstanding at June 28, 1997:

          Options Outstanding                           Options Exercisable
----------------------------------------------    -----------------------------------
                                       Weighted
                                       Average     Weighted                  Weighted
Range of                Options        Remaining   Average       Number      Average
Exercise             Outstanding at   Contractual  Exercise  Exercisable at  Exercise
Price                June 28, 1997       Life       Price    June 28, 1997    Price

 $1.50  -$ 3.1875            292,706  5.77 Years      $2.87         206,456     $2.93
 $3.25  -$ 5.75              287,841  6.88 Years      $4.09         210,091     $3.49
 $6.1875-$ 8.125             234,700  8.09 Years      $7.44          57,200     $7.52
 $8.625 -$14.50               46,500  6.74 Years      $9.53          26,250     $9.34

 $1.50  -$14.50              861,747  6.83 Years      $4.88         499,997     $4.03

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized for options granted to employees and directors of the Company. Had compensation expense for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced by $461,000, or $.08 per share in 1997 and $250,000 or $.04 per share in 1996. The weighted average fair value of the options granted under the stock option plans and the shares issued under the employee stock purchase plan for 1997 and 1996, calculated using the Black Scholes pricing model, was $4.93 and $2.77 per share, respectively. The following assumptions were used in the Black Scholes pricing
                                      F-14
model for options granted in 1997 and 1996: risk-free interest rate ranging from 5.11% to 6.74%, estimated volatility of 85%, and an expected life of six years for stock options and six months for shares purchased under the employee stock purchase plans.

The effects of applying SFAS No. 123 in this pro-forma disclosure are not indicative of the pro-forma effect on net income in future years because SFAS No. 123 does not take into consideration pro-forma expenses related to options granted prior to 1996.

1990 Employee Stock Purchase Plan: The 1990 Employee Stock Purchase Plan provides for the sale of up to 500,000 shares of common stock to eligible employees. The shares are issuable at the lesser of 85% of the average market price on the first or last day of semiannual periods. Substantially all full-time employees are eligible to participate in the plan.

     The following is a summary of shares issued under this plan:

           Shares  Price per share
           ------  ---------------

   1995    14,969    $   1.50
   1996    12,594    $1.75 - $4.50
   1997    11,483    $   5.00

Reserved Shares

The Company has reserved 1,425,186 shares of common stock for issuance under its stock plans.


Common Stock Warrants

In connection with a litigation settlement in January 1991, the Company issued warrants to purchase 300,000 shares of common stock in March 1992. The exercise price for the warrants is $6.875 per share, the fair market value of the Company's common stock on the date of the settlement. These warrants will expire in November 2000. During fiscal 1993, 1,305 warrants were exercised and during 1997, 199 warrants were exercised. No warrants were exercised during fiscal 1996 or 1995.


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


9.  Income Taxes

The components of income before income taxes and the related provision for income taxes consists of the following for fiscal 1997, 1996 and 1995 (in thousands):

                                                                         1997      1996      1995
                                                                       --------  --------  ---------
Income (loss) before income taxes:
  Domestic                                                             $  (46)   $   698    $(2,291)
  Foreign                                                                 684      1,028      1,255
                                                                       --------  --------  ---------
                                                                       $  638    $ 1,726    $(1,036)
                                                                       ========  ========  =========
Provision for income taxes:
  Current provision:
    Federal                                                            $    -    $    75    $     -
    State                                                                  19         10          7
    Foreign                                                               381        396        493
                                                                       --------  --------  ---------
          Total provision for income taxes                             $  400    $   481    $   500
                                                                       ========  ========  =========


The components of the Company's deferred tax assets consist of the following at June 28, 1997 and June 29, 1996 (in thousands):

                                                                                                          1997      1996
                                                                                                        -------   -------
Federal and state net operating loss carryforwards                                                      $   660   $ 1,029
Federal and state tax credit carryforwards                                                                1,630     1,632
Inventory valuation reserves                                                                                736       908
Warranty reserve                                                                                            498       314
Deferred revenue                                                                                            174       107
Intercompany profit                                                                                         335       330
Insurance reserve                                                                                             -        30
Other                                                                                                        80       217
                                                                                                         -------   -------

Net deferred tax assets before valuation allowance                                                        4,113     4,567
Valuation allowance against net deferred tax assets                                                      (4,113)   (4,567)
                                                                                                         -------   -------

Net deferred tax assets                                                                                  $    0    $    0
                                                                                                         =======   =======

A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

                                                                                                  1997     1996    1995
                                                                                                ------   ------  ------
 Statutory rate                                                                                     34%      34%    (34)%
 State taxes                                                                                         3        1       -
 Differences between foreign and
  U.S. tax rates                                                                                    21        5      31
 Utilization of deferred tax assets                                                                  -      (15)    (26)
 Unbenefitted losses                                                                                (2)       -      75
 Other                                                                                               7        3       2
                                                                                                ------   ------  ------
 Effective tax rate                                                                                 63%      28%     48%
                                                                                                ======   ======  ======

Actual income taxes paid were $492,000, $807,000 and $364,000 in fiscal 1997, 1996 and 1995, respectively.

At June 28, 1997, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $1,950,000 which expire from 2008 to 2011. In addition, the Company has approximately $1,400,000 of credit carryforwards for federal income tax purposes expiring at various dates through 2011.

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

10.  Segment, Geographic and Major Customer Information

The Company operates principally in two industry segments; the design, manufacture sale and service of medical devices and related equipment, and the performance of services in the skin care/health spa industry.

Geographic data

Geographic information for fiscal 1997, 1996 and 1995 is as follows (in thousands):

                                         1997       1996      1995
                                       ---------  --------  --------
Revenue:
   United States                        $25,185   $20,886   $20,376
   Intercompany                           6,303     6,043     4,537
                                        -------   -------   -------
                                         31,488    26,929    24,913
   Europe                                   818       296         -
   Japan                                  9,502     9,527     7,867
                                        -------   -------   -------
                                         41,808    36,456    32,780
   Elimination                           (6,303)   (6,043)   (4,537)
                                        -------   -------   -------
                                        $35,505   $30,413   $28,243
                                        =======   =======   =======

 Operating income(loss):
   United States                        $   (12)  $   833   $(2,472)
   Europe                                    86       (67)       (7)
   Japan                                    616     1,006       781
   Elimination                               (3)      117        95
                                        -------   -------   -------
                                          $ 687   $ 1,889   $(1,603)
                                        =======   =======   =======
Line of Business Data

Revenue
  Product sales and service             $33,262   $28,264   $26,466
  Skin care/health spa services           2,243     2,149     1,777
                                        -------   -------   -------
  Total Revenue                         $35,505   $30,413   $28,243
                                        =======   =======   =======

Operating income(loss)
  Product sales and service             $ 4,073   $ 2,583   $(1,638)
  Skin care/health spa services          (3,386)     (694)       35
                                        -------   -------   -------
  Total operating income(loss)          $   687   $ 1,889   $(1,603)
                                        =======   =======   =======

Geographic identification of assets
 United States                          $27,139   $17,135   $14,270
 Europe                                     852       532       468
 Japan                                    5,901     5,401     5,744
 Elimination                             (9,055)   (3,734)   (3,650)
                                        -------   -------   -------
                                        $24,837   $19,334   $16,832
                                        =======   =======   =======

United States revenue includes export sales to unaffiliated companies located principally in Western Europe, the Middle East, and in the Asia-Pacific region, which approximated $ 8,188,000, $6,245,000 and $5,905,000 for fiscal 1997, 1996 and 1995, respectively.

11.  Employee Benefit Plans

The Company offers a savings plan which allows eligible U.S. employees to make tax-deferred contributions, a portion of which are matched by the Company. Company contributions vest ratably with three years of employment and amounted to $84,000, $57,000 and $68,000 in fiscal 1997, 1996 and 1995, respectively.

                                  SCHEDULE II

                              CANDELA CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
       For the years ended June 28, 1997, June 29, 1996 and July 1, 1995


COLUMN A                                                                 COLUMN B   COLUMN C    COLUMN D    COLUMN E
                                                                        Balance at Additions  Deductions  Balance at
                                                                        Beginning  Charged to    from        End of
Description                                                             of Period    Income     Reserves     Period
                                                                        ----------  ---------  ----------  ----------

   Reserves deducted from assets to which they apply (in thousands):

   Allowance for doubtful accounts:

     Year ended June 28, 1997                                                 $305        $42        $150        $197
                                                                        ==========  =========  ==========  ==========

     Year ended June 29, 1996                                                 $361        $36        $ 92        $305
                                                                        ==========  =========  ==========  ==========

     Year ended July 1, 1995                                                  $445        $ -        $ 84        $361
                                                                        ==========  =========  ==========  ==========


EXHIBIT INDEX

Page

21    Subsidiaries of the Company                                       26

23    Consent of Independent Accountants
          (Coopers & Lybrand L.L.P.)                                    27

27    Financial Data Schedule                                           28
