Form 10-K/A
period 1997-06-28
CANDELA CORP /DE/
filed 1997-10-23
CIK 793279

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

    For the fiscal year ended June 28, 1997
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

    For the transition period from       to       .
                                   -----    ------

                         Commission file number 0-14742

                              CANDELA CORPORATION
                              -------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                         04-2477008
              --------                                         ----------
      (State or other jurisdiction                          (I.R.S.  employer
    of incorporation or organization)                      identification no.)

          530 Boston Post Road
         Wayland, Massachusetts                                   01778
         ----------------------                                   -----
(Address of principal executive offices)                        (Zip code)


      Registrant's telephone number, including area code:  (508) 358-7400
                                                           --------------

       Securities registered pursuant to Section 12(b) of the Act:  None
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

                         Common Stock Purchase Warrants
                         ------------------------------
                                (Title of Class)

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

                               YES   X   NO
                                    ---      ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of October 13, 1997 (computed based on the closing price of $7.125 of such stock on The Nasdaq National Market on October 13, 1997) was $19,909,608.

As of October 13, 1997, 5,433,665 shares of the registrants Common Stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

          The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K as set forth on the pages attached hereto:

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     NAME                         AGE  POSITION
     ----                         ---  --------
     Gerard E. Puorro              50  President, Chief Executive Officer and
                                       Director
     Kennth D. Roberts             64  Chairman of the Board of Directors
     Theodore G. Johnson           65  Director
     Douglas W. Scott              51  Director
     Richard J. Cleveland, M.D.    65  Director
     Robert E. Dornbush            50  Director

     Mr. Puorro was appointed a Director of the Company in September 1991. Mr. Puorro has been President and Chief Executive Officer of the Company since April 1993. From April 1989 until April 1993, Mr. Puorro was Senior Vice President and Chief Financial Officer of the Company. Mr. Puorro was elected Treasurer in April 1991 and Chief Operating Officer in December 1992. Prior to joining the Company and since 1982, he was Vice President and Controller at Massachusetts Computer Corporation, a manufacturer of micro-supercomputers.

     Mr. Roberts has been a Director of the Company since August 1989 and Chairman of the Board of Directors since November 1991. From November 1992 to June 1995, Mr. Roberts was employed on a part-time basis as Vice President and Chief Financial Officer of Foster Miller, Inc., an engineering services company. Since December 1988, he has been an independent management consultant. From July 1986 to December 1988, Mr. Roberts was Vice President, Treasurer and Chief Financial Officer of Massachusetts Computer Corporation, a manufacturer of micro-supercomputers. Prior to that time and for many years, he was Senior Vice President and Treasurer of Dynatech Corporation, a provider of diversified high technology products and services.

     Mr. Johnson has been a Director of the Company since February 1988. From 1983 until 1991, he managed his own venture capital and consulting business, Prelude Management, Inc. Since that time, he has been an active venture investor and director of a number of companies. Prior to that and for twenty-five years, he was a Vice President at Digital Equipment Company. Mr. Johnson is currently a Director of Kronos, Inc., Gensym, Inc., and a number of private companies including Enrollment Collaborative, Inc., a computer-based college application service.

     Mr. Scott has been a Director of the Company since September 1991. Since 1985, Mr. Scott has been a partner with Phildius, Kenyon & Scott, a health care consulting and investment firm. Mr. Scott is currently President, Chief Operating Officer, and a Director of Avitar, Inc., a publicly held health care company. Mr. Scott also served as Chief Executive Officer of Avitar from December 1989 through April 1991.

     Dr. Cleveland was appointed a Director of the Company in April 1994. He has been Professor of Surgery at Tufts University School of Medicine since 1972. In 1986, he was appointed the Andrews Professor of Surgery at the same institution. From 1975 to 1993, Dr. Cleveland was Chairman of the Department of Surgery and Surgeon-in-Chief at the New England Medical Center and a member of the staff of several hospitals in the Boston area. He is presently Secretary-Treasurer of the American Board of Thoracic Surgery and has held numerous positions in a variety of other professional associations.

     Mr. Dornbush was appointed a Director of the Company in January 1995. He has been a principal in Co-Development International, a health care consulting firm, since 1992. In that capacity, he served as a materials management consultant for Kaiser Permanente from 1994 through 1995. Prior to that time, Mr. Dornbush was President of UNIT Consulting Group. From 1978 through 1991, Mr. Dornbush held the positions of President and Chief Executive Officer at Itel Distribution Systems, Inc. and The Dornbush Group, Inc. Mr. Dornbush also is currently a partner in five real estate entities: Pratezk Partners, Double M Investments, Dom Associates, Westside Development and Lewis, Wolcott and Dornbush Real Estate, Inc.

     Information regarding the Company's executive officers is contained in Part I of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on September 19, 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Each of William B. Kelley, Vice President, North American Sales and Service for the Company, Richard J. Olsen, Senior Vice President for the Company and Mr. Scott failed to timely file a Statement of Beneficial Ownership of Securities on Form 4 for a single transaction. Each of Messrs. Cleveland, Dornbush, Roberts, Scott and Johnson failed to timely file an Annual Statement of Beneficial Ownership of Securities on Form 5 for two transactions. Each of Jay Caplan, Vice President, Operations for the Company, James C. Hsia, Senior Vice President, Research for the Company, Mr. Puorro and Robert Wilber, Vice President, Service for the Company, failed to timely file an Annual Statement of Beneficial Ownership of Securities on Form 5 for a single transaction. The foregoing information is based solely on the Company's review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 4 or 5 were required to be filed.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Directors who are not employees of the Company receive a fee of $750 per meeting of the Board of Directors or committee meeting thereof if held separately. Directors are also reimbursed for out-of-pocket expenses incurred in connection with the performance of their duties as a director.

     On May 10, 1990, the Board of Directors of the Company adopted the 1990 Non-Employee Director Plan, which was approved by the Company's shareholders on November 13, 1990. The 1990 Non-Employee Director Plan provides for the issuance of options for the purchase of up to 60,000 shares of the Company's Common Stock. Under this plan, each member of the Company's Board of Directors who is neither an employee nor officer of the Company receives a one-time grant of an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. The options generally become exercisable in equal amounts over a period of four years from the date of grant, expire seven years after the date of grant and are nontransferable. Including cancellations, options for the purchase of 66,500 shares have been granted at a range of exercise prices from $3.25 to $14.50 per share. Upon shareholder approval of the 1993 Non-Employee Director Stock Option Plan, the Board of Directors terminated the granting of options under the 1990 Non-Employee Director Stock Option Plan.

     On June 2, 1993, the Board of Directors of the Company adopted the 1993 Non-Employee Director Stock Option Plan, which was approved by the Company's shareholders on November 18, 1993. The 1993 Non-Employee Director Plan provides for the issuance of options for the purchase of up to 80,000 shares of the Company's Common Stock. Under this Plan, each member of the Company's Board of Directors who is neither an employee nor an officer of the Company receives a onetime grant of an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. The options generally become exercisable in equal amounts over a period of two years from the date of grant, expire ten years after the date of grant and are nontransferable. To date, options for the purchase of 60,000 shares have been granted at exercise prices ranging from $1.50 to $3.25 per share.

  On December 24, 1996, Dr. Cleveland, a director of the Company, was granted non-statutory options to purchase 20,000 shares of the common stock of Candela Skin Care Centers, Inc., a subsidiary of the Company, at an exercise price of $1.00. These non-statutory options were granted pursuant to the terms of the Candela Skin Care Centers, Inc. 1996 Incentive and Non-Statutory Stock Option Plan, have a term of 10 years from the date of grant and become exercisable over a four-year period.

  In fiscal 1997, Mr. Roberts, Chairman of the Board of Directors of the Company, received compensation in the amount of $3,147 from the Company for services provided to the Company pursuant to a Consulting Agreement dated June 10, 1996.

  In fiscal 1997, Dr. Cleveland, a director of the Company, received compensation in the amount of $32,697 from Candela Skin Care Centers, Inc. for services provided to the Company pursuant to a Consulting Agreement dated June 10, 1996.

EXECUTIVE COMPENSATION

  The following table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered to the Company, in all capacities, for the year ended June 28, 1997 by its Chief Executive Officer (the "CEO") and the four other most highly paid executive officers of the Company, in each case whose total salary and bonus exceeded $100,000 during the year ended June 28, 1997 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                ANNUAL COMPENSATION(1)                COMPENSATION
                                        -------------------------------------------------------------
                                 FISCAL                        OTHER ANNUAL             AWARDS(2)            ALL OTHER
 NAME AND PRINCIPAL POSITION      YEAR     SALARY($)          COMPENSATION($)        OPTIONS/SARS(#)       COMPENSATION($)
---------------------------------------------------------------------------------------------------------------------------
Gerard E. Puorro...............   1997      209,792               15,000(3)            100,000                3,046(5)
  Chief Executive Officer,        1996      207,615               15,000(3)             50,000(4)             2,376(5)
  President and Director          1995      205,085               43,125(3)            100,000                2,590(5)

James C. Hsia, Ph.D. ..........   1997      141,686                   --                20,000                2,935(6)
  Senior Vice President,          1996      131,019                   --                40,000                2,470(6)
  Research                        1995      127,453                   --                     0                2,673(6)

Kenji Shimizu..................   1997      152,098                   --                     0                2,491(7)
  Executive Vice President        1996      145,720                   --                     0                  174(7)
                                  1995      135,011                   --                25,000                  188(7)

William B. Kelley..............   1997      156,988                   --                25,000                2,401(8)
  Vice President, North           1996      135,520                   --                     0                1,934(8)
  American Sales and Service      1995      135,408                   --                20,000                2,119(8)

Richard J. Olsen...............   1997      135,583                   --                     0                1,688(9)
  Senior Vice President           1996      124,377                   --                90,000(4)             1,669(9)
                                  1995      116,384                   --                20,000                2,028(9)

---------------------
(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported for the named executive officer.
(2) The Company did not grant any restricted stock awards or stock appreciation rights ("SARs") or make any long-term incentive plan pay-outs during the fiscal years ended June 28, 1997, June 29, 1996 or July 1, 1995.

(3) For fiscal 1997, 1996 and 1995, includes $15,000, $15,000 and $43,125 of debt forgiveness, respectively.
(4) Options for the purchase of shares in Candela Skin Care Centers, Inc., a subsidiary of the Company.
(5) For fiscal 1997, includes $2,320 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $726 in life insurance premiums paid by the Company for the benefit of Mr. Puorro. For fiscal 1996, includes $1,717 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $659 in life insurance premiums paid by the Company for the benefit of Mr. Puorro. For fiscal 1995, includes $1,816 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $714 in life insurance premiums paid by the Company for the benefit of Mr. Puorro.
(6) For fiscal 1997, includes $2,175 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $760 in life insurance premiums paid by the Company for the benefit of Dr. Hsia. For fiscal 1996, includes $1,773 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $697 in life insurance premiums paid by the Company for the benefit of Dr. Hsia. For fiscal 1995, includes $1,912 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $761 in life insurance premiums paid by the Company for the benefit of Dr. Hsia.
(7) For fiscal 1997, includes $2,292 in matching contributions by the Company pursuant to the Company's 401(k) Plan. For fiscal 1997, 1996 and 1995, includes $199, $174 and $188, respectively, in life insurance premiums paid by the Company for the benefit of Mr. Shimizu.
(8) For fiscal 1997, includes $2,291 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $110 in life insurance premiums paid by the Company for the benefit of Mr. Kelley. For fiscal 1996, includes $1,837 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $97 in life insurance premiums paid by the Company for the benefit of Mr. Kelley. For fiscal 1995, includes $2,012 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $107 in life insurance premiums paid by the Company for the benefit of Mr. Kelley.
(9) For fiscal 1997, includes $1,013 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $675 in life insurance premiums paid by the Company for the benefit of Mr. Olsen. For fiscal 1996, includes $1,072 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $597 in life insurance premiums paid by the Company for the benefit of Mr. Olsen. For fiscal 1995, includes $1,182 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $846 in life insurance premiums paid by the Company for the benefit of Mr. Olsen.

                     OPTION GRANTS IN THE LAST FISCAL YEAR

     The following table sets forth grants of stock options pursuant to the Company's 1989 Stock Plan during the fiscal year ended June 28, 1997 to the Named Executive Officers listed in the Summary Compensation Table above.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                                 POTENTIAL
                                                                                                             REALIZABLE VALUE
                                                                                                                AT ASSUMED
                                                                                                              ANNUAL RATES OF
                                                                                                                STOCK PRICE
                                                                                                              APPRECIATION FOR
                                                       INDIVIDUAL GRANTS                                         OPTIONS(1)
                           -------------------------------------------------------------------------   ---------------------------
                                                      PERCENT OF
       NAME                                             TOTAL
                                                       OPTIONS/
                                                      GRANTED TO        EXERCISE
                                    OPTION            EMPLOYEES          OF BASE           EXPIR-
                                    GRANTED           IN FISCAL           PRICE            ATION
                                      (#)                YEAR           ($/SHARE)           DATE             5%             10%
------------------------   -------------------------------------------------------------------------   ---------------------------
Gerard E. Puorro........           100,000(2)          46.51%              7.50            8/9/06         471,671        1,195,307
James C. Hsia, Ph.D. ...            20,000(2)           9.30%              7.50            8/9/06          94,334          239,061
Kenji Shimizu...........                 0                --                 --                --              --               --
William B. Kelley.......            25,000(2)          11.63%              7.50            8/9/06         117,918          298,827
Richard J. Olsen........                 0                --                 --                --              --               --
----------------

(1) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Company's Common Stock, as the case may be, over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.
(2) These options were granted on August 9, 1996, have a term of ten years from the date of grant, become exercisable over a four year period and qualify as incentive stock options under Section 422 of the Internal Revenue Code.

OPTION EXERCISES AND FISCAL YEAR END VALUES

      The following table sets forth information with respect to options to purchase (1) the Company's Common Stock granted under the 1987 Stock Option Plan and 1989 Stock Plan, and (2) shares of the Company's subsidiary, Candela Skin Care Centers, Inc. including (i) the number of shares purchased upon exercise of options in the most recent fiscal year, (ii) the net value realized upon such exercise, (iii) the number of unexercised options outstanding at June 28, 1997, and (iv) the value of such unexercised options at June 28, 1997:

             AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                          JUNE 28, 1997 OPTION VALUES

                                                                            NUMBER OF                    VALUE OF UNEXERCISED
                                                                       UNEXERCISED OPTIONS               IN-THE-MONEY OPTIONS
                                                                       AT JUNE 28, 1997 (#)             AT JUNE 28, 1997 ($)(2)
                                                           -----------------------------------------------------------------------
                                SHARES          VALUE
                               ACQUIRED       REALIZED              EXERCIS-         UNEXERCIS-        EXERCIS-       UNEXERCIS-
NAME                         ON EXERCISE       ($)(1)                 ABLE              ABLE             ABLE            ABLE
                                  (#)
----------------------------------------------------------------------------------------------------------------------------------
Gerard E. Puorro ........           0               0               155,000          125,000           410,625         175,000
                                    0               0                37,500(3)        12,500(3)             --(4)           --(4)
James C. Hsia, Ph.D. ....           0               0                80,546           31,250           108,472               0
Kenji Shimizu ...........           0               0                31,250           12,500            93,750          43,750
William B. Kelley .......       1,500           8,250                49,214           35,000           146,074          35,000
Richard J. Olsen ........           0               0                43,939           10,000           128,472          35,000
                                    0               0                45,000(3)        45,000(3)             --(4)           --(4)

--------------------
(1) Named Executive Officers will receive cash only if and when they sell the securities issued upon exercise of the options and the amount of cash received by such individuals is dependent on the value of such securities at the time of such sale, if any.
(2) Value is based on the difference between option grant price and the fair market value at 1997 fiscal year end ($6.25 per share as quoted on the Nasdaq Stock Market at the close of trading on June 27, 1997) multiplied by the number of shares underlying the option.
(3) These options are for the purchase of shares of Candela Skin Care Centers, Inc., a subsidiary of the Company.
(4) Value of options to purchase shares of Candela Skin Care Centers, Inc. cannot be determined due to the lack of a public market. At the time of grant, the board of directors of Candela Skin Care Centers, Inc. determined that the exercise price of $1.00 was not less than the fair market value of shares of Candela Skin Care Centers, Inc.

EMPLOYMENT CONTRACTS

      The Company has a severance agreement with each of Messrs. Puorro, Hsia, Shimizu, Kelley and Olsen. Under the Company's agreements with Messrs. Puorro, Hsia, Shimizu, Kelley and Olsen, each of them is entitled to continue to receive from the Company their respective base annual salary over 12 months in the event that their services for the Company are terminated for any reason except resignation. Under the Company's agreement with Mr. Puorro, he is entitled to receive 18 months of severance in the event that there is a change in control of the Company as defined by the agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of October 17, 1997 by (i) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock, (ii) each director or nominee to become a director of the Company, (iii) each executive officer identified in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group:

                                           AMOUNT OF BENEFICIAL OWNERSHIP(1)
                                           ---------------------------------

        NUMBER AND ADDRESS OF            NUMBER OF SHARES    PERCENT OF SHARES
          BENEFICIALLY OWNED            BENEFICIALLY OWNED  BENEFICIALLY OWNED
------------------------------------------------------------------------------
Gerard E. Puorro(2) ..................         207,706             3.7%

Theodore G. Johnson(3) ...............          73,349             1.3%

Kenneth D. Roberts(4) ................          26,500             *

Douglas W. Scott(5) ..................          26,250             *

Richard J. Cleveland, M.D.(6) ........          17,000             *

Robert E. Dornbush(7) ................         305,335             5.6%

James C. Hsia(8) .....................         120,718             2.2%

Kenji Shimizu(9) .....................          40,000             *

William B. Kelley(10) ................          60,989             1.1%

Richard J. Olsen(11) .................          74,805             1.4%

Singatronics Asset Holdings Private
  Limited(12) ........................         870,146            16.0%
  506 Chai Chee Lane
  Singapore 469026

William D. Witter, Inc.(13) ..........       1,340,233            24.7%
  153 East 53rd Street
  New York, NY 10022

All Directors and Executive
  Officers as a Group (13 Persons)(14)         991,429            16.5%

--------------------

*   Represents less than 1% of the Company's outstanding Common Stock.
(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Pursuant to the rules of the Securities and Exchange Commission the number of shares of Common Stock deemed outstanding includes, for each person or group referred to in the table, shares issuable pursuant to options held by the respective person or group which may be exercised within 60 days after October 17, 1997.

(2) Includes 205,000 shares issuable pursuant to stock options exercisable within the 60 day period following October 17, 1997.
(3) Includes 20,500 shares issuable pursuant to stock options exercisable within the 60 day period following October 17, 1997.
(4) Includes 22,500 shares issuable pursuant to stock options exercisable within the 60 day period following October 17, 1997. Excludes 3,000 shares held by a trust for the benefit of one of Mr. Roberts' children as to which Mr. Roberts disclaims beneficial ownership.
(5) Includes 25,000 shares issuable pursuant to stock options exercisable within the 60 day period following October 17, 1997.
(6) Includes 15,000 shares issuable pursuant to stock options exercisable within the 60 day period following October 17, 1997.
(7) Includes 15,000 shares issuable pursuant to stock options exercisable within the 60 day period following October 17, 1997 and warrants to purchase 2,000 shares of Common Stock. Excludes 119,885 shares held by Kenan Greg Loomis which, by virtue of their expectation that they are likely to act in concert with respect to future transactions in the Company's securities, each of Messrs. Dornbush and Loomis may be deemed to own beneficially. However, each of Messrs. Dornbush and Loomis disclaims voting power and investment power over the securities of the Company owned by the other. Information based on Amendment No. 2 to Schedule 13D, dated September 9, 1992, and Amendment No. 6 to Schedule 13D, dated December 22, 1994 filed with the Securities and Exchange Commission.
(8) Includes 85,546 shares issuable pursuant to stock options exercisable within the 60 day period following October 17, 1997.
(9) Includes 37,500 shares issuable pursuant to stock options exercisable within the 60 day period following October 17, 1997.
(10) Includes 60,464 shares issuable pursuant to stock options exercisable within the 60 day period following October 17, 1997.
(11) Includes 48,939 shares issuable pursuant to stock options exercisable within the 60 day period following October 17, 1997.
(12) Includes warrants to purchase 39,142 shares of Common Stock. Information based on Amendment No. 3 to Schedule 13D, dated June 9, 1992 filed with the Securities and Exchange Commission.
(13) Information based on Amendment No. 2 to Schedule 13G which was filed with the Securities and Exchange Commission on September 12, 1995, Amendment No. 4 to Schedule 13G filed on February 16, 1996, Amendment No. 5 to Schedule 13G filed on June 21, 1996 and Amendment No. 6 to Schedule 13G filed September 19, 1997.
(14) Includes 562,474 shares subject to stock options exercisable within the 60 day period following October 17, 1997. Also includes warrants to purchase 2,000 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of October, 1997.

                                     CANDELA CORPORATION


                                     By:  /s/ Gerard E. Puorro
                                         ---------------------
                                         Gerard E. Puorro
                                         President and Chief Executive Officer