Form 10-Q
period 1997-09-27
CANDELA CORP /DE/
filed 1997-11-12
CIK 793279

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q



   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
   For the quarter ended September 27, 1997.


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
Yes  X      No
   -----      -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               Class                        Outstanding at November 4, 1997
          ---------------                   -------------------------------


   Common Stock, $.01 par value                        5,433,665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CANDELA CORPORATION

                                     INDEX



                                                          Page(s)
                                                          -------

Part I.  Financial Information:

         Item 1.  Condensed Consolidated Balance Sheets      3

                  Consolidated Statements of Operations      4

                  Consolidated Statements of Cash Flows      5

                  Notes to Consolidated Financial
                   Statements                                6-7

         Item 2.  Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                 8-13


Part II. Other Information:

         Item 6.  Exhibits and Reports on Form 8-K           14

         Exhibit Index                                       16

                  Exhibit 11    Computation of Earnings
                                 Per Share                   17

                  Exhibit 27.1  Financial Data Schedule      18

                              CANDELA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)




                                                     September 27,          June 28,
                                                        1997                  1997
                                                    (unaudited)
ASSETS
---------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                         $ 2,196               $ 2,674
    Accounts receivable(net)                            5,872                 8,848
    Notes receivable                                    1,478                 1,284
    Inventory                                           7,538                 6,776
    Other current assets                                  510                   522
---------------------------------------------------------------------------------------------
        Total current assets                           17,594                20,104
=============================================================================================
Property and equipment, net                             3,470                 3,523
Other assets                                            1,090                 1,210
---------------------------------------------------------------------------------------------
                Total Assets                          $22,154               $24,837
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
Current liabilities:
    Current portion of long-term debt                 $ 2,315               $ 1,827
    Deferred income                                     1,843                 2,071
    Accounts payable                                    4,152                 5,879
    Accrued payroll and related expenses                  728                   833
    Accrued warranty costs                              1,280                 1,338
    Income taxes payable                                  374                   516
    Other accrued liabilities                             811                   608
---------------------------------------------------------------------------------------------
          Total current liabilities                    11,503                13,072
---------------------------------------------------------------------------------------------
Long-term debt                                          1,397                 1,519
---------------------------------------------------------------------------------------------
Stockholders' equity:
    Common stock                                           54                    54
    Additional paid-in capital                         17,259                17,223
    Retained deficit                                   (7,737)               (6,885)
    Accumulated translation adjustment                   (322)                 (146)
---------------------------------------------------------------------------------------------
          Total stockholders' equity                    9,254                10,246
---------------------------------------------------------------------------------------------
                Total Liabilities and
                 Stockholders' Equity                 $22,154               $24,837
=============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                             CANDELA CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                        For the three months ended:
                                                    September 27,          September 28,
                                                         1997                  1996
                                                                 (unaudited)
-----------------------------------------------------------------------------------------
Revenue                                                 $7,822                $7,639
Cost of sales                                            4,502                 3,885
-----------------------------------------------------------------------------------------
Gross profit                                             3,320                 3,754

Operating expenses:
    Research and development                               578                   573
    Selling, general and administrative                  3,394                 2,505
-----------------------------------------------------------------------------------------
       Total operating expenses                          3,972                 3,078
-----------------------------------------------------------------------------------------
Income (loss) from operations                             (652)                  676

Other income (expense):
    Interest income                                          8                    15
    Interest expense                                       (65)                  (17)
    Other                                                  (64)                   54
-----------------------------------------------------------------------------------------
        Total other income (expense)                      (121)                   52
-----------------------------------------------------------------------------------------
Income (loss) before income taxes                         (773)                  728
Provision for income taxes                                  78                   218
-----------------------------------------------------------------------------------------
Net income (loss)                                       $ (851)               $  510
=========================================================================================

Net income (loss) per share                             $(0.15)               $ 0.09
=========================================================================================

Weighted average number of common
and common equivalent shares outstanding                 5,546                 5,655

=========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                    For the three months ended:
                                                           September 27,                    September 28,
                                                               1997                            1996
                                                                           (unaudited)
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                        $  (851)                          $  510
    Adjustments to reconcile net income (loss)
      to net cash provided by (used for)
      operating activities:
      Depreciation and amortization                               202                             107
      Change in assets and liabilities:
      Accounts receivable                                       2,786                            (142)
      Notes receivable                                           (253)                          1,007
      Inventory                                                  (840)                            (88)
      Other current assets                                          6                            (115)
      Other assets                                                115                             (99)
      Accounts payable                                         (1,473)                           (740)
      Accrued payroll and related expenses                       (116)                            (26)
      Deferred income                                            (208)                           (227)
      Accrued warranty costs                                      (53)                            164
      Income taxes payable                                       (180)                            133
      Other accrued liabilities                                    95                            (187)
---------------------------------------------------------------------------------------------------------------------
         Total adjustments                                         81                            (213)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities             (770)                            297
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Proceeds from sale of equipment                                 0                              45
    Payment for additions to property and equipment               (59)                           (134)
---------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                            (59)                            (89)
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Payments of capital lease obligations                        (102)                            (39)
    Proceeds (payment) of long-term debt                          429                            (143)
    Proceeds from the issuance of common stock                     35                              34
---------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                            362                            (148)
---------------------------------------------------------------------------------------------------------------------

Accumulated translation adjustment                                (11)                            (82)
---------------------------------------------------------------------------------------------------------------------

Net decrease in cash and equivalents                             (478)                            (22)
---------------------------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                     2,674                           3,041
---------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                         $ 2,196                         $ 3,019
=====================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The accompanying financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1997, which should be read in conjunction with these statements. The financial information included herein, with the exception of the consolidated balance sheet at June 28, 1997, has not been audited. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three month period ended September 27, 1997, are not necessarily indicative of the results to be expected for the full year.

2. INVENTORY

   Inventory consists of the following (in thousands):

                                         September 27, 1997   June 28, 1997
                                         -------------------  -------------
                                            (unaudited)           /(1)/

       Raw materials                             $3,025          $2,429
       Work in process                            1,015           1,023
       Finished goods                             3,498           3,324
                                                 ------          ------
                                                 $7,538          $6,776
                                                 ======          ======

3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following (in thousands):


                                        September 27, 1997   June 28, 1997
                                        -------------------  -------------
                                           (unaudited)           /(1)/

       Leasehold improvements                   $2,016          $2,014
       Office furniture & equipment              1,069           1,064
       Laser systems                               483             483
       Equipment                                 4,407           4,271
                                                ------          ------
       Total                                     7,975           7,832

       Less accumulated depreciation
        and amortization                         4,505           4,309
                                                ------          ------
                                                $3,470          $3,523
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

   The Company continued to post positive operating results from its laser operation (the manufacture, sale and servicing of lasers) and continued the investment and expansion of its skin care centers through Candela Skin Care Centers, Inc. ("CSCC"), a wholly-owned subsidiary, while reducing the level of operating expenses incurred by CSCC. Based on the increasing significance of revenue and costs associated with the establishment and operation of the skin care centers in relation to the Company in total, the following discussion and analysis provides expanded discussion on both the laser operations and for the skin care centers in greater detail.

RESULTS OF OPERATIONS
---------------------

   Total revenue for the three months ended September 27, 1997 and September 28, 1996, are reflected in the following table:


($ in 000's)
                      1997     1996    Change
                     -------  -------  -------
Laser operations      $7,199   $7,104       1%
Skin care centers        623      535      16%
                      ------   ------

   Total              $7,822   $7,639       2%

   The increase in revenues for laser operations for the three months reflects a change in the mix of products shipped. During the first quarter there were significant increases in the number of units of the Dynamic Cooling Device(DCD) shipped compared to no shipments in the same quarter a year earlier. The increase in units was offset by the lower selling price of the DCD, when combined with other product shipped, resulted in a 1% increase in revenues over the prior year. Revenues for the skin care centers reflect increases from services provided at the new center in Scottsdale, AZ, opened in February 1997, and from increased revenues generated by the skin care center in Boston, MA. Losses during the period for CSCC are mainly the result of continued efforts to increase retail traffic at the new centers.

   Gross profits were 43% for the three months ended September 27, 1997, compared to gross profits of 49% for the same period a year earlier. The decline in gross profit for the three month period is the result of a change in mix of product shipped in addition to an increase in costs, principally labor, associated with the operation of the Scottsdale skin care center.

   Research and development spending is associated with laser operations and increased to $578,000 from $573,000 for the three months ended September 27, 1997. These amounts reflect an increase of 1% over the same three month period a year earlier.

                             CANDELA CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

   Selling, general and administrative expenses increased 35% for the three month period ending September 27, 1997, compared to the same period one year earlier, reflecting increases from both the laser operations and skin care centers. The increase in laser operations expenses of $362,000 for the three month period ended September 27, 1997, are the result of increased spending for marketing new laser products and expansion of staffing in the sales and administrative areas. Skin care center expenses during the three month period increased $527,000 over the same period a year earlier due to spending associated with the new skin care centers that was not included in the prior year results.

   Loss from operations of $(652,138) for the three month period ended September 27, 1997, compared to a profit from operations of $675,302 for the same period one year earlier, reflect increased expenses associated with the skin care centers offset in part by profits from operations from the Laser operations.

   Other income and expense for the three month period ended September 27, 1997, reflects an increase of $173,000 compared to the same period a year earlier. This change reflects an increase in interest expense of $52,000 and a decrease in other expenses of $121,000, primarily the result of foreign currency transactions.

   The provision for income taxes includes an adjustment in the quarter ended September 27, 1997, to reflect the expected annualized tax rate based on projected earnings for the Company in both domestic and foreign operations. The provision for income taxes for the three months ended September 27, 1997, reflects the utilization of a portion of the Company's domestic net operating loss carryforwards and tax provided in Japan at a 55% tax rate yielding an overall effective tax rate of 10%.

                              CANDELA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   Cash and equivalents at September 27, 1997, decreased by $478,000 to $2,196,000 from $2,674,000 at June 28, 1997. Major factors impacting this change include payment for additions to property and equipment for the skin care centers, payment of capital lease obligations, long-term debt, and the use of cash for operating activities of $770,000.

   The Company opened a LaserSpa(TM) in Scottsdale, AZ, in February 1997 and in Boston, MA in April 1997. In May 1997, a laser skin care treatment center was opened in Cairo, Egypt, with Candela Skin Care Centers, Inc. maintaining 51% ownership in a joint-venture with local Egyptian investors. Equipment leasing has provided a portion of the funds used by the Company for the initial capital investment costs for these facilities.

   In support of the continued growth of CSCC and its laser production operations, the Company obtained a renewable $3,500,000 Line of Credit with a major bank during fiscal 1997. The Line of Credit bears interest at 1/2% over the bank's prime lending rate and is secured by total domestic and international accounts receivable and inventory and a pledge of the stock of CSCC. At September 27, 1997, the Company had utilized $1,500,000 of the Line of Credit. At September 27, 1997, the Company was in compliance with all of the loan covenants of the Line of Credit. Also, the Company's Japanese subsidiary borrowed funds to be used for payment of purchases made from the parent corporation. At September 27, 1997, the value of this liability is $736,000, converted at the quarter-end exchange rate. The Company's remaining short-term and long-term debt is comprised of capital lease obligations, which were $355,000 and $1,122,000, respectively, at September 27, 1997, compared to $156,000 and $317,000 for the same period a year earlier.

   Other private sector sources of cash are being pursued in addition to the above, however, there can be no assurance that such funding will be available on terms acceptable to the Company, or at all.

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

   VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the timing of product sales, the timing of expenditures in anticipation of future product orders, the introduction and market acceptance of new products, effectiveness in managing manufacturing processes, changes in cost and availability of labor and product components, order cancellations, the budgetary cycles of its customers, the timing of regulatory approvals and the opening of new LaserSpas(TM) by CSCC. The Company's ability to accurately forecast future revenues and income for any period is necessarily limited, and any forward-looking information provided from time to time by the Company represents only management's then-best current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

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



Item 6 Exhibits and Reports on Form 8-K

       (a) Exhibits

           Exhibit 11, Computation of Earnings Per Share.

           Exhibit 27.1, Financial Data Schedule, page 16.

       (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended September 27, 1997.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CANDELA CORPORATION
                               Registrant



Date: November 10, 1997        /s/ Gerard E. Puorro
      -----------------        ------------------------------------
                               Gerard E. Puorro
                               (President, Chief Executive Officer)



Date: November 10, 1997        /s/ F. Paul Broyer
      -----------------        ------------------------------------
                               F. Paul Broyer
                               (Vice President, Treasurer and
                               Chief Financial Officer)

                                 EXHIBIT INDEX



                                                   Page Number
                                                   -----------


   11        Computation of Earnings Per Share         17

   27.1      Financial Data Schedule                   18