Form 10-Q
period 1997-12-27
CANDELA CORP /DE/
filed 1998-02-09
CIK 793279

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _______________________
                                   FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended December 27, 1997.

                        Commission file number 0-14742
                              CANDELA CORPORATION
            (Exact name of registrant as specified in its charter)


               Delaware                                    04-2477008
    (State or other jurisdiction No.)            (I.R.S. Employer Identification
    of incorporation or organization)


530 Boston Post Road, Wayland, Massachusetts                  01778
   (Address of principal executive offices)                 (Zip code)


      Registrant's telephone number, including area code:  (508) 358-7400

                            _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]      No  [_]




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Class                           Outstanding at February 5, 1998
         ---------------                     -------------------------------
   Common Stock, $.01 par value                        5,435,679

================================================================================

                              CANDELA CORPORATION
                                     INDEX

                                                     Page(s)
                                                     -------
Part I.  Financial Information:

    Item 1.  Consolidated Balance Sheets                3

             Consolidated Statements of Operations      4

             Consolidated Statements of Cash Flows      5

             Notes to Consolidated Financial
               Statements                              6-7


    Item 2.  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations               8-14


Part II.  Other Information:

    Item 6.  Exhibits and Reports on Form 8-K           15

             Exhibit 27.1   Financial Data Schedule     17


                              CANDELA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                             December 27,          June 28,
                                                1997                 1997
ASSETS                                       (unaudited)
----------------------------------------------------------------------------
Current assets:
    Cash and equivalents                     $  1,727                $ 2,674
    Accounts receivable                         5,228                  8,848
    Notes receivable                            1,345                  1,284
    Inventory                                   7,550                  6,776
    Other current assets                          486                    522
----------------------------------------------------------------------------
          Total current assets                 16,336                 20,104
----------------------------------------------------------------------------
Property and equipment, net                     3,380                  3,523
Other assets                                      863                  1,210
----------------------------------------------------------------------------
                   Total Assets               $20,579                $24,837
============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------
Current liabilities:
    Lines of credit and short-term notes     $  2,321                $ 1,488
    Current portion of long-term debt             345                    339
    Deferred income                             1,743                  2,071
    Accounts payable                            4,149                  5,879
    Accrued payroll and related expenses          739                    833
    Accrued warranty costs                      1,239                  1,338
    Income taxes payable                          358                    516
    Other accrued liabilities                   1,154                    608
    Reserve for restructuring costs             2,609                      0
----------------------------------------------------------------------------
          Total current liabilities            14,657                 13,072
----------------------------------------------------------------------------
Long-term debt                                  1,227                  1,519
----------------------------------------------------------------------------
Stockholders' equity:
    Common stock                                   54                     54
    Additional paid-in capital                 17,300                 17,223
    Accumulated deficit                       (12,177)                (6,885)
    Cumulative translation adjustment            (482)                  (146)
----------------------------------------------------------------------------
          Total stockholders' equity            4,695                 10,246
----------------------------------------------------------------------------
                   Total Liabilities and
                    Stockholders' Equity      $20,579                $24,837
============================================================================




The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                              For the three months ended:           For the six months ended:
                                              December 27,   December 28,           December 27,  December 28,
                                                 1997            1996                   1997         1996
                                                     (unaudited)                            (unaudited)
--------------------------------------------------------------------------------------------------------------
Revenue                                        $ 8,522         $ 9,406               $16,345         $17,045
Cost of sales                                    4,824           4,750                 9,326           8,635
--------------------------------------------------------------------------------------------------------------
Gross profit                                     3,698           4,656                 7,019           8,410

Operating expenses:
     Research and development                      742             555                 1,320           1,127
     Selling, general and administrative         4,695           3,031                 8,090           5,537
     Restructuring costs                         2,609               0                 2,609               0
------------------------------------------------------------------------------------------------------------
         Total operating expenses                8,046           3,586                12,019           6,664
------------------------------------------------------------------------------------------------------------
(Loss) income from operations                   (4,348)          1,070                (5,000)          1,746

Other income (expense):
     Interest income                                 9              16                    17              31
     Interest expense                              (69)            (15)                 (135)            (31)
     Other                                         (33)            (20)                  (96)             33
------------------------------------------------------------------------------------------------------------
               Total other income (expense)        (93)            (19)                 (214)             33
------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes               (4,441)          1,051                 5,214           1,779
Provision for income taxes                           0             315                    78             534
------------------------------------------------------------------------------------------------------------
Net (loss) income                              $(4,441)         $  736               $(5,292)        $ 1,245
============================================================================================================
Basic earnings (loss) per share                $ (0.82)         $ 0.14               $ (0.97)        $  0.23

Diluted earnings (loss) per share              $ (0.78)         $ 0.13               $ (0.94)        $  0.22
============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                    For the six months ended:
                                                                  Dec 27,               Dec 28,
                                                                   1997                  1996
                                                                           (unaudited)
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:                           $ (5,292)               $ 1,245
    Net income (loss)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
      Depreciation and amortization                                  380                    235
      Provision for restructuring charges                          2,609
      Change in assets and liabilities:
         Accounts receivable                                       3,312                 (1,687)
         Notes receivable                                           (188)                 1,121
         Inventory                                                  (965)                   450
         Other current assets                                         18                   (360)
         Other assets                                                336                   (465)
         Accounts payable                                         (1,410)                   840
         Accrued payroll and related expenses                       (102)                   (27)
         Deferred income                                            (287)                  (163)
         Accrued warranty costs                                      (88)                   174
         Income taxes payable                                       (193)                   447
         Other accrued liabilities                                   569                   (407)
-------------------------------------------------------------------------------------------------
           Total adjustments                                       3,991                    158
-------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities              (1,301)                 1,403
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Proceeds from sale of equipment                                    0                     45
    Payment for additions to property
     and equipment                                                  (141)                  (889)
-------------------------------------------------------------------------------------------------
Net cash used for investing activities                              (141)                  (844)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Payments of capital lease obligations                           (198)                   (51)
    Issuance (payment) of long-term debt                             754                   (334)
    Proceeds from the issuance of common stock                        76                     85
-------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                 632                   (300)
-------------------------------------------------------------------------------------------------

Accumulated translation adjustment                                  (137)                  (152)
-------------------------------------------------------------------------------------------------

Net increase  (decrease) in cash and equivalents                    (947)                   107
-------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                        2,674                  3,041
-------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                            $ 1,727                $ 3,148
=================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The accompanying financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1997, which should be read in conjunction with these statements. The financial information included herein, with the exception of the consolidated balance sheet at June 28, 1997 has not been audited. However, in the opinion of Management, these consolidated financial statements include all necessary adjustments for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company's annual report on Form 10-K. The results for the three and six month periods ended December 27, 1997 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORY

   Inventory consists of the following (in thousands):



                          December 27, 1997   June 28, 1997
                          ------------------  -------------
                              (unaudited)        /(1)/
       Raw materials             $3,069          $2,429
       Work in process            1,177           1,023
       Finished goods             3,304           3,324
                                 ------          ------
                                 $7,550          $6,776
                                 ======          ======


3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following (in thousands):


                                    December 27, 1997   June 28, 1997
                                    -----------------   -------------
                                       (unaudited)          /(1)/
       Leasehold improvements          $ 2,092            $ 2,014
       Office furniture & equipment      1,070              1,064
       Laser systems                       483                483
       Equipment                         4,411              4,271
                                       -------            -------
       Total                             8,056              7,832

       Less accumulated depreciation
        and amortization                (4,676)            (4,309)
                                       -------            -------

                                       $ 3,380            $ 3,523
                                       =======            =======

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



                                  For the three months ended   For the six months ended
                                 ---------------------------  -------------------------
                                  December 27   December 28   December 27   December 28
                                      1997          1996          1997         1996
                                 -------------  ------------  ------------  -----------
NUMERATOR
---------
Net income(loss)                     $ (4,441)      $    736     $ (5,292)     $  1,245
                                     ========       ========     ========      ========
DENOMINATOR
-----------
BASIC EARNINGS PER SHARE
------------------------
Weighted average shares
    outstanding                         5,443          5,394        5,443         5,394
                                     --------       --------     --------      --------

   Earnings(loss) per share           $ (0.82)        $ 0.14      $ (0.97)       $ 0.23
                                     ========       ========     ========      ========

DILUTED EARNINGS PER SHARE
-------------------------------
   Weighted average shares
       outstanding                      5,443          5,394        5,443         5,394

   Dilutive options                       231            264          216           275
                                     --------       --------     --------      --------

   Adjusted weighted average
       shares outstanding               5,674          5,658        5,659         5,669
                                     --------       --------     --------      --------

   Earnings(loss) per share           $ (0.78)        $ 0.13      $ (0.94)       $ 0.22
                                     ========       ========     ========      ========

5. RESTRUCTURING COSTS AND OTHER CHARGES

   During the quarter ended December 27, 1997, the Company recorded restructuring charges of $2,609,000 resulting from management's decision to close the LaserSpa(TM) located in Scottsdale, Arizona. In addition, the Company recorded a charge of $550,000 against earnings principally for the purpose of covering accounts and notes receivable from one of Candela's distributors of medical devices.

                              CANDELA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW:
---------

   Candela Corporation develops, manufactures, and distributes innovative clinical solutions that enable physicians, surgeons and personal care practitioners to treat selected cosmetic and medical problems using lasers, cryosurgery and other proven technologies. In addition, the Company operates a Company-owned LaserSpa(TM) (a combination skin care center and spa).

   The Company has continued to accumulate losses from its wholly-owned subsidiary, Candela Skin Care Centers, Inc. ("CSCC"), which in turn has utilized significant cash reserves, while the laser operation (the manufacture, sale and servicing of lasers) continued to post positive operating trends. As a result of the continued losses from CSCC the Company has decided to close the Scottsdale LaserSpa.(TM) Based on this decision a charge of $2,609,000 was made against second quarter income to cover the cost of closing the Scottsdale facility. The Company continues to operate one LaserSpa(TM) located in Boston, Massachusetts. The following discussion and analysis is based on the increasing significance of revenue and costs associated with the operation of the skin care centers in relation to the Company in total, and reflects the impact of the additional charge on the results of operations stated herein.

RESULTS OF OPERATIONS
---------------------

   Total revenue for the three and six months ended December 27, 1997 was $8,522,000 and $16,345,000 respectively. For the three-month period ended December 27, 1997 revenue decreased 9% versus the same period a year earlier. For the six-month period ended December 27, 1997 revenue decreased 4% versus the same period last year. Compared to the same period a year earlier, the decrease for the three and six month periods reflects a lower level of shipments to a South Korean distributor and elsewhere in the Far East. Additionally, increased price pressure has resulted in a lower average selling price than in prior periods. Revenues for CSCC reflect a 20% increase resulting from a full period of operation for each spa location during the fiscal year 98 six-month period compared to partial operations in the same period a year earlier.


($ in 000's)
                     Revenue for the six-month period
                     --------------------------------
                        FY 98     FY 97    Change
                       --------  --------  -------
Laser operations        $14,986   $15,912    -5.8%
Skin care centers         1,359     1,133    19.9%
                        -------   -------

       Total            $16,345   $17,045    -4.1%


   Gross margins were 43% for both the three and six month periods ending December 27, 1997, compared to gross margins of 49% for the three and six month periods a year earlier. The decline in gross margin reflects lower volume of higher margin units and the impact of selling price pressures principally in the Far East.

   Research and development spending associated with laser operations increased to $742,000 and $1,320,000 for the three and six months ended December 27, 1997, respectively. These amounts reflect increases of 34% and 17% over the same three and six month periods the year before. Such increases are the result of the Company's development efforts on a number of new projects that will enhance the laser product lines.

   Selling, general and administrative expenses for the three and six month periods ending December 27, 1997 were $4,695,000 and $8,090,000, representing increases of 55% and 46%, respectively, versus the same period a year earlier. The increases in this area reflect a provision in uncollectible notes and accounts receivable during the quarter of $678,000, including a charge of $550,000 for accounts receivable from a distributor, and miscellaneous one-time charges for legal and consulting of $328,000. Additionally, the Company's entry into the skin care clinic market has accounted for an increase of $910,000 in expenses over the same period a year earlier.

   During the quarter ended December 27, 1997, a restructuring charge was made against income in the amount of $2,609,000. This charge represents the anticipated costs associated with closing the Scottsdale, Arizona, LaserSpa(TM), including costs of maintaining the facility, write-off of leasehold improvements, and a reserve against a loss upon liquidation of the equipment at the site.

   Loss from operations was $4,348,000 and $5,000,000, respectively, for the three and six months ended December 27, 1997. For the same periods one year earlier profit from operations was $1,070,000 and $1,746,000, respectively.

   Other income and expense for the three-month and six-month period ended December 27, 1997, reflected expenses of $93,000 and $214,000, respectively. The same periods a year earlier reflected expense of $19,000 for the second quarter and income for the six-month period of $33,000. This increase in expenses for the current year represents an increase in the level of interest expense resulting from the increased level of debt combined with losses resulting from foreign currency transactions.

   The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. Provision for income taxes for the six months ended December 27, 1997, reflects the utilization of a portion of the Company's domestic net operating loss carryforwards and minimum tax provisions calculated in Japan at a rate in excess of the U.S. statutory tax rate, yielding an effective tax rate of 30%.

                              CANDELA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   The Company has continued to utilize cash resources in the development of the LaserSpas.(TM) For the six months ending December 27, 1997, cash used for operating and investing activities totaled $1,442,000 which was partially offset by additional borrowing against a bank line of credit in the amount of $754,000. After giving consideration for payments against lease obligations, net cash provided by financing activities totaled $632,000.

   Cash and equivalents at December 27, 1997 decreased to $1,727,000 from $2,674,000 at June 28, 1997. Major factors impacting this change include payments for additions to property and equipment, payment of capital lease obligations, and the use of cash for operating activities of $1,301,000.

   After reassessing the future funding requirements of the Scottsdale, Arizona LaserSpa(TM), it was decided to close the facility in December 1997. The Company is attempting to sub-lease the facility and will liquidate any equipment that remains at the location. Equipment leasing has provided a portion of the funds used by the Company for the initial capital investment costs for this facility. The lease covering the equipment will be reduced to the extent that leased equipment is liquidated from the Scottsdale facility.

   CSCC's facility in Boston, Massachusetts, reopened as a LaserSpa(TM) in April 1997. That location, situated in one of Boston's best residential/commercial areas, with an established clientele, continues to conduct business as usual and is not expected to require a significant amount of cash resources in the future. Equipment leasing has provided a portion of the capital required to convert this facility to a combination skin care center and spa, the remainder of the required funding has been advanced from the parent company.

   In support of the Company's laser production operations and the development of CSCC's LaserSpa(TM) operations, the Company obtained a renewable $3,500,000 line of credit with a major bank during fiscal 1997. The line of credit bore interest at 1/2% over the bank's prime lending rate and is secured by total domestic and international accounts receivable and inventory and a pledge of the stock of CSCC. At December 27, 1997, the Company had utilized $1,950,000 of the line of credit at an interest rate of 9%.

   The Company was not in compliance with the financial covenants contained in the line of credit as of December 27, 1997, but such covenants have been waived by the bank. The line of credit expired by its terms on December 31, 1997, and is currently under review by the bank for potential renewal.

   The Company's Japanese subsidiary has borrowed funds to be used for payment of equipment purchases made from the parent corporation. At December 27, 1997, this liability is $562,000, converted at the quarter-end exchange rate. The Company's remaining short-term and long-term debt is comprised of capital lease obligations which were $2,666,000 and $1,227,000, respectively, at December 27, 1997, compared to $1,827,000 and $1,519,000, respectively, at June 28, 1997.

   The Company continues to pursue lines of credit from alternative sources and private sector sources of funds. There can be no assurance that such funding will be available on terms acceptable to the Company, or at all, and if external sources of financing do not become available, the Company's operations could be adversely impacted.

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

   VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the timing of product sales, the timing of expenditures in anticipation of future product orders, the introduction and market acceptance of new products, effectiveness in managing manufacturing processes, changes in cost and availability of labor and product components, order cancellations, the budgetary cycles of its customers, the timing of regulatory approvals and the cost of operating the LaserSpa(TM) owned by the Company's wholly-owned subsidiary, Candela Skin Care Centers, Inc. (CSCC). The Company's ability to accurately forecast future revenues and income for any period is necessarily limited, and any forward-looking information provided from time to time by the Company represents only management's then-best current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

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

                              CANDELA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. A significant portion of the Company's revenues are attributable to international operations and revenues from international operations are likely to continue to represent a significant portion of the Company's revenues in future periods. The Company's international business and financial performance may be adversely affected by a number of factors, including without limitation, fluctuations in exchange rates, tariffs and other trade barriers, adverse tax regulation, and adverse political and economic conditions. Adverse effect on the Company's international operations may have materially adverse effects on the Company's overall financial condition and operating results.

    BUSINESS STRATEGIC DEVELOPMENT. While continuing to expand and diversify its core cosmetic and surgical laser equipment business, the Company embarked on a new business strategy of opening combined spa and laser cosmetic skin care centers. Currently the Company operates a combined spa/skin care facility in Boston, Massachusetts, created by combining the Company's skin care treatment center previously located in Framingham, Massachusetts with the spa in Boston. A combined spa/skin care facility located in Scottsdale, Arizona was closed in December 1997. The surgical skin care treatments performed in the LaserSpa(TM) are administered by board-certified physicians under contract with CSCC. While the target audience for the Company's core laser equipment tends to be medical practice groups and other health care providers, its target audience for its spa and skin care center is individuals who are typically reached through entirely different marketing efforts. The cost structures, new client accretion methods and other demands associated with the Company's new facilities are largely untested, and the Company could continue to incur losses in connection with its spa and skin care centers.

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

                              CANDELA CORPORATION
                          PART II   OTHER INFORMATION


Item 6 Exhibits and Reports on Form 8-K

       (a) Exhibits

           Exhibit 27.1, Financial Data Schedule, page 14.

       (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended December 27, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CANDELA CORPORATION
                                  Registrant



Date:  February 9, 1998           /s/ Gerard E. Puorro
       ----------------           ------------------------------------
                                  Gerard E. Puorro
                                  (President , Chief Executive Officer)



Date:  February 9, 1998           /s/ F. Paul Broyer
       ----------------           ------------------------------------
                                  F. Paul Broyer
                                  (Vice President, Treasurer and
                                  Chief Financial Officer)