Form 10-Q
period 1998-03-28
CANDELA CORP /DE/
filed 1998-05-11
CIK 793279

  -----------------------------------------------------------------------------
  ____________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 28, 1998


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
Yes  X     No
   -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                                Outstanding at May 6, 1998
         ---------------                           --------------------------
   Common Stock, $.01 par value                           5,470,831

  ____________________________________________________________________________
  ____________________________________________________________________________

                              CANDELA CORPORATION
                                     INDEX

                                                                     Page(s)
                                                                     -------

Part I.    Financial Information:

           Item 1.  Condensed Consolidated Balance Sheets               3

                    Condensed Consolidated Statements of Operations     4

                    Condensed Consolidated Statements of Cash Flows     5

                    Notes to Consolidated Financial
                       Statements                                       6-8


           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 9-11

                    Cautionary Statements                               12-14


Part II.   Other Information:

           Item 4.  Submission of Matters to a Vote of Security
                    Holders                                             15

           Item 6.  Exhibits and Reports on Form 8-K                    15

                    Exhibit 27.1  Financial Data Schedule               17

                              CANDELA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                      March 28,          June 28,
                                                                        1998               1997
ASSETS                                                               (unaudited)
-------------------------------------------------------------------------------------------------
Current assets:
    Cash and equivalents                                               $  1,140           $ 2,674
    Accounts receivable, net                                              6,392             8,848
    Notes receivable                                                      1,094             1,284
    Inventory                                                             8,152             6,776
    Other current assets                                                    541               522
-------------------------------------------------------------------------------------------------
                   Total current assets                                  17,319            20,104
-------------------------------------------------------------------------------------------------
Property and equipment, net                                               3,207             3,523
Other assets                                                                610             1,210
-------------------------------------------------------------------------------------------------
                   Total Assets                                         $21,136           $24,837
=================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
Current liabilities:
    Lines of credit and short-term notes                               $  2,206           $ 1,488
    Current portion of long-term debt                                       360               339
    Deferred income                                                       1,765             2,071
    Accounts payable                                                      5,491             5,879
    Accrued payroll and related expenses                                    778               833
    Accrued warranty costs                                                1,362             1,338
    Income taxes payable                                                    163               516
    Other accrued liabilities                                             1,214               608
    Reserve for restructuring costs                                       2,125                 0
-------------------------------------------------------------------------------------------------
                   Total current liabilities                             15,464            13,072
-------------------------------------------------------------------------------------------------
Long-term debt                                                            1,063             1,519
-------------------------------------------------------------------------------------------------
Stockholders' equity:
    Common stock                                                             55                54
    Additional paid-in capital                                           17,386            17,223
    Accumulated deficit                                                 (12,372)           (6,885)
    Cumulative translation adjustment                                      (460)             (146)
-------------------------------------------------------------------------------------------------
                   Total stockholders' equity                             4,609            10,246
-------------------------------------------------------------------------------------------------
                   Total Liabilities and Stockholders' Equity           $21,136           $24,837
=================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                             For the three months ended:            For the nine months ended:
                                            March 28,           March 29,       March 28,             March 29,
                                              1998                1997            1998                  1997
                                                    (unaudited)                             (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
Revenue                                       $8,617            $8,790           $24,962              $25,835
Cost of sales                                  4,774             4,112            14,100               12,747
--------------------------------------------------------------------------------------------------------------
Gross profit                                   3,843             4,678            10,862               13,088

Operating expenses:
     Research and development                    659               609             1,979                1,737
     Selling, general and administrative       3,331             3,667            11,421                9,203
     Restructuring charge                          0                 0             2,609                    0
--------------------------------------------------------------------------------------------------------------
           Total operating expenses            3,990             4,276            16,009               10,940
--------------------------------------------------------------------------------------------------------------
Income (loss) from operations                   (147)              402            (5,147)               2,148

Other income (expense):
   Interest income                                12                37                29                   68
   Interest expense                              (47)              (35)             (181)                 (67)
   Other                                         (12)             (271)             (109)                (237)
--------------------------------------------------------------------------------------------------------------
           Total other income (expense)          (47)             (269)             (261)                (236)
--------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes               (194)              133            (5,408)               1,912
(Benefit) provision for income taxes               0              (170)               78                  364
-------------------------------------------------------------------------------------------------------------
Net income (loss)                              $(194)             $303           $(5,486)             $ 1,548
=============================================================================================================
Basic earnings (loss) per share               $(0.04)            $0.06            $(1.00)             $  0.29

Diluted earnings (loss) per share             $(0.04)            $0.05            $(1.00)             $  0.27
=============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                  For the nine months ended:
                                                                  March 28,          March 29,
                                                                    1998               1997
                                                                         (unaudited)
------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                              $(5,486)            $ 1,548

     Adjustments to reconcile net income to net
       cash provided by (used for) operating activities:
          Depreciation and amortization                                 586                 374
          Provision for restructuring charges                         2,609                   0
          Change in assets and liabilities:
              Accounts receivable                                     2,133              (1,073)
              Notes receivable                                           79                 883
              Inventory                                              (1,550)               (638)
              Other current assets                                      (40)               (343)
              Other assets                                              583                (852)
              Accounts payable                                          (88)              1,239
              Accrued payroll and related expenses                      (60)                 15
              Deferred income                                          (260)                 36
              Accrued warranty costs                                     36                 207
              Income taxes payable                                     (388)                 76
              Accrued restructuring charges                            (484)                  0
              Other accrued liabilities                                 640                (228)
-------------------------------------------------------------------------------------------------
                  Total adjustments                                   3,796                (304)
-------------------------------------------------------------------------------------------------
Net cash (used for) provided by operating activities                 (1,690)              1,244
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of equipment                                        15                  45
  Payment for additions to property and equipment                      (185)             (1,610)
-------------------------------------------------------------------------------------------------
Net cash used for investing activities                                 (170)             (1,565)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Payments of capital lease obligations                             (284)               (268)
     Proceeds from equipment financing                                   84                 218
     Borrowings from line of credit, net                                950                   0
     Payment of long-term debt                                         (468)               (502)
     Proceeds from the issuance of common stock                         164                  95
--------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                    446                (457)
--------------------------------------------------------------------------------------------------

Effect of foreign currency on cash                                     (120)               (274)
--------------------------------------------------------------------------------------------------

Net decrease in cash and equivalents                                 (1,534)             (1,052)
--------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                           2,674               3,041
--------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                               $ 1,140             $ 1,989
==================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                              CANDELA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1997, which should be read in conjunction with these statements. The financial information included herein, with the exception of the consolidated balance sheet at June 28, 1997, has not been audited. However, in the opinion of management, the statements include all necessary adjustments for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company's annual report on Form 10-K. The results for the three and nine month periods ended March 28, 1998, are not necessarily indicative of the results to be expected for the full year.

2. INVENTORY

   Inventory consists of the following (in thousands):

                          March 28, 1998     June 28, 1997
                          --------------     -------------

       Raw materials           $3,131            $2,429
       Work in process          1,398             1,023
       Finished goods           3,623             3,324
                               ------            ------
                               $8,152            $6,776
                               ======            ======


3. DEBT

   At March 28, 1998, the Company had utilized $1,950,000 of the line of credit at an interest rate of 9.5%. As of March 28, 1998, the Company was not in compliance with the financial covenant limiting the maximum leverage to 3.00:1.00; the Company's ratio was 3.41:1.00. This covenant requirement was waived by the bank. All other covenants contained in the line of credit were met as of March 28, 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

4. EARNINGS PER SHARE

   Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and, if dilutive, diluted earnings per share is computed by including common stock equivalents outstanding. Common stock equivalents include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds.


                                 For the three months ended   For the nine months ended
                                 ---------------------------  --------------------------
                                   March 28       March 29      March 28      March 29
                                     1998           1997          1998          1997
                                 -----------     -----------  -----------    -----------
   NUMERATOR
   ---------
   Net income(loss)                    $ (194)        $  303       $(5,486)       $1,548
                                       ======         ======       =======        ======

   DENOMINATOR
   -----------
   BASIC EARNINGS PER SHARE
   ------------------------
   Weighted average shares
       outstanding                      5,471          5,406         5,471         5,406
                                       ------         ------       -------        ------

   Earnings(loss) per share            $(0.04)        $ 0.06       $ (1.00)       $ 0.29
                                       ======         ======       =======        ======

   DILUTED EARNINGS PER SHARE
   --------------------------
   Weighted average shares
       outstanding                      5,471          5,406         5,471         5,406

   Dilutive options                         0            385             0           385
                                       ------         ------       -------        ------

   Adjusted weighted average
       shares outstanding               5,471          5,791         5,471         5,791
                                       ------         ------       -------        ------

   Earnings(loss) per share            $(0.04)        $ 0.05       $ (1.00)       $ 0.27
                                       ======         ======       =======        ======

5. RESTRUCTURING COSTS AND OTHER CHARGES

   During the quarter ended December 27, 1997, the Company recorded restructuring charges of $2,609,000 resulting from management's decision to close the LaserSpa(TM) located in Scottsdale, Arizona. During the quarter ended March 28, 1998, a total of $484,000 was charged against this reserve, representing costs associated with the shutdown of the Scottsdale facility.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

6. NEW ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 Reporting Comprehensive Income ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. Management has not yet evaluated the effects of this change on its reporting of income. The Company will adopt SFAS 130 for its fiscal year ending June 26, 1999.

   In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." Based on the management approach to segment reporting, SFAS No. 131 establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports material revenue. The Company has adopted SFAS No. 131 for its fiscal year ending June 26, 1999, and management is currently evaluating its effects on the Company's reporting of segment information.

7. YEAR 2000 ISSUES

   The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company utilizes software from third parties and related technologies throughout its business that will be affected by the date change in the year 2000. An internal review is currently under way to determine the full scope and related costs to insure that the Company's systems continue to meet its needs. All expenditures will be expensed as incurred and they are not expected to have a significant impact on the Corporation's ongoing results of operations.

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

   While the core laser operations of the Company (consisting of the manufacture, sale and servicing of lasers) posted positive operating results on a stand-alone basis during the quarter ended March 28, 1998, the Company incurred an overall loss for the quarter attributable to losses from its wholly-owned subsidiary, Candela Skin Care Centers, Inc. ("CSCC"). On-going CSCC losses have continued to utilize significant cash reserves of the Company. As a result of the continued losses from CSCC, the Company had decided to close the Scottsdale LaserSpa(TM) earlier in the year. A charge of $2,609,000 was made against second quarter income to cover the cost of closing the Scottsdale facility. The Company continues to operate one LaserSpa(TM) located in Boston, Massachusetts.

   Due to the demand on the Company's resources to fund the skin care centers in relation to the Company's core laser business, the Company has made the decision to sell both the Boston and Scottsdale LaserSpas(TM). A preliminary agreement was reached in March to sell both facilities to Advanced Medical Alliance, a San Diego, CA-based aesthetic/cosmetic services group. Discussions to complete the proposed $3 million transaction are continuing with the potential buyer on a non-exclusive basis. The sale of these facilities will enable the Company to focus resources on its core business of developing, marketing and distributing medical lasers.

RESULTS OF OPERATIONS
---------------------

   Total revenue for the three and nine months ended March 28, 1998 was
$8,617,000 and $24,962,000 respectively.   Revenues decreased by 2% and 3%
respectively, for the three and nine month periods ended March 28, 1998 in comparison to the same periods a year earlier. This decrease reflects a lower level of shipments to South Korean distributors and elsewhere in the Far East. Additionally, increased price pressures have resulted in lower selling prices per unit in comparison to last year, and continued devaluation of the Japanese Yen has negatively impacted revenues reported by the Company's wholly-owned
Japanese subsidiary.   Skin care center revenue for the nine months ended March
28, 1998 reflect five more months of operations at the Scottsdale facility in comparison to the same period a year earlier. The increase in skin care center revenue for the three month period compared to the same period one year ago is attributable to the capability to provide cosmetic laser procedures at the Boston Spa which was introduced in April, 1997.

Revenue for the period ended March 28, 1998:
($ in 000's)

                                    3 months                       9 months
                                    --------                       --------
                              1998        1997  Change       1998      1997  Change
                            ------      ------  ------    -------   -------  ------
Laser operations            $7,941      $8,226      -3%   $22,927   $24,138      -5%
Skin care centers              676         564      20%     2,035     1,697      20%
                            ------      ------            -------   -------

   Total                    $8,617      $8,790      -2%   $24,962   $25,835      -3%


                              CANDELA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

   Gross profits were 45% and 44% for the three and nine months ended March 28, 1998, compared to gross profits of 53% and 51% for the same periods a year earlier. Gross profit for the three month and nine month periods were negatively impacted by increased price pressures and the decline of higher margin shipments to the Far East.

   Research and development spending is associated with laser operations and increased to $659,000 from $609,000 and $1,979,000 from $1,737,000 for the three and nine months, respectively, ended March 28, 1998. These amounts reflect increases of 8% and 14% over the same three and nine month periods a year earlier. The increases in research and development reflect the Company's efforts to develop products and product improvements designed to enhance and augment the existing product lines.

  Selling, general and administrative expenses decreased 9%, from $3,667,000 to $3,331,000, for the three month period ending March 28, 1998 compared to the same period one year earlier. This reflects a savings of approximately $300,000 resulting from the Company's decision to close the Scottsdale Laserspa(TM) in January. For the nine month period ended March 28,1998, selling, general and administrative expenses increased 24% to $11,421,000 from $9,203,000 for the same period a year earlier. This reflects increased operating expenses for the LaserSpas(TM) of $530,000, non-recurring charges for legal and consulting fees of $350,000, and an additional provision for potentially uncollectible notes and accounts receivable of a domestic distributor for $550,000.

   During the quarter ended December 27, 1997, a restructuring charge was made against income in the amount of $2,609,000. This charge represents the anticipated costs associated with closing the Scottsdale, Arizona, LaserSpa(TM), including costs of maintaining the facility, write-off of leasehold improvements, and a reserve against a loss upon liquidation of the equipment at the site. During the quarter ended March 28, 1998, expenses charged against the reserve totaled $484,000.

   Loss from operations was $147,000 and $5,147,000, respectively, for the three
and nine month periods ended March 28, 1998.   For the same periods one year
earlier, profit from operations was $402,000 and $2,148,000, respectively.

   Other income and expense reflected $47,000 and $261,000 in expenses, respectively, for the three-month and nine-month periods ending March 28, 1998, compared to expenses of $269,000 and $236,000 for the same period a year earlier.

   The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. Provision for income taxes for the nine months ended March 28, 1998, reflects the utilization of a portion of the Company's domestic net operating loss carryforwards and minimum tax provisions calculated in Japan at a rate in excess of the U.S. statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   The Company has continued to utilize cash resources in the operation of the LaserSpas(TM) and in the production of a new laser introduced in the current quarter. For the nine months ending March 28, 1998, cash used for operating and investing activities totaled $1,860,000 which was partially offset by additional borrowing against a bank line of credit in the amount of $950,000, and proceeds from issuance of capital stock, upon exercise of stock options, in the amount of $164,000. After considering payments against lease obligations and long-term debt, net cash provided by financing activities totaled $446,000.

                              CANDELA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

   Cash and equivalents at March 28, 1998 decreased by $1,534,000 to $1,140,000 from $2,674,000 at June 28, 1997. Major factors impacting this change include payments for additions to property and equipment, payment of capital lease obligations and long-term debt, and the use of cash for operating activities of $1,690,000.

   After reassessing the future funding requirements of the Scottsdale, Arizona LaserSpa(TM), in December 1997 the Company decided to close this facility. The Company is currently evaluating the sale of both the Scottsdale, AZ and Boston, MA facilities and is currently in discussions to that end. A preliminary agreement for the sale of both facilities has been reached with final negotiations continuing. Equipment leasing has provided a portion of the funds used by the Company for the initial capital investment costs for these locations. Upon finalizing the sale of the assets the leases covering the equipment will be paid in full using the sales proceeds to the extent that leased equipment is sold or liquidated from the Scottsdale and Boston facilities.

   In support of the Company's laser production operations and the development of CSCC's LaserSpa(TM) operations, the Company maintains a renewable $3,500,000 line of credit with a major bank which expires on November 30, 1998. The line of credit bears interest at 1% over the bank's prime lending rate and is collateralized by total domestic and international accounts receivable and inventory, all tangible and intangible assets, and a pledge of the stock of CSCC. At March 28, 1998, the Company had utilized $1,950,000 of the line of credit at an interest rate of 9.5%.

   The Company's Japanese subsidiary has borrowed funds to be used for payment of equipment purchases made from the parent corporation. At March 28, 1998, this liability is $384,000, converted at the quarter-end exchange rate. The Company's remaining short-term and long-term debt is comprised of capital lease obligations which were $360,000 and $935,000 respectively, at March 28, 1998, compared to $339,000 and $1,156,000, respectively, at June 28, 1997.

   The Company continues to pursue methods of expanding its current line of credit and is seeking financing from alternative sources and private sector sources of funds. There can be no assurance that such funding will be available on terms acceptable to the Company, or at all, and if external sources of financing do not become available, the Company's operations could be adversely impacted.

   The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company utilizes software from third parties and related technologies throughout its business that will be affected by the date change in the year 2000. An internal review is currently under way to determine the full scope and related costs to insure that the Company's systems continue to meet its needs. All expenditures will be expensed as incurred and they are not expected to have a significant impact on the Corporation's ongoing results of operations.

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

                              CANDELA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 Financial Condition and Results of Operations
                                  (CONTINUED)

   BUSINESS STRATEGIC DEVELOPMENT. While continuing to expand and diversify its core cosmetic and surgical laser equipment business, the Company embarked on a new business strategy of opening combined spa and laser cosmetic skin care centers. Currently the Company operates a combined spa/skin care facility in Boston, Massachusetts, created by combining the Company's skin care treatment center previously located in Framingham, Massachusetts with the spa in Boston. A combined spa/skin care facility located in Scottsdale, Arizona, was closed in December 1997. While the Company continues to operate the Boston facility, it has made the decision to sell the assets of both the Scottsdale and the Boston facilities. In March 1998 the Company reached a preliminary agreement with Advanced Medical Alliance, a San Diego, CA-based aesthetic/cosmetic services group. Negotiations to complete this sale are continuing on a non-exclusive basis. There can be no assurances that these negotiations will be concluded successfully. Surgical skin care treatments performed in the LaserSpa(TM) are administered by board-certified physicians under contract with CSCC. While the target audience for the Company's core laser equipment tends to be medical practice groups and other health care providers, the target audience for its spa and skin care center is individuals who are typically reached through entirely different marketing efforts. The cost structures, new client accretion methods and other demands associated with the Company's new facilities are largely untested, and the Company could continue to incur losses in connection with its spa and skin care centers.

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

                              CANDELA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

   RAPID TECHNOLOGICAL CHANGE; COMPETITION. The medical laser industry is subject to rapid and substantial technological development and product innovations. The Company, to be successful, must be responsive to new developments in laser technology and applications of existing technology, and the Company's financial condition and operating results may be adversely affected by the failure of new or existing products to compete favorably in response to such technological developments. In addition, the Company competes against numerous other companies offering products similar to the Company's and/or alternative products and technologies, some of which have greater financial, marketing and technical resources than the Company. There can be no assurance the Company will be able to compete successfully. In addition, the Company's CSCC operations face a host of competitors including hair salons, health spas, massage therapists, aestheticians, health and fitness clubs, personal trainers, dermatologists, plastic surgeons, cosmetic laser centers and cosmetic retailers. The Company also believes its CSCC operations face competition from laser manufacturing companies that have, or may develop, plans to open facilities based on concepts similar to the Candela LaserSpa(TM) concept. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. Further, even if the Company is able to successfully compete, there can be no assurance that it would be able to do so in a profitable manner.

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

                              CANDELA CORPORATION
                          PART II   OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders

       On January 20, 1998, the Company held its Annual Shareholder meeting. At the meeting, the Shareholders acted upon the following proposals: (I.) election of directors; and (II.) ratification of the firm of Coopers & Lybrand L.L.P. as independent auditors for the fiscal year ending June 28, 1997. All of the above matters were approved by the Shareholders.

       Votes "For" represent affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy.

       Voting Results were as follows:

                                                                                        Broker
       Matter                          For       Against       Withheld      Abstain   Non-Votes
       ------                          ---       -------       --------      -------   ---------

I.       Election of Directors:
         ----------------------
         Gerard E. Puorro             4,078,983    N/A          54,867         N/A        -0-
         Theodore G. Johnson          4,091,717    N/A          42,133         N/A        -0-
         Kenneth D. Roberts           4,092,527    N/A          41,323         N/A        -0-
         Douglas W. Scott             4,081,927    N/A          51,923         N/A        -0-
         Richard J. Cleveland, MD     4,080,083    N/A          53,767         N/A        -0-
         Robert E. Dornbush           4,092,027    N/A          41,823         N/A        -0-

II.      Ratification of Independent Auditors:
         -------------------------------------
                                      4,106,752    16,015        N/A           11,083     -0-

Item 6 Exhibits and Reports on Form 8-K

       (a)   Exhibits

             Exhibit 27.1,  Financial Data Schedule,  page 16

       (b)   Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 28, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CANDELA CORPORATION
                             Registrant



Date: May 8, 1998            /s/ Gerard E. Puorro
      -----------            --------------------
                               Gerard E. Puorro
                               (President, Chief Executive Officer)



Date: May 8, 1998            /s/ F. Paul Broyer
      -----------            -------------------
                               F. Paul Broyer
                               (Vice President, Treasurer and
                               Chief Financial Officer)