Form 10-K
period 1998-06-27
CANDELA CORP /DE/
filed 1998-09-25
CIK 793279

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

 For the fiscal year ended June 27, 1998        Commission file number 0-14742

                              CANDELA CORPORATION
                              -------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                        04-2477008
            --------                                        ----------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 530 Boston Post Road, Wayland, Massachusetts                          01778
------------------------------------------------------            --------------
 (Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:        (508) 358-7400
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

As of September 21, 1998, 5,481,606 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 21, 1998, based upon the closing price of such stock on The NASDAQ Stock Market on that date, was approximately $10,551,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

            Documents                              Form 10-K Reference
            ---------                              -------------------

 Proxy Statement for the 1998 Annual
  Meeting of Shareholders                             Part III

                                     PART I
                                     ------

ITEM 1.  BUSINESS
------   --------

GENERAL

Candela Corporation (the "Company") develops, manufactures, and distributes innovative clinical solutions that enable physicians and personal care practitioners to treat selected cosmetic and medical problems using lasers, cryosurgery, and other proven technologies. In addition, the Company operates a skin care center and spa where specialized personal care services are performed.

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

In 1994, the Company introduced an alexandrite laser for the treatment of tattoos and for the treatment of Nevus of Ota and similar pigmented lesions.

In 1995, the Company introduced a dermatology/plastic surgery laser system to treat leg veins. In 1996, the Company introduced the AlexLAZR(TM) for treatment of pigmented lesions, such as age and sun spots and freckles.

In December 1996, the Company and Fotona, d.d., a company based in the Republic of Slovenia, entered into an exclusive marketing agreement whereby the Company has the rights to distribute the Fotona Skinlight(TM) Erbium:YAG laser in the United States and Canada as well as the Far East, South America, South Africa and some European countries. In January 1997, the Fotona Skinlight(TM) was approved for marketing by the FDA for the cutting, vaporizing and coagulation of soft tissue in dermatology and cosmetic surgery. In February 1997, the Company commenced marketing the Fotona SkinPLUS(TM) Erbium:YAG, KTP/532 Laser used in the treatment of facial veins and for skin resurfacing.

In the Fall of 1996, the Company announced FDA clearance to market its Dynamic Cooling Device(TM), a device that significantly reduces pain during laser surgery. The Dynamic Cooling Device(TM) (DCD) was designed in conjunction with the University of California's Beckman Laser Institute and Medical Clinic (BLIMC). The DCD is unique from other cooling devices in that it selectively cools the top layers of the skin during laser treatments. The small compact unit is available as an upgrade to the Candela ScleroPLUS laser and other future systems.

The Dynamic Cooling Device(TM) is manufactured and sold pursuant to a Technology License Agreement dated December 19, 1994, with the Regents of the University of California (Regents). This License Agreement grants the Company exclusive rights to dynamic cooling technology for use in conjunction with a laser that the Company has a right to manufacture, sell, or upgrade for use in dermatology and plastic surgery procedures that do not involve the shrinkage or removal of collagen. On or about June 10, 1997, the Regents sent to the Company a Notice of Partial Termination, alleging that the Company had breached the due diligence requirements of the License Agreement and purported to narrow the exclusive field of use granted to the Company. On or about June 13, 1997, the Company commenced litigation in the Massachusetts Superior Court against the Regents seeking a declaration that the Technology License Agreement remain in full force and effect and asserting claims for breach of the Technology License Agreement. The Regents removed the action to the United States District Court for the District of Massachusetts. On or about July 21, 1997, the Regents filed an Answer and Counterclaims against the Company alleging that the Company breached and remains in breach of the Technology License Agreement and sought a declaratory judgment that the Regents have the right to terminate the Technology License Agreement. On August 5, 1997, the Regents sent to the Company another Notice purporting to terminate the Technology License Agreement. The Company then pursued its declaratory judgment claim, and defended against the Regents' counterclaims. After facts discovery in this matter was substantially complete, the parties commenced settlement negotiations. Though settlement negotiations are still proceeding and the Company is optimistic about the outcome of the case. However, there can be no assurance that the Company will prevail in these proceedings and in the event the Regents were to prevail, the Company could lose its license to the dynamic cooling technology.

In January 1997, the Company received a patent for its Elongated Spot Handpiece, which provides physicians with the ability to treat linear lesions and tattoos more precisely and with less purpura.

In the Spring of 1997, the FDA cleared for marketing, the Candela Skinscan(TM), a microprocessor-driven skin scanning device designed for use with the Skinlight(TM). The Skinscan(TM) ensures consistent, precise treatment for facial and other soft tissue applications.

In December 1997, the Company began to market the GentleLASE(TM) system for the treatment of vascular lesions. In July 1998, the Company received FDA clearance for use of the GentleLASE(TM) for hair removal. The GentleLASE(TM) is a high energy, long pulse alexandrite laser that features the Company's proprietary dynamic cooling technology and enables the company to enter the hair removal market.

The Company has a number of different lasers under development and plans to continue to apply its technical expertise to develop systems for providing new clinical solutions. The Company has entered into strategic alliances that are aimed at acquiring new and complementary products to enhance the Company's position in these markets.

In 1993, the Company entered into an agreement with Cryogenic Technology Limited ("Cryotech") that gave the Company the exclusive worldwide (except the United Kingdom) right to distribute the LCS 3000 and LCS 2000. The LCS 3000, which has FDA clearance for ablation of prostatic tissue and liver metastases, and the LCS 2000, which has FDA clearance for the ablation of liver metastases, both employ the precise application of extreme cold to destroy diseased tissue. In 1995, Spembly Medical Limited ("Spembly") entered into an agreement to purchase the assets of Cryotech, including the rights to the LCS 3000 and LCS 2000. Subsequently, The Company and Spembly entered into an agreement under which Spembly will manufacture a line of cryosurgical devices functionally similar to the former Cryotech LCS 3000 and LCS 2000 which the Company will market with exclusive rights in certain geographical areas. In 1996, a new device, the CS5, was introduced. Under the agreement, the Company will have exclusive world-wide rights to distribute these devices, excluding the United Kingdom.

During l994, the Company's competitive position in the urology market was strengthened with the addition of two FDA cleared cryogenic devices for the ablation of prostatic tissue and liver metastases.

In the dermatology/plastic surgery market, the Company has pursued opportunities to build on its strengths in worldwide distribution as well as to acquire new technology. In 1993, the Company, through its wholly-owned Japanese subsidiary, Candela KK, entered into an agreement with Laser Industries, Ltd., that gives Candela KK the exclusive right to distribute Laser Industries Nd:Yag and CO2 surgical lasers, surgical ultrasound aspirators, and all related accessories for these products in Japan. Marketed under the Sharplan tradename, this agreement leverages the Company's distribution strength in Japan. Also, in 1994, the Company entered into an agreement to acquire certain assets from Derma-Lase, Ltd. The assets acquired are principally the rights to market FDA-cleared products which enable the Company to market a broad line of lasers to treat tattoos and pigmented lesions. These agreements leverage the Company's strengths in worldwide distribution and service as well as its strong position in the dermatology/plastic surgery market.

The Company markets and services its products in the United States through both a direct sales force and independent distributors. Internationally, the Company markets and services its products through regionally managed independent distributors, except in Japan where Candela KK, in combination with a network of independent distributors, markets and services the products, and Spain, where the Company's subsidiary markets and services the products.

In August 1995, the Company incorporated a wholly-owned subsidiary, Candela Skin Care Centers, Inc.(CSCC)to create a new service business that integrates laser cosmetic procedures with spa, salon, health and fitness services under one facility.

In October 1995, CSCC opened its first cosmetic laser center, occupying 2,690 square feet in a professional office building located in Framingham, MA. The center was established principally as a pilot site to test the various management systems and procedures and to formalize them for application at the planned LaserSpas(TM). In June 1996, CSCC acquired an existing day spa in Boston, MA formerly known as Le Pli at the Heritage on the Garden. The Company then renovated and expanded the facility by adding an additional 2,200 square feet of space to house the laser clinic. Upon completion of the renovations to the Boston location, the Framingham location was consolidated into Boston. The laser clinic in Boston is licensed by the Massachusetts Department of Public Health and began treating patients in April 1997.

In February 1997, CSCC opened a full service LaserSpa(TM) in Scottsdale, AZ which was intended to integrate salon, health, beauty, spa and laser cosmetic services. In January 1998, after reassessing the funding requirements for continuing the operation of this site, a decision was made to close the facility. A national real estate broker is now listing the facility with the intention of finding a tenant that will take over the lease of the facility.

BACKGROUND AND TECHNOLOGY

Lasers are optical devices which produce intense and narrow beams of light. A laser consists of an active medium, such as a crystal, gas or liquid, that amplifies light when excited by an external energy source (usually either an optical source, such as a flashlamp, or an electric discharge). Light emitted by the active medium is reflected inside the laser cavity, causing the intensity of the light to increase and form usable output. Lasers are used in an increasing number of diverse applications. The Company's aesthetic laser systems provide a full range of applications for the treatment of vascular lesions including red birthmarks, scars, warts, stretch marks, leg and facial veins, pigmented lesions such as age spots and freckles, multi-colored tattoos and hair removal.

Cryosurgical devices use subzero temperatures to destroy abnormal tissue. This tissue is then left "in situ" to be sloughed or reabsorbed by the body. Cryosurgical devices typically use liquid nitrogen or other refrigerants to create a freezing environment. Cryosurgical devices are also used in an increasing number of diverse applications, with procedures ranging from topical dermatological treatments to the use of cryoprobes in minimally invasive surgery.

COMMERCIALIZED MEDICAL PRODUCTS

The Company's research and development efforts, in conjunction with related research done at leading medical institutions, have resulted in the development and commercialization of the Company's medical laser systems. The Company has also commercialized a number of laser systems and cryosurgical devices through strategic alliances with other companies. The Company's medical products include the following:

GentleLASE(TM). This long-pulse alexandrite laser offers precise non-invasive
----------
treatment of cosmetic skin conditions, such as the removal of excessive hair, with integrated dynamic cooling for minimizing patient pain. GentleLASE delivers high energy density and large laser spot, facilitating the treatment of large areas. GentleLASE received FDA clearance for use in hair removal in July, 1998.

ScleroPLUS(TM).  This advanced laser system offers one of the widest array of
--------------
wavelengths available for treatment of all vascular lesions and combines a tunable, flashlamp pumped dye laser with the capabilities and applications of the SPTL-1b laser. This laser is used for the treatment of conditions such as leg and facial veins, port wine stains, stretch marks, scars, warts and other vascular abnormalities. Six handpieces allow for precise and efficient treatment of vessels, larger lesions or more cosmetic-oriented procedures. This laser provides a repetition rate up to one pulse per second, resulting in uniform heating/coagulation.

SkinPLUS(TM) Erbium:YAG, KTP/532 Laser.  The SkinPLUS 2J dual laser was
--------------------------------------
developed to offer the physician treatment capabilities in dermatology and aesthetic surgery. The Erbium: YAG laser is a versatile and advanced laser system used for skin ablation as an alternative to CO2 laser treatments. This laser has the ability to vaporize tissue layer-by-layer with surgical precision while minimizing thermal injury, thus shortening the healing and recovery time. The KTP/532 laser is an additional module to the SkinPLUS system. The 532mm wavelength is strongly absorbed by oxyhemoglobin and melanin and is used to treat fine facial veins.

Skinscan(TM) Device.  The Skinscan is a microprocessor-driven skin scanning
-------------------
device designed for use with the SkinPLUS. The Skinscan promotes consistent, precise treatment for facial and other soft tissue applications. Skinscan positions the laser treatment beam over the skin for the physician, providing precision and uniformity when treating large areas of skin during a single session with a reduced laser procedure time.

SPTL-1b(TM) Vascular Lesion Laser.  The SPTL-1b is used in the treatment of
---------------------------------
benign vascular lesions of the skin. These lesions are characterized by the presence of abnormal blood vessels that lie beneath the surface of the skin such as port wine stain birthmarks, congenital lesions that appear as light pink lesions at birth and progressively darken and roughen with age, telangiectasia or "spider veins", vascular lesions that develop with age on many people over the age of 30, and hemangiomas, benign tumors made up of blood vessels in a slightly elevated area of the skin.

AlexLAZR(TM). The AlexLAZR is a short pulse, rapid repetition alexandrite laser
------------
effectively treats multicolored tattoos, including greens and aqua. The AlexLAZR also provides the physician with the ability to treat pigmented lesions such as Nevus of Ota.

Dynamic Cooling Device(TM).  The Dynamic Cooling Device is a device that
--------------------------
selectively cools the top layers of the skin during treatment to significantly reduce pain without decreasing the effectiveness of the laser treatments.

Elongated Spot Handpiece.  This handpiece provides physicians with the ability
------------------------
to treat linear lesions and tattoos more precisely and with reduced purpura, by avoiding unnecessary exposure to uninvolved tissue.

MDL 3000 LaserTripter(R).  The Company's LaserTripter(R) model MDL 3000 is
------------------------
recognized as the gold standard of lasertripsy -- a safe and effective system for fragmenting urinary and biliary stones without trauma to soft tissue.

Candela/Spembly Cryosurgical System CS-5.  This system is a high-performance,
----------------------------------------
cost-effective cryosurgical system for the ablation of diseased prostate tissue and liver metastases.

LCS 3000.  The LCS 3000 is a cryosurgical system that is FDA approved for the
--------
ablation of prostatic tissue and treatment of liver metastases. It employs up to five independently controlled reusable probes to destroy diseased tissue by the precise application of extreme cold. The probes are available in a variety of shapes and sizes and are color coded for ease of use.

LCS 2000.  The LCS 2000 is a cryosurgical system that is FDA approved for the
--------
treatment of liver metastases. The LCS 2000 offers similar features to the LCS 3000, except that it operates with only two probes.


MEDICAL PRODUCTS UNDER DEVELOPMENT

The Company has developed, and continues to develop, new medical products and new applications for its existing products. As the Company discovers potential new medical applications of interest, it evaluates the applications and, if appropriate, assembles a team to research and develop a new product or application in cooperation with leading physicians and medical institutions. The Company is currently conducting research on a number of applications. The Company believes that its advanced research and engineering activities are crucial in order to maintain and enhance the Company's business.

Where required, the Company is conducting these clinical research efforts under Investigational Device Exemptions (IDE's) granted by the FDA. In many instances, the Company must receive FDA clearance before commercializing new products or applications. The Company believes that it can obtain such clearances, but there can be no assurance that such clearances will be received. See "Governmental Regulation."


MEDICAL RESEARCH AGREEMENTS

The Company has conducted joint research with physicians at Massachusetts General Hospital, the New England Medical Center, University of California, Beth Israel/Deaconess Hospital and elsewhere under research agreements. The Company has also conducted joint laser research with MIT Lincoln Labs. Generally, when the Company enters into research agreements, the Company has rights to acquire exclusive licenses to any jointly developed technology and may pay a royalty to the institution. The Company anticipates continuing joint research and licensing arrangements with medical research institutions.

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

International.  The Company sells a significant portion of its medical systems
-------------
outside of the United States. The Company has wholly-owned Japanese and Spanish subsidiaries that coordinate the activities of several distributors and businesses. In addition, the Company has a branch office in The Netherlands to develop and maintain independent distributor relationships in Europe, the Middle East and Africa.

Sales by foreign subsidiaries and sales from the United States to international customers, for each of the last three fiscal years was:

                                           1998         1997            1996
                                           -----        ----            -----
International revenue:
    Total                              $19,777,000   $18,508,000   $16,068,000
    As percentage of revenue               53%           52%           53%

See also Note 10 to the Company's Consolidated Financial Statements.

Service.  The Company's principal service center and parts depot is located at
-------
its Wayland, Massachusetts, headquarters. In addition, the Company has direct service representatives throughout the United States and parts depots at its wholly-owned subsidiaries in Japan and Spain. The Company's independent distributors maintain parts depots and service representatives adequate to cover their installed systems and have primary responsibility to service such systems. The Company's recommended preventive maintenance, coupled with continuing technical education for service representatives, help to ensure product reliability.


SKIN CARE CENTER SERVICE

The Company has marketed skin care services through its wholly-owned subsidiary, CSCC. These services include laser cosmetic procedures as well as spa, salon and health and fitness services. The Company currently operates one laser/cosmetic center in Boston, Massachusetts, which is currently for sale.

Revenues for CSCC for each of the last three fiscal years was:

                     1998       1997         1996
                     ----       ----         ----
                $2,703,000  $2,243,000    $2,149,000


MANUFACTURING AND SUPPLIERS

The Company's manufacturing operations consist principally of the assembly and testing of components purchased from outside suppliers. The Company also manufactures certain power supplies and other subassemblies used in its products. The Company depends upon a number of outside suppliers for the components that it has used to assemble laser systems produced to date and for products that it may manufacture in the future. In addition, the Company relies upon a single source for its cryosurgical products and certain components. To date, the Company has not experienced, nor does it expect to experience in the future, significant delays in obtaining dyes, optical and electro-optical components, electronic or any other components and raw materials for its products, most of which are available from multiple well-established sources. There can be no assurance, however, that the Company's supplies of components, raw materials and cryosurgical products will continue to be available in sufficient quantities and in a timely manner in the future.

COMPETITION

Competition in the medical device industry is intense, and technological developments are expected to continue at a rapid pace. The Company utilizes proprietary technology, product features, performance and price in addition to its market reputation as competitive methods, depending upon the product, market or geographic area in which it is competing. The Company competes with other manufacturers, some of which may have greater financial, marketing, and technical resources than the Company, as well as with alternative medical technologies. In addition, some companies have developed, and other established companies may attempt to develop products with medical applications similar to the Company's systems.

In addition, the Company's CSCC operation faces a host of competitors including hair salons, health spas, massage therapists, aestheticians, health and fitness clubs, personal trainers, dermatologists, plastic surgeons, cosmetic laser centers and cosmetic retailers. Further, even if the Company is able to successfully compete, there can be no assurance that it would be able to do so in a profitable manner.


PATENTS AND PROPRIETARY INFORMATION

The Company owns United States and foreign patents for its urology, benign vascular and pigmented lesion dermatology/plastic surgery laser systems and United States patents for its endoscopes. The Company also has several United States and foreign patents and pending patent applications for other medical laser systems. The Company treats its design and technical data as confidential, and relies on nondisclosure safeguards, such as confidentiality agreements, laws protecting trade secrets and noncompetition agreements to protect its proprietary information. There can be no assurance, however, that these measures will adequately protect the Company's technology or that others will not independently develop such technological expertise. See Item 3, "Legal Proceedings" for information relating to a dispute involving a license relationship.

The Company is a licensee under patent license agreements that grant the Company rights to use certain laser technologies and applications. Under these license agreements, the Company has paid, and continues to pay, royalties.

Under the federal government's SBIR program, the Company retains rights to any invention and the ownership of all data developed under such program. In return, the government receives a royalty-free license on any patent for federal government use and it reserves certain other rights, including the right to require the Company to license others to use the technology in certain limited circumstances.


GOVERNMENTAL REGULATION

The Company's products are subject to governmental regulation in the United States and in other countries. In order to manufacture, clinically test and market products for human diagnostic and therapeutic use, the Company must comply with mandatory regulations and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, products must meet regulatory standards as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant clearance for the sale of the Company's products or that the length of time the process will require will not be extensive. The Company has met FDA requirements under the 510(k) procedure for the products it is currently marketing.

There are two principal methods by which FDA regulated medical devices may be marketed in the United States. One method is to obtain an FDA pre-market notification filing under Section 510(k) of the Food, Drug and Cosmetics Act. Applicants under the 510(k) procedure must demonstrate that the device for which clearance is sought is substantially equivalent to devices already on the market pursuant to a 510(k) procedure or prior to the medical device legislation of 1976. The review period for a 510(k) application is 90 days from the date of filing the application, although such review periods have often been extended. Applications filed pursuant to 510(k) are often subject to questions and requests for clarification that can extend the review period beyond the initial 90 day period. Marketing of the product must be deferred until written clearance is received from the FDA. In some instances, an investigative device exemption ("IDE")is required for clinical trials in order to obtain a 510(k) notification.

The alternate method, where section 510(k) is not available, is to obtain premarket approval ("PMA") from the FDA. Under the PMA procedure, the applicant must obtain an IDE before beginning the substantial clinical testing that is required in order to determine safety and efficacy of the product. The preparation of a PMA application is significantly more complex and time consuming than that of the 510(k) application. The review period for a PMA application is 180 days from the date of filing, although such review times have been substantially extended. The FDA often responds with requests for additional information or clinical reports, which can extend the review period beyond the initial 180 day period.

In addition, the Company is required to obtain FDA approval prior to conducting clinical studies with certain of the medical laser systems it has under development. All of these products will require filing of a 510(k) or PMA for commercialization of the product, and some may require the filing of an IDE with the FDA. The Company is currently approved to conduct clinical studies under the IDE regulations. There can be no assurance that the FDA will grant necessary approvals for the Company's new products or that the process to obtain such approvals will not be excessively expensive or lengthy. The failure to receive requisite approvals for the Company's products or processes, when and if developed, or significant delays in obtaining such approvals would prevent the Company from commercializing new products as anticipated and would have a materially adverse effect on the business of the Company.

The FDA also imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting requirements. The FDA also may require postmarket testing and surveillance programs to monitor a product's effects.

The Company is also subject to regulation under the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health ("CDRH") of the FDA, which requires laser manufacturers to file new product and annual reports, to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end-users and certify and label each laser sold to an end-user as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Various warning labels must be affixed and certain protective devices installed, depending on the class of product. The CDRH is empowered to seek fines and other remedies for violations of the regulatory requirements. The Company believes that it has complied in all material respects with the applicable CDRH requirements.

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

RESEARCH AND DEVELOPMENT

During the past three fiscal years, the Company spent the following amounts on Company-sponsored and federal government-sponsored SBIR research:

                                     1998        1997        1996
                                     ----        ----        ----

Company-sponsored research and
development                       $2,399,000  $2,488,000  $1,818,000

SBIR-sponsored research and
development                       $  155,000  $  108,000  $  147,000

(The costs of SBIR research are included in cost of sales in the Income Statement.)

Under the SBIR Program, a portion of a federal agency's research and development budget is awarded to small businesses that have 500 or fewer employees. There are two phases to an SBIR award: Phase I provides funding for determining the scientific and technical merit and feasibility of a proposed idea; and Phase II provides funding to further develop a proposed idea, taking into consideration the scientific and technical merit and feasibility evidenced by Phase I results. After completion of the two phases using government funds, the Company is expected to commercialize the new product using funds generated by the Company or funds raised through alternate financing means.

CUSTOMERS

The Company's customers include distributors, hospitals, medical doctors and in the case of CSCC, individual consumers. The Company is not dependent upon any single customer. See Note 10 to the Company's Consolidated Financial Statements for a description of revenue generated by region.

EMPLOYEES

As of June 27, 1998, the Company had 217 employees of which 19 were in research, development and engineering, 35 were in manufacturing and quality assurance, 18 were in service, 24 were in sales and marketing, 18 were in finance and administrative positions, 83 were in the clinic and health spa subsidiary and 20 were in the international sales/service subsidiaries. None of the Company's employees are represented by a union, and the Company believes its relationship with its employees is good.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 Reporting Comprehensive Income ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. Management is currently evaluating the effects of this change on its reporting of income. The Company has adopted SFAS 130 for its fiscal year ending July 3, 1999.

Also in June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." Based on the management approach to segment reporting, SFAS No. 131 establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports material revenue.

The Company has adopted SFAS No. 131 for its fiscal year ending July 3, 1999, and management is currently evaluating its effects on the Company's reporting of segment information.


YEAR 2000 COMPLIANCE

The Company has established a committee to assess the implications of Year 2000 issues on operations, from information and financial systems to each aspect of its manufacturing processes, in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. Indications based on the internal assessment, which is approximately 50% complete, reveals minimal impact of Year 2000 issues on the Company. The Company expects to finish the assessment process by December 1998. Though limited testing of systems has been performed to date, the Company has developed its systems and products with Year 2000 in mind, thus minimizing the impact of the change. The Company may conduct further testing and/or an external audit following the conclusion of its internal assessment. To date there has been a limited number of hours devoted to Year 2000 issues, with no additional cost expended in systems upgrades directly relating to Year 2000 issues. Present estimates for further expenditures of both employee time and expenses to address Year 2000 issues are between 40 and 120 hours and between $0 and $20,000, respectively. All expenditures will be expensed as incurred and they are not expected to have a significant impact on the Company's ongoing results of operations.

The Company has undertaken an informal survey of its suppliers' Year 2000 compliance status with responses indicating Year 2000 compliance at this time. Further, the Company has conferred with significant customers to assure that various systems used for data and information exchanges between them will be compatible following December 31, 1999.

Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in internal manufacturing processes, information processing or interface with key customers, or with processing orders and billing. However, if certain critical third party providers, such as those supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption.

At present, the Company has not developed contingency plans but intends to determine whether to develop any such plan by January 1999. There can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operation and financial condition.



EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

Name                    Age  Position
----                    ---  ---------

Gerard E. Puorro         51  President, Chief Executive Officer and Director

F. Paul Broyer           49  Senior Vice President of Finance and
                             Administration, Chief Financial Officer, and Treasurer

James C. Hsia, Ph.D      52  Senior Vice President, Research

William D. Spies         48  Senior Vice President of Marketing, Sales and
                             Service

Jay D. Caplan            36  Vice President, Operations

William B. Kelley        43  Vice President, North American and Latin American
                             Sales

William McGrail          37  Vice President of Development Engineering

Toshiro Mori             46  Vice President, President of Candela KK

Robert Wilber            40  Vice President - Worldwide Service

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

Mr. Broyer was appointed Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer in July, 1998. Mr. Broyer joined the Company in October 1996 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Broyer held the position of Vice President Finance at Integrated Genetics from 1994 to 1996. From 1987 until 1994 Mr. Broyer was Corporate Controller for Laserdata, Inc. and held earlier positions with Avatar Technologies and Data General Corporation.

Dr. Hsia has been Senior Vice President, Research, of the Company since July 1991. He has been with the Company since October 1985, and was previously Vice President, Research and Development. Prior to joining the Company, and since 1982, he was Vice President, Research and Development at Laser Science, Inc.

Mr. Spies joined Candela in July, 1998, as Senior Vice President of Marketing, Sales, and Service. Prior to joining the Company, and since 1996, Mr. Spies held the position of Director, Business Development with the Cordis medical device unit of Johnson & Johnson. From 1988 to 1996 Mr. Spies held the positions of Executive Vice President/General Merchandise Manager and Vice President Sales and Marketing with Seiko Optical Products. Previously Mr. Spies held a position with Corning, Inc.

Mr. Caplan was appointed Vice President, Operations in February 1997, after serving as Vice President, Manufacturing since December 1995. He has been with the Company since September 1988 and was previously Senior Director, Corporate Planning/Business Development. From 1988 to 1993, Mr. Caplan held the positions of Product Director, International Controller, Manager, Financial Planning and Analysis and Planning Associate. Prior to joining the Company, Mr. Caplan held positions at Xerox Corporation and the United States Air Force.

Mr. Kelley was named Vice President of North American and Latin American Sales in July, 1998. Mr. Kelley was previously Vice President, North American Sales and Service, from April 1993 through June, 1998. From January 1993 until April 1993 he was Vice President, Domestic Sales. He has been with the Company since 1987 and previously held the positions of National Sales Manager and Eastern Regional Sales Manager. Prior to joining the Company, Mr. Kelley held a number of sales and sales management positions in the medical industry.

Mr. McGrail was named Vice President of Development Engineering in July, 1998. Previously, Mr. McGrail served in the position of Director of Engineering since August, 1994. From 1987 to 1992, he held the positions of Senior Software Engineer and Software Design Engineer. Prior to joining Candela, Mr. McGrail was employed with Raytheon Corporation.

Mr. Mori was named Vice President, President of Candela K.K. in July, 1998, after serving as President and Representative Director of Candela K.K. since September, 1996. Previously Mr. Mori held the positions of Director of Candela K.K. from September, 1992 to September, 1996, and General Manager from September, 1989 to September, 1992. From 1976 to 1989, he was employed by Sansui Electric Co. Ltd. in Tokyo.

Mr. Wilber was appointed Vice President, Worldwide Service in August 1997, after serving as Director of Worldwide Service since October 1993. He has been with the Company since September of 1989 and was previously a Finance Group Director. From 1989 to 1992 Mr. Wilber held the positions of International Accounting Manager, Customer Service Manager and Director of Financial Planning and Analysis. Prior to joining the Company, Mr. Wilber held positions at Sony Corporation of America, Massachusetts Computer Corporation and National Semiconductor/Data Terminal Systems.


ITEM 2.  PROPERTIES
------   ----------

The Company leases a facility totaling approximately 35,000 square feet for its operations in Wayland, Massachusetts, which is located approximately 20 miles west of Boston. The lease on this facility was amended in April 1998 to extend the expiration date to March 2003. Management of the Company believes that its current facilities are suitable and adequate for its near-term needs.

The Company's subsidiary, Candela Skin Care Centers, Inc, currently leases the following facilities:

1) Candela Skin Care Center of Scottsdale, Inc., 7,555 square feet located at 6939 E. Main Street, Scottsdale, AZ. The lease on this facility is for a period of ten years, expiring on June 30, 2006, with a provision for two five-year extensions;

2) Candela Skin Care Center of Boston, Inc., 20,728 square feet located at
28 Arlington Street, Boston, MA. The lease on this facility is for a period of 15 years, and commenced on June 1, 1994; and

3) Candela Skin Care Centers, Inc., 2,000 square feet located at 79 Newbury Street, Boston, MA. The lease on this facility is for a period of 12 months, and commenced on October 1, 1997.


ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

The Company's Dynamic Cooling Device(TM) (DCD) is manufactured and sold pursuant to a Technology License Agreement dated December 19, 1994, with the Regents of the University of California (Regents). This License Agreement grants the Company exclusive rights to dynamic cooling technology for use in conjunction with a laser that the Company has a right to manufacture, sell, or upgrade for use in dermatology and plastic surgery procedures that do not involve the shrinkage or removal of collagen. On or about June 10, 1997, the Regents sent to the Company a Notice of Partial Termination, alleging that the Company had breached the due diligence requirements of the License Agreement and purported to narrow the exclusive field of use granted to the Company. On or about June 13, 1997, the Company commenced litigation in the Massachusetts Superior Court against the Regents seeking a declaration that the Technology License Agreement remain in full force and effect and asserting claims for breach of the Technology License

Agreement. The Regents removed the action to the United States District Court for the District of Massachusetts. On or about July 21, 1997, the Regents filed an Answer and Counterclaims against the Company alleging that the Company breached and remains in breach of the Technology License Agreement and sought a declaratory judgment that the Regents have the right to terminate the Technology License Agreement. On August 5, 1997, the Regents sent to the Company another Notice purporting to terminate the Technology License Agreement. The Company then pursued its declaratory judgment claim, and defended against the Regents' counterclaims. After facts discovery in this matter was substantially complete, the parties commenced settlement negotiations. Though settlement negotiations are still proceeding and the Company is optimistic about the outcome of the case. However, there can be no assurance that the Company will prevail in these proceedings and in the event the Regents were to prevail, the Company could lose its license to the dynamic cooling technology.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

During the fourth quarter of fiscal 1998, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -----------------------------------------------------------------
         MATTERS
         -------

The Company's common stock trades on The NASDAQ Stock Market under the symbol "CLZR."

At September 21, 1998, there were 406 holders of record of the Company's common stock and the last sales price of the Company's common stock was $3 15/16 on that day.

The following table sets forth quarterly high and low prices of the common stock for the indicated fiscal periods:

                          1998              1997
                         -------          --------
                     High      Low      High      Low
                    -------  --------  -------  -------

  First Quarter     $ 6      $  4 1/4  $ 8 5/8   $4 5/8
  Second Quarter      7 1/8     4 1/4    7 3/8    4 5/8
  Third Quarter       5 1/2     3 1/4    9 1/16   5 3/4
  Fourth Quarter      4 5/16    2 13/16  7 3/4    5

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

(in thousands, except per share data)           For the Year Ended:

Statement of Operations Data:                     1998               1997           1996         1995        1994
-----------------------------                     ----               ----           ----         ----        ----
Revenue                                          $37,025           $35,505        $30,413      $  28,244   $29,820
Gross profit                                      16,318            16,855         13,580         12,376    13,765
Research and development expense                   2,399             2,488          1,818          3,733     3,810
Selling, general & administrative expenses        15,271            13,680          9,873         10,246     9,241
Restructuring Costs                                2,609                 0              0              0         0
Income (loss) from operations                     (3,961)              687          1,889         (1,603)      714
Net income (loss)                                 (4,452)              238          1,245         (1,536)      655

Basic earnings(loss)per share                       (.81)              .04            .23           (.29)      .13
Diluted earnings(loss)per share                     (.81)              .04            .22           (.29)      .13
Weighted average shares outstanding                5,479             5,398          5,321          5,288     5,206
Adjusted weighted average
 shares outstanding                                5,479             5,673          5,652          5,288     5,208

                                                  June 27,         June 28,       June 29,       July 1,     July 2,
Baance Sheet Data:                                 1998             1997           1996           1995        1994
-------------------                                ----             ----           ----           ----        ----
Working capital                                  $ 2,639           $ 7,032        $ 8,608       $  8,033   $ 9,109
Total assets                                      22,604            24,837         19,334         16,832    20,447
Short-term debt                                    3,052             1,000              -              -         -
Current portion of long-term debt                    597               827            708            470       102
Long-term debt                                       887             1,519            557            476       223
Stockholders' equity                               5,395            10,246          9,965          9,086    10,566

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS


FISCAL 1998 COMPARED TO FISCAL 1997
-----------------------------------

Total revenue for fiscal 1998 and fiscal 1997 are as follows:

(in thousands)              1998      1997    $ Change  % change
                          --------  --------  --------  ---------

     Laser operations      $34,322   $33,262    $1,060       3.2%
     Skin care centers       2,703     2,243       460      20.5%
                           -------   -------    ------      ----

     Total revenue         $37,025   $35,505    $1,520       4.3%
                           =======   =======    ======      ====

Revenues increased due to significant third and fourth quarter shipments of the Company's new GentleLASE(TM) system and increased volume in the Company's Spanish subsidiary. Sclerolaser(TM) and AlexLAZR(TM) shipments continue to be strong. These increases were partially offset by a sales decline in the Japanese subsidiary, resulting from the devaluation of the Japanese Yen. International revenue as a percentage of total revenue represented 53% of revenue in fiscal 1998, compared to 52% in fiscal 1997. (See footnote 10).

The Company's gross margin decreased to 44% in fiscal 1998 from 48% in fiscal 1997 due to the negative effect of currency devaluation on the Japanese subsidiary and a decrease in gross margins of the skin care centers, the result of increased medical procedure costs. Gross margins from the laser operations decreased to 47% in fiscal 1998, in comparison to 50% in fiscal 1997.

Research and development spending decreased $89,000, or 4%, to $2,399,000 in fiscal 1998 from $2,488,000 in fiscal 1997. As a percent of revenue, research and development spending decreased to 6% in fiscal 1998 from 7% in fiscal 1997. The Company continues to build on its strengths in the dermatology markets and internal development efforts continue to be focused accordingly. The Company expects expenditures for research and development to be between 5% and 10% of annual revenue in future periods.

Selling, general and administrative expenses increased 12% to $15,271,000 in fiscal 1998 from $13,680,000 in fiscal 1997, as a result of significant charges incurred in the second quarter for legal fees, consulting expenses and an additional provision for potentially uncollectible accounts and notes receivable from a domestic distributor. Selling, general and administrative expenses as a percentage of total revenue increased to 41% in fiscal 1998 from 39% in fiscal 1997.

During the second quarter ended December 27, 1997, a restructuring charge was recorded against income in the amount of $2,609,000. This charge represents the anticipated costs associated with closing the Scottsdale, Arizona, LaserSpa(TM), including costs of maintaining the unused facility, the write-off of leasehold improvements an impairment write-down of the equipment at the site. Charges against the reserve for the year ended June 27, 1998 total $614,000, leaving a reserve balance of $1,995,000 at that date.

Interest income decreased to $42,000 in fiscal 1998 from $84,000 in fiscal 1997 as a result of a decrease in average cash balances. Interest expense increased to $235,000 in fiscal 1998 from $107,000 in fiscal 1997 as a result of the increased level of both debt and lease financing. Other expenses in fiscal 1998 of $123,000 and other expense in fiscal 1997 of $26,000 results primarily from foreign currency transactions.

Included in the Company's consolidated net income are results of operations of its wholly-owned subsidiary, Candela Skin Care Centers, Inc.(CSCC), consisting of a net loss of $5,539,000 in fiscal 1998 compared to a net loss of $3,448,000 for fiscal 1997. The increase in net loss results from the creation of the $2,609,000 reserve for restructuring charged in the second quarter of 1998.

The provision for income taxes in fiscal 1998 results from taxable income from the Company's subsidiaries in Spain and Japan.

As a result of the foregoing factors, the Company realized a net loss of $4,452,000, or $0.81 per share in fiscal 1998, compared to net income of $238,000 or $0.04 per share in fiscal 1997.


FISCAL 1997 COMPARED TO FISCAL 1996
-----------------------------------

Total revenue for fiscal 1997 and fiscal 1996 are as follows:

(in thousands)              1997      1996    $ Change  % change
                          --------  --------  --------  ---------

     Laser operations      $33,262   $28,264    $4,998      17.7%
     Skin care centers       2,243     2,149        94       4.4%
                           -------   -------    ------      ----

     Total Revenue         $35,505   $30,413    $5,092      16.7%
                           =======   =======    ======      ====

The increase in revenues for laser operations reflects significant shipments of the Company's leg vein device, the Sclerolaser(TM), the AlexLAZR(TM), used for removal of tattoos and pigmented lesions, and the Erbium YAG laser, used for skin resurfacing. Revenues for the Skin Care Centers reflect increases resulting from the opening of the new center in Scottsdale, AZ, and slight increases from the Boston, MA, center. International revenue as a percentage of total revenue represented 52% of revenue in 1997, compared to 53% in fiscal 1996.

Gross margin increased to 48% in fiscal 1997 from 45% in fiscal 1996, reflecting volume increases in the Company's new dermatology products offset in part by greater costs associated with the laser centers.

Research and development spending increased 37% to $2,488,000 in fiscal 1997 from $1,818,000 in fiscal 1996. As a percentage of revenue, research and development spending increased to 7% in fiscal 1997 from 6% in fiscal 1996. The Company continues to build on its strengths in the urology and dermatology markets and internal development efforts were refocused accordingly.

Selling, general and administrative expenses increased 39% to $13,680,000 in fiscal 1997 from $9,873,000 in fiscal 1996, as a result of increased spending associated with the establishment of the skin care centers and increased marketing expenses. Selling, general and administrative expenses as a percentage of total revenue increased to 38% in fiscal 1997 from 32% in fiscal 1996.

Interest income decreased to $84,000 in fiscal 1997 from $93,000 in fiscal 1996 as a result of a decrease in average cash balances. Interest expense increased to $107,000 in fiscal 1997 from $49,000 in fiscal 1996 as a result of an increased level of both debt and lease financing. Other expenses in fiscal 1997 of $26,000 and other expense in fiscal 1996 of $207,000 results primarily from foreign currency transactions.

Included in the Company's consolidated net income are results of operations of its wholly-owned subsidiary, CSCC, consisting of a net loss of $3,448,000 in fiscal 1997 compared to a net loss of $687,000 for fiscal 1996, its first year of operation. This increase in net loss is primarily due to various start-up costs associated with CSCC's facilities, all of which were opened in fiscal 1997.

The provision for income taxes in fiscal 1997 results primarily from taxable income in the Company's subsidiary in Japan. Income taxes provided for in fiscal 1997 reflect an effective tax rate of 63%. This tax rate includes both foreign taxes, which generally are higher than those in the U.S., and state income taxes.

As a result of the foregoing factors, the Company realized net income of $238,000, or diluted earnings per share of $0.04 per share in fiscal 1997, compared to net income of $1,245,000, or diluted earnings per share of $0.22 per share in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 27, 1998, decreased to $1,615,000 from $2,674,000 at June 28, 1997. This decrease resulted primarily from operating losses incurred at CSCC and a reduction of accounts payable. Net cash used for operating activities amounted to $1,864,000 in fiscal 1998 in comparison to cash provided of $408,000 in fiscal 1997.

In June 1998, the Company borrowed 50,000,000 yen ($355,000) on a note against a customer's note receivable using a short-term note. As of June 27, 1998, the liability was $352,000, as converted at the year-end exchange rate, bearing interest at 1.825%. This note was paid on the due date of August 17, 1998. During fiscal 1997, the Company secured a $3,500,000 Line of Credit with a major bank expiring on December 1, 1998. The Line of Credit bears interest at 1% over the bank's prime lending rate and is collateralized by total domestic accounts receivable, international accounts receivable covered by credit insurance, inventory and a pledge of the stock of CSCC. The Company had utilized $2,700,000 of the credit facility at June 27, 1998. Also during fiscal 1997, the Company borrowed 75,000,000 yen ($677,000) on a two-year 1.745% note with a foreign bank. As of June 27, 1998, the value of this liability is $294,000, converted at the year-end exchange rate. The Company's remaining short-term and long-term debt is comprised solely of capital lease obligations, which were $362,000 and $828,000, respectively, at June 27, 1998, versus $346,000 and $1,149,000 at June 28, 1997.

The Company expects current cash flow, in conjunction with the remaining cash available under the Line of Credit, to enable it to operate for the foreseeable future.

The Company's experience has been to renew its bank financing arrangement annually, and management believes the Company will be able to renew the above line of credit on acceptable terms, however there is no assurance that they will be successful. In addition, the Company continues to evaluate alternative sources of financing, including both debt and equity arrangements, to ensure the Company has sufficient liquidity to fund operations throughout the next year. Should these alternatives not be possible, there could be material adverse implications for the Company's financial position and operations.

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

VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the timing of product sales, the timing of expenditures in anticipation of future product orders, the introduction and market acceptance of new products, effectiveness in managing manufacturing processes, changes in cost and availability of labor and product components, order cancellations, the budgetary cycles of its customers, the timing of regulatory approvals and the cost of operating the LaserSpa(TM) owned by the Company's wholly-owned subsidiary, Candela Skin Care Centers, Inc.. The Company's ability to accurately forecast future revenues and income for any period is necessarily limited, and any forward-looking information provided from time to time by the Company represents only management's then-best current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. A significant portion of the Company's revenues are attributable to international operations and those revenues are likely to continue to represent a significant portion of the Company's revenues in future periods. The Company's international business and financial performance may be adversely affected by a number of factors, including without limitations to fluctuations in exchange rates, tariffs and other trade barriers, adverse tax regulation, and adverse political and economic conditions. Adverse effects on the Company's international operations may have materially adverse effects on the Company's overall financial condition and operating results.

BUSINESS STRATEGIC DEVELOPMENT. While continuing to expand and diversify its core cosmetic and surgical laser equipment business, the Company embarked on a new business strategy of opening combined spa and laser cosmetic skin care centers. Currently the Company operates a combined spa/skin care facility in Boston, Massachusetts, created by combining the Company's skin care center previously located in Framingham, Massachusetts, with the spa in Boston. A Combined spa/skin care facility located in Scottsdale, Arizona, was closed in December 1997. While the Company continues to operate the Boston facility, it has made the decision to sell the assets of both the Scottsdale and the Boston facilities. In March 1998, the Company negotiated with a California-based aesthetic/cosmetic services group for the sale of both facilities. Since these negotiations failed to consummate the sale of the facilities to this group, the Company made the decision to place the sale/sublease of the facilities with a national real estate broker. The Company anticipates that the sale of both facilities will be finalized within the next fiscal year, but no assurances can be made that the sale/sublease will be successful. Additionally, the Company entered into a joint-venture with Egyptian investors to open a new laser cosmetic center in Cairo, Egypt. However, since results of operations were marginal, the joint venture was terminated. The surgical skin care treatments performed in the Boston skin care center are administered by board-certified physicians under contract with the Company's wholly-owned subsidiary, CSCC. While the target market for the Company's core laser equipment tends to be medical practice groups and other health care providers, its target market for its spa and skin care centers are individuals who are typically reached through entirely different marketing efforts. The cost structures, new client accretion methods and other demands associated with the Company's spa and skin care center are largely untested, and the Company could incur significant losses in relation thereto.

GOVERNMENTAL REGULATION. Medical devices are subject to governmental approval before they can be utilized for clinical studies or sold commercially. In addition, the Company's activities in connection with its CSCC business may subject the Company to additional regulation under state and federal laws. The process for obtaining the necessary approvals and compliance with applicable regulations can be costly and time-consuming. Many foreign countries in which the Company markets or may market its products have similar regulatory bodies and restrictions. There is no assurance that the Company will be able to obtain any such government approvals or successfully comply with any such regulations in a timely and cost-effective manner, if at all, and failure to do so may have an adverse effect on the Company's financial condition and results of operations.

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

RAPID TECHNOLOGICAL CHANGE; COMPETITION. The medical laser industry is subject to rapid and substantial technological development and product innovations. To be successful, the Company must be responsive to new developments in laser technology and new applications of existing technology, and the Company's financial condition and operating results may be adversely affected by the failure of new or existing products to compete favorably in response to such technological developments. In addition, the Company competes against numerous other companies offering products similar to those of the Company and/or alternative products and technologies, some of which have greater financial, marketing and technical resources than the Company. There can be no assurance the Company will be able to compete successfully these companies. In addition, the Company's CSCC operations face a wide range of competitors including hair salons, health spas, massage therapists, aestheticians, health and fitness clubs, personal trainers, dermatologists, plastic surgeons, cosmetic laser centers and cosmetic retailers. The Company also believes its CSCC operations will face competition from laser manufacturing companies that have, or may develop, plans to open facilities based on concepts similar to the Candela LaserSpa(TM) concept. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

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


Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

At June 27, 1998 the Company held foreign currency forward contracts with notional value totaling approximately $1,386,000 (183,687,568 Japanese Yen) compared to $500,000 (58,625,000 Japanese Yen) at June 28, 1997. These contracts have maturities prior to October 19, 1998. The carrying and net fair value of these contracts at June 27, 1998 was $0 and $127,000, respectively, compared to $0 and $12,000, respectively, at June 28, 1997.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

Financial statements and supplementary data are included herein and are indexed under item 14 (a) (1)-(2).


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

For information with respect to the Directors of the Company, see the section entitled "Election of Directors" appearing in the Company's Proxy Statement in connection with its 1998 Annual Meeting of Shareholders, which section is incorporated herein by reference. The current executive officers of the Company are set forth under the caption "Executive Officers" in Item 1 of this Form 10-K.


Item 11.  EXECUTIVE COMPENSATION
-------   ----------------------

See the section entitled "Executive Compensation and Other Information Concerning Officers and Directors" appearing in the Company's Proxy Statement in connection with its 1998 Annual Meeting of Shareholders, which section is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

See the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's Proxy Statement in connection with its 1998 Annual Meeting of Shareholders, which section is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

See the section entitled "Certain Transactions" appearing in the Company's Proxy Statement in connection with its 1998 Annual Meeting of Shareholders, which section is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------   ---------------------------------------------------------------

(a)  The following items are filed as part of this report:

(1)  Consolidated Financial Statements:
      ---------------------------------

     Report of Independent Accountants                                     F-1
     Consolidated Balance Sheets - June 27, 1998 and June 28, 1997         F-2
     Consolidated Statements of Operations - Years ended June 27,1998,
       June 28, 1997 and June 29, 1996                                     F-3
     Consolidated Statements of Stockholders' Equity - Years Ended
       June 27, 1998, June 28, 1997 and June 29, 1996                      F-4
     Consolidated Statements of Cash Flows - Years Ended June 27, 1998,
       June 28, 1997 and June 29, 1996                                     F-5
     Notes to Consolidated Financial Statements                            F-6

(2)  Consolidated Financial Statement Schedules:
     ------------------------------------------

     Schedule II - Valuation and Qualifying Accounts                       F-20

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

(3)  Exhibits: Except as otherwise noted, the following documents are
     --------
     incorporated by reference from the Company's Registration Statement on Form S-3 (File Number 33-24565):

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


         <FN10> Asset Purchase Agreement between the Company and Derma-Laser,
                Limited and Derma-Lase, Inc. dated June 23, 1994.

                Subsidiaries of the Company

                Consent of PricewaterhouseCoopers LLP (Independent Accountants)

                Financial Data Schedule 27

          <FN1> Previously filed as an exhibit to Registration Statement No.
                33-54448B and incorporated herein by reference.

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

          (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended June 27, 1998.

          (c) The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 14(a)(3) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 22, 1998.

                                    CANDELA CORPORATION

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


   Signature                    Title                   Date
-------------------           -------------            ---------

Gerard E. Puorro        President, Chief Executive     September 25, 1998
--------------------    Officer, and Director
Gerard E. Puorro        (Principal Executive Officer)

F. Paul Broyer          Senior Vice President of       September 25, 1998
--------------------    Finance and Administration,
F. Paul Broyer          Treasurer and Chief Financial
                        Officer

Kenneth D. Roberts      Chairman of the Board          September 25, 1998
--------------------    of Directors
Kenneth D. Roberts

Richard J. Cleveland    Director                       September 25, 1998
---------------------
Richard J. Cleveland

Robert E. Dornbush      Director                       September 25, 1998
---------------------
Robert E. Dornbush

Theodore G. Johnson     Director                       September 25, 1998
---------------------
Theodore G. Johnson

Douglas W. Scott        Director                       September 25, 1998
---------------------
Douglas W. Scott


                       REPORT OF INDEPENDENT ACCOUNTANTS

 To the Board of Directors and Stockholders of Candela Corporation:

 In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 23 present fairly, in all material respects, the financial position of Candela Corporation and its Subsidiaries at June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under
 Item 14(a)(2) on page 23 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



 Boston, Massachusetts                            PricewaterhouseCoopers LLP
 July 29, 1998, except for the information in the first paragraph of note 6, for which the date is August 7, 1998

                      Candela Corporation and Subsidiaries
                          Consolidated Balance Sheets
                        June 27, 1998 and June 28, 1997
                             (dollars in thousands)


Assets                                                   1998       1997
------                                                 ---------  --------

Current assets:
Cash and cash equivalents (Note 1)                     $  1,615   $ 2,674
Accounts receivable (net of allowance of $1,038 and
  $197 in 1998 and 1997, respectively)(Notes 1 & 6)       8,419     8,848
Notes receivable                                          1,486     1,284
Inventories (Notes 1 & 3)                                 7,241     6,776
Other current assets                                        200       522
                                                       --------   -------

Total current assets                                     18,961    20,104

Property and equipment, net (Note 4)                      3,120     3,523
Other assets                                                523     1,210
                                                       --------   -------

Total assets                                           $ 22,604   $24,837
                                                       ========   =======

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:

Accounts payable                                       $  4,292   $ 5,879
Accrued payroll and related expenses                      1,319       833
Accrued warranty costs                                    2,012     1,338
Income taxes payable                                        335       516
Restructuring reserve (Note 12)                           1,995         0
Other accrued liabilities                                   957       608
Lines of credit and short-term notes(Note 6)              3,052     1,000
Current portion of long-term debt (Note 6)                  597       827
Deferred income (Note 5)                                  1,763     2,071
                                                       --------   -------

Total current liabilities                                16,322    13,072

Long-term debt (Note 6)                                     887     1,519

Commitments and contingencies(Note 6)                        --        --

Stockholders' equity (Note 8):
 Common stock, $.01 par value: 30,000,000
 shares authorized;  5,479,020 and
 5,419,913 shares issued and outstanding
 in 1998 and 1997, respectively                              55        54

 Additional paid-in capital                              17,407    17,223
 Accumulated deficit                                    (11,337)   (6,885)
 Cumulative translation adjustment                         (730)     (146)
                                                       --------   -------

Total stockholders' equity                                5,395    10,246
                                                       --------   -------

Total liabilities and stockholders' equity             $ 22,604   $24,837
                                                       ========   =======


 The accompanying notes are an integral part of the consolidated financial statements.

                      Candela Corporation and Subsidiaries
                     Consolidated Statements of Operations
      For the years ended June 27, 1998, June 28, 1997, and June 29, 1996
                     (in thousands, except per share data)

                                           1998      1997      1996
                                         --------  --------  --------

Revenue:
 Product sales                           $25,917   $25,601   $20,403
 Services and other revenue               11,108     9,904    10,010
                                         -------   -------   -------
   Total revenue                          37,025    35,505    30,413

Cost of sales:
  Product sales                           11,272    11,195     9,159
  Services and other revenue               9,435     7,455     7,674
                                         -------   -------   -------
   Total cost of sales                    20,707    18,650    16,833
                                         -------   -------   -------

Gross profit                              16,318    16,855    13,580

Operating expenses:
  Research and development                 2,399     2,488     1,818
  Selling, general and administrative     15,271    13,680     9,873
  Restructuring charge                     2,609         0         0
                                         -------   -------   -------

   Total operating expenses               20,279    16,168    11,691
                                         -------   -------   -------

Income (loss) from operations             (3,961)      687     1,889
Other income (expense)
  Interest income                             42        84        93
  Interest expense                          (235)     (107)      (49)
  Other expense                             (123)      (26)     (207)
                                         -------   -------   -------

   Total other expense                      (316)      (49)     (163)
                                         -------   -------   -------

Income (loss) before income taxes         (4,277)      638     1,726
Provision for income taxes                   175       400       481
                                         -------   -------   -------

Net income (loss)                        $(4,452)  $   238   $ 1,245
                                         =======   =======   =======

Basic earnings (loss) per share          $ (0.81)  $  0.04   $  0.23

Diluted earnings (loss) per share        $ (0.81)  $  0.04   $  0.22
                                         =======   =======   =======

Weighted average shares outstanding        5,479     5,398     5,321

Adjusted weighted average shares
  outstanding                              5,479     5,673     5,652
                                         =======   =======   =======




 The accompanying notes are an integral part of the consolidated financial statements.

                      Candela Corporation and Subsidiaries
                Consolidated Statements of Stockholders' Equity
      For the years ended June 27, 1998, June 28, 1997, and June 29, 1996
                                 (in thousands)

                                                     Additional                                     Cumulative
                                                       Paid-in    Accumulated      Treasury        Translation
                                Common Stock           Capital     (Deficit)        Stock          Adjustment
                              ------------------     ----------   -----------   --------------     -----------
                              Shares      Amount                                Shares  Amount                   Total
                              ------      ------                                ------  ------                   -----
------------------------------------------------------------------------------------------------------------------------
 Balance, July 1, 1995         5,496       $54        $18,349      $ (8,294)   (197)    $(1,574)  $ 551         $ 9,086

 Sale of common stock
   under stock plans              86         1            244                                                       245
 Dividend paid by Le Pli                                                (26)                                        (26)
 Net income                                                           1,245                                       1,245
 Retirement of Treasury
   Stock                        (197)       (2)        (1,572)                  197       1,574                       0
 Conversion of
   Spa Management,Inc.
   to a C-Corporation                                      48           (48)                                          0
 Currency translation
   adjustment                                                                                      (585)           (585)
------------------------------------------------------------------------------------------------------------------------

 Balance June 29, 1996         5,385        53         17,069        (7,123)      0           0     (34)          9,965

 Sale of common stock
   under stock plans              35         1            154                                                       155
 Net income                                                             238                                         238
 Currency translation
   adjustment                                                                                      (112)           (112)
------------------------------------------------------------------------------------------------------------------------

 Balance June 28, 1997         5,420        54         17,223        (6,885)      0           0    (146)         10,246

 Sale of common stock
   under stock plans              59         1            184                                                       185
 Net loss                                                            (4,452)                                     (4,452)
 Currency translation
   adjustment                                                                                      (584)           (584)
------------------------------------------------------------------------------------------------------------------------

 Balance June 27, 1998         5,479       $55        $17,407      $(11,337)      0     $     0   $(730)        $ 5,395
------------------------------------------------------------------------------------------------------------------------




 The accompanying notes are an integral part of the consolidated financial statements.

                      Candela Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
     For the years ended June 27, 1998, June 28, 1997, and June 29, 1996
                                (In thousands)

                                                        1998      1997      1996
                                                      --------  --------  --------
Cash flows from operating activities:
  Net income (loss)                                   $(4,452)  $   238   $ 1,245
  Adjustments to reconcile net income (loss)
   to net cash provided by (used for)
   operating activities:
   Depreciation and amortization                          815       666       475
   Provision for bad debts                                844        36        36
   Provision for restructuring charges                  2,609         -         -
   Gain on disposal of equipment                            -         -        (8)
  Increase(decrease) in cash from working capital:
    Accounts receivable                                  (950)   (2,628)   (1,945)
    Notes receivable                                     (434)      620      (545)
    Inventories                                          (810)   (1,216)     (590)
    Other current assets                                  314      (188)       74
    Other assets                                          664      (529)     (171)
    Accounts payable                                   (1,046)    2,945     1,552
    Accrued payroll and related expenses                  491        88       130
    Deferred income                                      (241)      145       315
    Accrued warranty costs                                683       445       278
    Income taxes payable                                 (154)      181      (222)
    Restructuring reserve                                (501)        0         0
    Other accrued liabilities                             303      (395)       90
                                                      -------   -------   -------
Net cash provided by (used for) operating
  activities                                           (1,865)      408       714

Cash flows from investing activities:
  Proceeds from sale of assets                             24        50        10
  Purchases of property and equipment                    (401)   (1,867)     (377)
                                                      -------   -------   -------
Net cash used for investing activities                   (377)   (1,817)     (367)

Cash flows from financing activities:
  Net borrowings from lines of credit                   1,700     1,000         -
  Proceeds from issuance of debt                          480       655       479
  Principal payments on debt                             (441)     (422)     (225)
  Payments of capital lease obligations                  (390)     (258)     (125)
  Proceeds from issuance of common stock                  184       155       294
  Payment of dividends                                      -         -       (26)
                                                      -------   -------   -------

Net cash provided by financing activities               1,533     1,130       397

Effect of exchange rate changes on
 cash and cash equivalents                               (350)      (88)     (268)
                                                      -------   -------   -------

Net increase (decrease) in cash and
  cash equivalents                                     (1,059)     (367)      476

Cash and cash equivalents at beginning
  of period                                             2,674     3,041     2,565
                                                      -------   -------   -------

Cash and cash equivalents at end of period            $ 1,615   $ 2,674   $ 3,041
                                                      =======   =======   =======
Cash paid during the year for:
  Interest                                            $   235   $   107   $    50
  Income taxes                                        $   356   $   492   $   807

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


 Use of Estimates

 The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It is the belief of the Company's management that all necessary adjustments have been made for a proper presentation of results. Actual results could differ from those estimates and impact future results of operations and cash flows.


 Cash and Cash Equivalents

 The Company classifies investments purchased with a maturity at the date of acquisition of three months or less as cash equivalents. These are valued at cash plus accrued interest which approximates market value. At June 27, 1998 and June 28, 1997, substantially all cash equivalents were invested in overnight Repurchase Agreements or U.S. Treasury Bills with a major bank.

 Financial Instruments

 The Company operates internationally, with sales offices, customers, and vendors in several countries outside of the United States. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency forward contracts, a type of derivative financial instrument. Foreign currency exposures are accounted for on an accrual basis. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

 At June 27, 1998 the Company held foreign currency forward contracts with notional value totaling approximately $1,386,000 (183,687,568 Japanese Yen) compared to $500,000 (58,625,000 Japanese Yen) at June 28, 1997. These contracts have maturities prior to October 19, 1998. The carrying and net fair value of these contracts at June 27, 1998 was $0 and $127,000, respectively, compared to $0 and $12,000, respectively, at June 28, 1997.

 Accounts Receivable and Notes Receivable

 The Company's trade accounts receivables and notes receivables are primarily from sales to end users and distributors servicing the dermatology and urology markets, and reflect a broad domestic and international customer base. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.


 Inventory

 Inventory is stated at the lower of cost (first-in, first-out method) or market, using a standard costing system.


 Property and Equipment

 Purchased property and equipment is recorded at cost. Property and equipment purchased under capital lease arrangements is recorded at the lesser of cost or the present value of the minimum lease payments required during the lease period. Laser systems used for testing are capitalized at cost. Significant improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property and equipment, the costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income from operations. Depreciation and amortization are provided using the straight-line method over estimated useful lives as follows:

                                                            Number of Years
                                                            ---------------

   Leasehold improvements and assets under capital lease        2 to 5
   Office furniture and other equipment                         3 to 5
   Laser systems                                                  3


 Revenue Recognition

 Product sales - Revenue from product sales, except sales to certain distributors, are recognized at the time of shipment. Shipments made to distributors, for which payment to the Company is dependent on resale of the system, are not recognized as revenue unless the distributor demonstrates that the system is sold.

 Grants - Revenue from U.S. government contracts granted under the Small Business Innovation Research program. Government contracts limit reimbursement to 100% of allowable direct costs and a negotiated rate for indirect costs.
 The revenue is recognized as reimbursable costs are incurred.

 Service - Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period. Revenue from service administered through CSCC is recognized as the services are provided. Amounts received from the sale of gift certificates by CSCC are deferred and recognized as revenue when the services are provided.

 Research and Development

 Research and development costs are expensed as incurred.

 Foreign Currency Translation

 The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation of the Japanese and Spanish subsidiary balance sheets are accumulated as a separate component of stockholders' equity. Net exchange losses resulting from foreign currency transactions amounted to $138,000, $60,000 and $420,000 for fiscal 1998, 1997 and 1996, respectively, and are included in other expense.


 Product Warranty Costs

 The length of the Company's warranty on end user sales of medical devices is generally one year on parts and labor. Distributor sales generally include a parts warranty only. Estimated future costs for initial product warranties are provided for at the time of sale.


 Earnings (Loss) Per Share

 In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings (loss) per share amounts have been restated to conform with SFAS 128 requirements.




(numbers in thousands except per share amounts)

                                                   For the years ended
                                        -------------------------------------------
                                          June 27,           June 28,     June 29,
                                            1998               1997         1996
                                        -------------       -----------  ----------
 NUMERATOR
----------
 Net income(loss)                           $(4,452)          $  238         $1,245
                                            =======           ======         ======

 DENOMINATOR
------------
 BASIC EARNINGS PER SHARE
-------------------------
 Weighted average shares
      outstanding                             5,479            5,398          5,321
                                            -------           ------         ------
 Earnings(loss) per share                   $ (0.81)          $ 0.04         $ 0.23
                                            =======           ======         ======

 DILUTED EARNINGS PER SHARE
---------------------------
 Weighted average shares
      outstanding                             5,479            5,398          5,321
 Effect of dilutive options                       0              275            331
                                            -------           ------         ------
 Adjusted weighted average
      shares outstanding                      5,479            5,673          5,652
                                            -------           ------         ------
 Earnings(loss) per share                   $ (0.81)          $ 0.04         $ 0.22
                                            =======           ======         ======

 Dilutive options under FAS 128                   9
                                            =======

 Accounting for Stock-Based Compensation

 The company has elected the disclosure-only alternative permitted under SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has disclosed herein pro forma net income and pro forma earnings per share in the footnotes using the fair value based method for fiscal 1998, 1997, and 1996.

 New Accounting Pronouncements

 In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 Reporting Comprehensive Income ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. Management has not yet evaluated the effects of this change on its reporting of income. The Company will adopt SFAS 130 for its fiscal year ending July 3, 1999.

 In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." Based on the management approach to segment reporting, SFAS No. 131 establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports material revenue. The Company has adopted SFAS No. 131 for its fiscal year ending July 3, 1999, and management is currently evaluating its effects on the Company's reporting of segment information.


 2. Pooling of Interests

 On June 27, 1996, the Company acquired all of the outstanding shares of capital stock of Spa Management, Inc. The acquisition was effected through an exchange of 60,317 shares of the Company's common stock for all of the outstanding shares of capital stock of Spa Management, Inc. This transaction has been accounted for using the pooling of interests method of accounting. Spa Management, Inc., d/b/a Le Pli at the Heritage(Le Pli) was formed in May 1994, and is a Boston-based health spa with approximately 60 employees at the time of acquisition and specializes in personal care and health and beauty services.
 Le Pli (currently operating as Candela Skin Care Center of Boston, Inc.) operates as a wholly-owned subsidiary of CSCC.

 The following information presents certain income statement data of Candela Corporation and Spa Management, Inc. for the periods prior to the acquisition. The acquisition was substantially coincident with the fiscal year end close.

                                       (in thousands)
                             Candela          Spa
                           Corporation  Management, Inc.   Total
                           -----------  ----------------  -------
 Revenue for:
 Year ending
  June 29, 1996                $28,434       $1,979       $30,413

 Net Income (Loss) for:
 Year ending
  June 29, 1996                $ 1,210       $   35       $ 1,245


The accompanying consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisition of Le Pli. All prior period historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of Le Pli.

3.  Inventories

Inventories consist of the following at June 27, 1998 and June 28, 1997 (in thousands):

                                   1998    1997
                                  ------  ------

Raw Materials                     $3,110  $2,429
Work in process                    1,062   1,023
Finished goods                     3,069   3,324
                                  ------  ------
                                  $7,241  $6,776
                                  ======  ======

4.  Property and Equipment

Property and equipment consists of the following at June 27, 1998 and June 28, 1997 (in thousands):

                                                           1998    1997
                                                          ------  ------
Leasehold improvements                                    $2,033  $2,014
Office furniture                                             819   1,064
Laser systems                                                483     483
Computers and other equipment                              4,544   4,271
                                                          ------  ------
                                                           7,879   7,832
Less accumulated depreciation and amortization             4,759   4,309
                                                          ------  ------
Property and equipment, net                               $3,120  $3,523
                                                          ======  ======

Depreciation expense was approximately $684,000, $616,000, and $552,000 for fiscal 1998, 1997 and 1996, respectively.

Assets under capital lease obligations of $1,648,000 and $1,747,000 are included in property and equipment at June 27, 1998 and June 28, 1997, respectively. Accumulated depreciation on these assets was $ 818,000 and $769,000 at June 27, 1998 and June 28, 1997, respectively.


5.  Deferred Income

Deferred income consists of the following at June 27, 1998 and June 28, 1997 (in thousands):

                                                  1998    1997
                                                 ------  ------

Service contract revenue                         $1,026  $1,243
Gift certificate revenue                            343     362
Other                                               394     466
                                                 ------  ------
                                                 $1,763  $2,071
                                                 ======  ======

6.  Debt and Lease Obligations

Line of Credit

In February 1997, the Company obtained a renewable $3,500,000 revolving credit agreement with a bank with interest at 1% over the bank's prime lending rate (9.5%) at June 27, 1998). This line of credit is collateralized by all tangible and intangible assets plus international accounts receivable covered by credit insurance, and the pledge of stock of CSCC. The agreement contains restrictive covenants establishing maximum leverage, certain minimum ratios and minimum levels of net income. At June 27, 1998 the Company was in violation of one of the minimum ratio covenants. On August 7, 1998, the lender waived its rights under the agreement for the violation for the period ended June 30, 1998. As of June 27, 1998, the Company had utilized $2,700,000 of the line of credit compared to $1,000,000 as of June 28, 1997. This line of credit expires on December 1, 1998.

The Company's experience has been to renew its bank financing arrangement annually, and management believes the Company will be able to renew the above line of credit on acceptable terms, however there is no assurance that they will be successful. In addition, the Company continues to evaluate alternative sources of financing, including both debt and equity arrangements, to ensure the Company has sufficient liquidity to fund operations throughout the next year. Should these alternatives not be possible, there could be material adverse implications for the Company's financial position and operations.

Short-term Debt

In June 1998, the Company obtained a term bank loan denominated in 50,000,000 Japanese Yen($355,467), secured by a customer note receivable, bearing interest at 1.825% per annum with payment of interest in advance. The amount due at June 27, 1998, was $352,000, converted at the year-end exchange rate. The principal became due and was paid in August 1998.

Long-term Debt

The Company's long-term debt consists of the following at June 27, 1998 and June 28, 1997 (dollars in thousands):

                                                                 1998                 1997
                                                                 ----                 ----
Unsecured term bank loan denominated in 60,000,000
  Japanese Yen; interest at 1.95% per annum; quarterly
  payments of principal and interest through March 1998          $    0               $  196

Unsecured term bank loan denominated in 75,000,000
  Japanese yen; interest at 1.745% per annum; quarterly
  payments of principal and interest through September 1999         294                  655

Obligations under capital leases with options to
  purchase equipment; interest from 5.8% to 12.31% per annum;
  payments of principal and interest through March 2001           1,190                1,495
                                                                 ------               ------
                                                                  1,484                2,346
Less current portion                                                597                  827
                                                                 ------               ------

Total long-term debt                                             $  887               $1,519
                                                                 ======               ======

Lease Commitments

The Company leases several facilities and automobiles under noncancellable lease arrangements. The facility leases may be adjusted for increases in maintenance and insurance costs above specified levels. In addition, certain facility leases contain escalation provisions based on certain specified criteria, and one lease calls for the payment of additional rent based on a percentage of gross revenues above a base gross sales level for that particular location. These operating leases expire in various years through 2009. These leases may be renewed for periods ranging from one to five years.

 Future minimum lease payments under noncancellable operating leases with initial terms of one year or more consisted of the following at June 27, 1998:

(in thousands)
    1999                              $  788
    2000                                 647
    2001                                 645
    2002                                 489
    2003                                 407
    Thereafter                           894
                                      ------
    Total minimum lease payments      $3,870
                                      ======

 Total rent expense was approximately $848,000, $772,000 and $607,000 for fiscal 1998, 1997 and 1996, respectively.

 The Company had additions to capital lease obligations of approximately $84,000, $1,240,000, and $400,000 in fiscal 1998, 1997, and 1996 respectively, for the acquisition of certain equipment. These obligations are collateralized by the related equipment.

 Cash paid for interest, including interest on capital lease obligations, totaled approximately $235,000, $107,000 and $50,000 for fiscal 1998, 1997, and 1996 respectively.

 As of June 27, 1998, the Company's approximate minimum payment requirements under debt and capital lease obligations are as follows (in thousands):

                                         Fiscal
                                         ------
    1999                                 $3,742
    2000                                    516
    2001                                    333
    2002                                    125
                                         ------
    Total minimum payments                4,716
    Less interest                           180
                                         ------

    Present value of minimum payments     4,536
    Less current portion                  3,649
                                         ------
    Long-term obligations                $  887
                                         ======

 8.  Stockholders' Equity

 Stock Plans

 1985, 1987 and 1989 Candela Corporation Stock Option Plans

 The 1985, 1987 and 1989 Stock Option Plans (the "Plans") provide for the granting of incentive stock options to employees for the purchase of common stock at an exercise price not less than the fair market value of the stock on the date of grant. The 1987 and 1989 Stock Option Plans also provide for the granting of non-qualified stock options. The options generally become exercisable ratably over two or four years from the date of grant and expire ten years from the date of the grant. The maximum number of shares for which options may be granted under the 1989 Plan is 1,000,000 shares. The Board of Directors has terminated the granting of options under the 1985 and 1987 plans. On July 21, 1995, the Board of Directors approved the repricing of certain previously outstanding stock options. Options outstanding at prices ranging from $5.50 to $14.00 were amended to $3.1875, the fair market value of the stock on that date. In November 1995, the shareholders approved an increase in the number of shares under the 1989 Plan of 250,000 shares, changing the maximum number of shares that may be granted to 1,000,000. On April 28, 1998, the Board of Directors approved the repricing of certain outstanding stock options priced at $8.75 and $8.125. The exercise price of these options was amended to $3.25, the fair market value of the stock on that date.

 1996 Candela Skin Care Center Inc. Stock Option Plan

 During fiscal year 1996, CSCC adopted the 1996 Incentive and Non-Statutory Stock Option Plan under which options may be granted enabling the purchase, at a price not less than the fair market value, of the common stock on the date of grant for incentive stock options and at a price of not less than the par value of the common stock for non-qualified stock options. Options granted under this plan become exercisable at different rates over one to four years from the date of grant and expire ten years from the date of grant. As of June 27, 1998, there were no options to purchase shares of the subsidiary's common stock outstanding compared to 188,000 at June 28, 1997. All such options were issued with an exercise price equal to the fair market value of the subsidiary's common stock on the date of grant. During fiscal year 1998, the Board of Directors of Candela Corporation approved the conversion of all outstanding CSCC stock options to Candela Corporation stock options. CSCC options were converted at the rate of 0.21053 Candela Corporation options for each CSCC option. At the time of the conversion there were options for 193,000 shares outstanding which converted to options for 40,634 Candela Corporation shares at $4.75 per share, the fair market value of Candela Corporation stock on the date of the conversion.


 1990 and 1993 Candela Corporation Non-Employee Director Stock Option Plans

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

 The following is a summary of stock option activity under these Plans:

                                                                            Weighted Average
                                               Number of                    Exercise Price
                                                Shares     Option Price        Per Share
                                               ---------  --------------  -------------------

   Balance at July 1, 1995                       752,271                      $4.8100
   Granted                                       211,693   $3.1875-$ 9.875    $4.2092
   Exercised                                     (72,896)  $6.50  -$ 9.625    $3.2015
   Canceled                                     (232,965)  $2.00  -$15.50     $6.6946
                                                --------

   Balance at June 29, 1996                      658,103                      $4.1300
   Granted                                       296,500   $4.88  -$8.63      $6.9343
   Exercised                                     (22,591)  $2.00  -$7.25      $3.0484
   Canceled                                      (70,755)  $2.00  -$9.875     $6.8645
                                                --------

   Balance at June 28, 1997                      861,257                      $4.8800
   Granted                                       243,867   $3.25  -$4.75      $4.1028
   Exercised                                     (43,891)  $2.75  -$3.375     $3.1202
   Canceled                                     (269,973)  $2.75  -$9.875     $7.0516
                                                --------

   Balance at June 27, 1998                      791,260
                                                ========

   Options available for grant at June 27,1998                                163,970
                                                                              =======


 The following table summarizes information about stock options under the Option Plans outstanding at June 27, 1998:

          Options Outstanding                                    Options Exercisable
-------------------------------------------------     -------------------------------------

                         Weighted Average              Weighted                   Weighted
    Range of            Number         Remaining        Average       Number      Average
    Exercise         Outstanding at   Contractual       Exercise      as of       Exercise
     Prices          June 27, 1998    Life (years)       Price     June 27, 1998   Price
 $1.50  -$ 3.1875        237,796        5.01           $ 2.8315        200,296       $2.8561
 $3.25  -$ 3.3750        244,330        5.94           $ 3.3249        180,830       $3.3418
 $3.4375-$ 5.7500        242,434        8.37           $ 4.9382         68,511       $4.8587
 $6.1875-$14.5000         66,700        6.19           $ 7.2007         47,950       $7.083
                        --------                                       -------
 $1.50  -$14.5000        791,260        6.50           $ 3.9976        497,587       $3.7157
                        ========                                       =======

 The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized for options granted to employees and directors of the Company. Had compensation expense for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income and net income per share would have been reduced by $45,000, or $.01 per share in 1998, $416,000 or $.08 per share in 1997, and
 $250,000 or $.04 per share in 1996. The weighted average fair value of the options granted under the stock option plans and the shares issued under the employee stock purchase plan for 1998 and 1997, calculated using the Black Scholes pricing model, was $2.49, $4.93 and $2.77 per share, respectively.
 The following assumptions were used in the Black Scholes pricing model for options granted in 1998, 1997 and 1996, respectively:

                                                  1998         1997         1996
                                               -----------  -----------  -----------

   risk-free interest rate                           5.95%        5.93%        5.93%
   estimated volatility                                83%          85%          85%
   an expected life for stock options          six years    six years    six years
   an expected life for stock purchase plan    six months   six months   six months
    expected dividends                         none         none         none

 The effects of applying SFAS No. 123 in this pro-forma disclosure are not indicative of the pro-forma effect on net income in future years because SFAS No. 123 does not take into consideration pro-forma expenses related to options granted prior to 1996.

 1990 Candela Corporation Employee Stock Purchase Plan

 The 1990 Employee Stock Purchase Plan provides for the sale of up to 500,000 shares of common stock to eligible employees. The shares are issuable at the lesser of 85% of the average market price on the first or last day of semiannual periods. Substantially all full-time employees are eligible to participate in the plan.

 The following is a summary of shares issued under this plan:

                        Range of
            Shares   Price per share
           --------  ---------------

   1996      12,594    $1.75 - $4.50
   1997      11,483    $5.00
   1998      15,216    $2.50 - $3.75

 Reserved Shares

 The Company has reserved 1,425,186 shares of common stock for issuance under its stock plans.

 Candela Corporation Common Stock Warrants

 In connection with a litigation settlement in January 1991, the Company authorized warrants to purchase 300,000 shares of common stock in March 1992. The exercise price for the warrants is $6.875 per share, the fair market value of the Company's common stock on the date of the settlement. These warrants will expire in November 2000. There were 282,182 warrants issued in December, 1992. During 1997, 199 warrants were exercised. No warrants were exercised during fiscal 1998, 1996 or 1995. There were 281,983 warrants outstanding at June 27, 1998.

 Candela Corporation Stockholder Rights Plan

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

 Authorized Shares

 The total authorized shares is 30,000,000 as authorized at the 1995 annual meeting.

 Dividends

 Dividend distributions made by Le Pli prior to the acquisition, were principally for reimbursement of income tax liabilities of its former stockholders due to Le Pli's S-Corporation tax status. The Company currently intends to retain future earnings for use in its business and, therefore, does not expect to pay dividends in the foreseeable future.


 9.  Income Taxes

 The components of income before income taxes and the related provision for income taxes consists of the following for fiscal 1998, 1997 and 1996 (in thousands):

                                         1998     1997   1996
                                       --------  ------  -----
Income (loss) before income taxes:
     Domestic                          $(4,686)  $ (46)  $  698
     Foreign                               409     684    1,028
                                       -------   -----   ------
                                       $(4,277)  $ 638   $1,726
                                       =======   =====   ======
   Provision for income taxes:
     Current provision:
       Federal                         $     -   $   -      $   75
       State                                26      19          10
       Foreign                             149     381         396
                                       -------   -----      ------
   Total provision for income taxes    $   175   $ 400      $  481
                                       =======   =====      ======

 The components of the Company's deferred tax assets consist of the following at June 27, 1998 and June 28, 1997 (in thousands):

                                                           1998      1997
                                                         --------  --------
   Federal and state net operating loss carryforwards    $   607   $   660
   Federal and state tax credit carryforwards              1,816     1,630
   Inventory valuation reserves                              787       736
   Warranty reserve                                          771       498
   Deferred revenue                                          352       174
   Intercompany profit                                       265       335
   Bad debt reserve                                          393        59
   Restructuring reserve                                     798         -
   Pre-opening expense                                       349         -
   Other                                                      89        21
                                                         -------   -------

   Gross deferred tax asset                                6,227     4,113
   Valuation allowance                                    (6,227)   (4,113)
                                                         -------   -------

   Net deferred tax assets                               $     0   $     0
                                                         =======   =======

A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

                                      1998   1997   1996
                                      -----  -----  -----
Statutory rate                          34%    34%    34%
State taxes                              -      3      1
Differences between foreign and
 U.S. tax rates                          -     21      5
Utilization of deferred tax assets       -      -    (15)
Unbenefitted losses                    (35)    (2)     -
Other                                   (3)     7      3
                                      ----   ----   ----

Effective tax rate                     (4)%    63%    28%
                                      ====   ====   ====

Income taxes paid were $356,000, $492,000 and $807,000 in fiscal 1998, 1997 and
1996, respectively.

At June 27, 1998, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $1,786,000 which expire from 2008 to 2012. In addition, the Company has approximately $1,595,000 of credit carryforwards for federal income tax purposes expiring at various dates through 2012.


10.  Segment, Geographic and Major Customer Information

The Company operates principally in two industry segments; the design, manufacture sale and service of medical devices and related equipment, and the performance of services in the skin care/health spa industry.

Geographic data

Geographic information for fiscal 1998, 1997 and 1996 is as follows (in thousands):

                               1998       1997      1996
                             ---------  --------  --------
Revenue:
 United States                $24,943   $25,185   $20,886
 Intercompany                   8,342     6,303     6,043
                              -------   -------   -------
                               33,285    31,488    26,929

 Europe                         3,333       818       296
 Japan                          8,749     9,502     9,231
                              -------   -------   -------
                               45,367    41,808    36,456

 Elimination                   (8,342)   (6,303)   (6,043)
                              -------   -------   -------
                              $37,025   $35,505   $30,413
                              =======   =======   =======

Operating income(loss):
 United States                $(4,315)  $   (12)  $   833
 Europe                           364        86       (67)
 Japan                            174       616     1,006
 Elimination                     (184)       (3)      117
                              -------   -------   -------
                              $(3,961)  $   687   $ 1,889
                              =======   =======   =======

Geographic identification
 of assets

 United States               $ 28,911   $27,139   $17,135
 Europe                         2,575       852       532
 Japan                          4,372     5,901     5,401
 Elimination                  (13,254)   (9,055)   (3,734)
                             --------   -------   -------
                             $ 22,604   $24,837   $19,334
                             ========   =======   =======

Line of Business Data

Revenue
  Product sales and service              $34,322   $33,262   $28,264
  Skin care/health spa services            2,703     2,243     2,149
                                         -------   -------   -------
  Total Revenue                          $37,025   $35,505   $30,413
                                         =======   =======   =======

Operating income (loss)
  Product sales and service              $ 1,550   $ 4,073   $ 2,583
  Skin care/health spa services           (5,511)   (3,386)     (694)
                                         -------   -------   -------
  Total operating income (loss)          $(3,961)  $   687   $ 1,889
                                         =======   =======   =======

Depreciation and Amortization
  Product sales and service              $   308   $   281   $   369
  Skin care/health spa services              507       385       106
                                         -------   -------   -------
  Total Depreciation and Amortization    $   815   $   666   $   475
                                         =======   =======   =======

Capital Expenditures
  Product sales and service              $   241   $   243   $   238
  Skin care/health spa services              160     1,624       139
                                         -------   -------   -------
  Total Amortization                     $   401   $ 1,867   $   377
                                         =======   =======   =======

United States revenue includes export sales to unaffiliated companies located principally in Western Europe, the Middle East, and in the Asia-Pacific region, which approximated $7,695,000, $8,188,000 and $6,245,000 for fiscal 1998, 1997 and 1996, respectively. One distributor customer accounted for 12% and 6% of total gross receivables at June 27, 1998 and June 28, 1997, respectively.

11. Employee Benefit Plans

The Company offers a savings plan which allows eligible U.S. employees to make tax-deferred contributions, a portion of which are matched by the Company. Company contributions vest ratably with three years of employment and amounted to $58,000, $84,000 and $57,000 in fiscal 1998, 1997 and 1996, respectively.

12. Restructuring Costs and Other Charges

During the second quarter ended December 27, 1997, the Company recorded a restructuring charge against income in the amount of $2,609,000. This charge represents the anticipated costs associated with closing the Scottsdale, Arizona, LaserSpa(TM), including costs of maintaining the facility, write-off of leasehold improvements, and a reserve against loss upon liquidation of the equipment at the site. Charges against the reserve for the year ended June 27, 1998 total $614,000, leaving a reserve balance of $1,995,000 at that date. The Company expects to complete its restructuring during fiscal 1999.

13. Quarterly Results of Operations (unaudited)

                                                 Quarter
1998                               First     Second     Third   Fourth
-------------------------------------------------------------------------

Net Revenues                       $7,822   $ 8,522    $8,617    $12,063
Gross Profit                        3,320     3,698     3,843      5,455
Restructuring charge                    -     2,609         -          -
Net Income (Loss)                    (851)   (4,441)     (194)     1,034
Earnings (Loss) per common share
 Basic                             $(0.16)  $ (0.82)   $(0.04)   $  0.19
 Diluted                           $(0.16)  $ (0.82)   $(0.04)   $  0.18

                                                Quarter
1997                              First     Second    Third     Fourth
------------------------------------------------------------------------

Net Revenues                      $7,639   $ 9,406    $8,790    $ 9,671
Gross Profit                       3,754     4,656     4,678      3,768
Net Income (Loss)                    510       736       303     (1,310)
Earnings (Loss) per common share
 Basic                            $ 0.09   $  0.14    $ 0.06    $ (0.24)
 Diluted                          $ 0.09   $  0.13    $ 0.05    $ (0.24)

                                  SCHEDULE II


                              CANDELA CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
      For the years ended June 27, 1998, June 28, 1997 and June 29, 1996


COLUMN A                                                                 COLUMN B    COLUMN C    COLUMN D    COLUMN E
                                                                        Balance at  Additions   Deductions  Balance at
                                                                        Beginning   Charged to     from       End of
Description                                                             of Period     Income     Reserves     Period
-----------------------------------------------------------------------------------------------------------------------

   Reserves deducted from assets to which they apply (in thousands):

   Allowance for doubtful accounts:

     Year ended June 27, 1998                                                 $197        $866        $ 25      $1,038
                                                                              ====        ====        ====      ======

     Year ended June 28, 1997                                                 $305        $ 42        $150      $  197
                                                                              ====        ====        ====      ======

     Year ended June 29, 1996                                                 $361        $ 36        $ 92      $  305
                                                                              ====        ====        ====      ======
   Restructuring reserve:

     Year ended June 27, 1998                                                 $  0      $2,609        $614      $1,995
                                                                              ====      ======        ====      ======




EXHIBIT INDEX

                                                  Page
                                                  ----
21    Subsidiaries of the Company                   27

23    Consent of PricewaterhouseCoopers LLP,
          Independent Accountants                   28

27    Financial Data Schedule                       29
