Form 10-K/A
period 1998-06-27
CANDELA CORP /DE/
filed 1998-10-23
CIK 793279

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

    For the fiscal year ended June 27, 1998
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

    For the transition period from _____ to ______.

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

                                 YES   X     NO ___
                                       -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of October 20, 1998 (computed based on the closing price of $4.438 of such stock on The NASDAQ National Market on October 20, 1998) was $10,765,856.

As of October 20, 1998, 5,481,606 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

         The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K as set forth on the pages attached hereto:

                                    PART I

ITEM 3.   LEGAL PROCEEDINGS
------    -----------------

         The Company's Dynamic Cooling Device(TM) (DCD) is manufactured and sold pursuant to a Technology License Agreement dated December 19, 1994, with the Regents of the University of California (Regents). This License Agreement grants the Company exclusive rights to dynamic cooling technology for use in conjunction with a laser that the Company has a right to manufacture, sell, or upgrade for use in dermatology and plastic surgery procedures that do not involve the shrinkage or removal of collagen. On or about June 10, 1997, the Regents sent to the Company a Notice of Partial Termination, alleging that the Company had breached the due diligence requirements of the License Agreement and purported to narrow the exclusive field of use granted to the Company. On or about June 13, 1997, the Company commenced litigation in the Massachusetts Superior Court against the Regents seeking a declaration that the Technology License Agreement remained in full force and effect and asserting claims for breach of the Technology License Agreement. The Regents removed the action to the United States District Court for the District of Massachusetts. On or about July 21, 1997, the Regents filed an Answer and Counterclaims against the Company alleging that the Company breached and remains in breach of the Technology License Agreement and sought a declaratory judgment that the Regents have the right to terminate the Technology License Agreement. On August 5, 1997, the Regents sent to the Company another Notice purporting to terminate the Technology License Agreement. The Company then pursued its declaratory judgment claim, and defended against the Regents' counterclaims. After fact discovery in this matter was substantially complete, the parties commenced settlement negotiations. On or about October 14, 1998, the parties concluded a settlement of this matter. The settlement did not have any material adverse financial impact on the Company. In accordance with the parties' settlement, the parties amended their Technology License Agreement to provide the Company with the right under the Regents' patent rights to make, use, sell, offer for sale, import and practice the dynamic cooling technology in all fields of use and to make grant sub-licenses, in accordance with certain requirements, for such technology. Further, the Company was not required to make any financial payment in connection with the settlement. In accordance with the parties' settlement, a stipulation was filed with the Court dismissing the action with prejudice.

         From time to time, the Company is a party to various legal proceedings incidental to its business. The Company believes that none of such other presently pending legal proceedings will have a material adverse effect upon its financial position, results of operation, or liquidity.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     NAME                                       AGE    POSITION
     ----                                       ---    --------
     Gerard E. Puorro........................    51    President, Chief
                                                       Executive Officer and
                                                       Director
     Kenneth D. Roberts......................    65    Chairman of the Board of
                                                       Directors
     Theodore G. Johnson.....................    66    Director
     Douglas W. Scott........................    52    Director
     Richard J. Cleveland, M.D...............    66    Director
     Robert E. Dornbush......................    51    Director


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

         Each of William B. Kelley, Vice President, North American and Latin American Sales for the Company, Robert Wilber, Vice President - Worldwide Service, Jay Caplan, Vice President, Operations and Mr. Scott failed to timely file a Statement of Beneficial Ownership of Securities on Form 4 for a single transaction. Each of Messrs. Cleveland, Dornbush, Roberts, Scott and Johnson failed to timely file an Annual Statement of Beneficial Ownership of Securities on Form 5 for two transactions. Each of Jay Caplan, Vice President, Operations for the Company, James C. Hsia, Senior Vice President, Research for the Company, Mr. Puorro and Robert Wilber, Vice President, Service for the Company, failed to timely file an Annual Statement of Beneficial Ownership of Securities on Form 5 for a single transaction. The foregoing information is based solely on the Company's review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 4 or 5 were required to be filed.

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

         On June 2, 1993, the Board of Directors of the Company adopted the 1993 Non-Employee Director Stock Option Plan, which was approved by the Company's shareholders on November 18, 1993. The 1993 Non-Employee Director Plan provides for the issuance of options for the purchase of up to 80,000 shares of the Company's Common Stock. Under this Plan, each member of the Company's Board of Directors who is neither an employee nor an officer of the Company receives a onetime grant of an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. The options generally become exercisable in equal amounts over a period of two years from the date of grant, expire ten years after the date of grant and are nontransferable. To date, options for the purchase of 50,000 shares have been granted at exercise prices ranging from $1.625 to $3.25 per share.

         On December 24, 1996, Dr. Cleveland, a director of the Company, was granted non-statutory options to purchase 20,000 shares of the common stock of Candela Skin Care Centers, Inc., a subsidiary of the Company, at an exercise price of $1.00. These non-statutory options were granted pursuant to the terms of the Candela Skin Care Centers, Inc. 1996 Incentive and Non-Statutory Stock Option Plan, have a term of 10 years from the date of grant and become exercisable over a four-year period. On August 21, 1997, options granted under the CSCC Plan were converted to options in Candela Corporation at the rate of
0.21053 Candela Corporation options for each CSCC option. Mr. Cleveland realized options for 4,211 Candela Corporation as a result of this conversion.

         On August 14, 1997, Non-Qualified Options to purchase 10,000 shares of the Company's Common Stock were granted to each of Theodore G. Johnson, Kenneth
D. Roberts, Richard J. Cleveland, Douglas W. Scott and Robert E. Dornbush, at an exercise price of $4.688 per share, such price being the market price of the Common Stock on the date of the grant. These Non-Qualified Options were granted pursuant to the Company's 1989 Stock Plan (the "Plan") and vest in equal 50% amounts on each of the first and second anniversaries of the date of the grant, provided that each such optionee continues to serve as a director of the Corporation on such anniversary date.


EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered to the Company, in all capacities, for the year ended June 27, 1998 by its Chief Executive Officer (the "CEO") and the four other most highly paid executive officers of the Company, in each case whose total salary and bonus exceeded $100,000 during the year ended June 27, 1998 (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION(1)               LONG-TERM
                                                                                       COMPENSATION
                                             ----------------------------------------------------------
       NAME AND PRINCIPAL          FISCAL                        OTHER ANNUAL            AWARDS(2)             ALL OTHER
            POSITION                YEAR       SALARY($)        COMPENSATION($)       OPTIONS/SARS(#)       COMPENSATION($)
--------------------------------------------------------------------------------------------------------------------------------
Gerard E. Puorro................    1998        237,500           114,885(3)             10,527(4)              4,972(5)
  Chief Executive Officer,          1997        209,792            15,000(3)            100,000(4)              3,046(5)
  President and Director            1996        207,615            15,000(3)             50,000(4)              2,376(5)

James C. Hsia, Ph.D.............    1998        155,000           105,188(6)             33,000(7)              2,942(8)
  Senior Vice President,            1997        141,686                --                20,000(7)              2,935(8)
  Research                          1996        131,019                --                40,000(7)              2,470(8)

William B. Kelley...............    1998        163,942            65,188(9)                 --                 2,443(10)
  Vice President, North             1997        156,988                --                25,000                 2,401(10)
  American Sales and Service        1996        135,520                --                    --                 1,934(10)

Jay D. Caplan...................    1998        130,000            54,674(9)              5,000                 2,100(12)
  Vice President, Operations        1997        120,000                --                20,000(11)             1,920(12)
                                    1996        102,500                --                12,525(11)                --

Robert Wilber...................    1998        108,844            46,772(9)             15,000                 8,009(13)
   Vice President - Worldwide       1997         93,301             5,000                    --                12,433(13)
   Service                          1996         86,554                --                 3,250                 8,956(13)

________________
(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported for the named executive officer.

(2) The Company did not grant any restricted stock awards or stock appreciation rights ("SARs") or make any long-term incentive plan pay-outs during the fiscal years ended June 27, 1998, June 28, 1997 or June 29, 1996.
(3) Fiscal years 1998, 1997 and 1996, each includes $15,000 for debt forgiveness. Fiscal 1998 also includes incentive bonus of $99,885.
(4) Options granted in fiscal 1996 for the purchase of 50,000 shares in Candela Skin Care Centers, Inc., a subsidiary of the Company, were converted to 10,527 during the fiscal year ended June 27, 1998. All rights and interests in options granted in fiscal 1997 to purchase 100,000 shares at $7.50 per share were forfeited during fiscal 1998.
(5) For fiscal 1998, includes $2,375 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $766 in life insurance premiums paid by the Company for the benefit of Mr. Puorro, and $1,831 for a Company provided automobile. For fiscal 1997, includes $2,320 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $726 in life insurance premiums paid by the Company for the benefit of Mr. Puorro. For fiscal 1996, includes $1,717 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $659 in life insurance premiums paid by the Company for the benefit of Mr. Puorro.
(6) Includes $65,188 incentive bonus approved by Board of Directors, based on Company results for second half of Fiscal 1998. Additionally, includes an Inventor's Bonus of $40,000 which was awarded to Dr. Hsia in fiscal 1998 for recognition of his involvement with the GentleLase(TM).
(7) During fiscal 1998 options granted in fiscal 1991 to purchase 8,000 shares of stock at $8.75 and options granted in fiscal 1992 to purchase 25,000 shares of stock were repriced at $3.25 per share. All rights and interests in options granted in fiscal 1996 to purchase 15,000 shares at $9.875 per share and options granted in fiscal 1997 to purchase 20,000 shares at $7.50 were forfeited during fiscal 1998.
(8) For fiscal 1998, includes $2,144 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $798 in life insurance premiums paid by the Company for the benefit of Dr. Hsia. For fiscal 1997, includes $2,175 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $760 in life insurance premiums paid by the Company for the benefit of Dr. Hsia. For fiscal 1996, includes $1,773 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $697 in life insurance premiums paid by the Company for the benefit of Dr. Hsia.
(9) Incentive bonus approved by Board of Directors, based on Company results for second half of Fiscal 1998.
(10) For fiscal 1998, includes $2,325 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $118 in life insurance premiums paid by the Company for the benefit of Mr. Kelley. For fiscal 1997, includes $2,291 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $110 in life insurance premiums paid by the Company for the benefit of Mr. Kelley. For fiscal 1996, includes $1,837 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $97 in life insurance premiums paid by the Company for the benefit of Mr. Kelley.
(11) All rights and interests in options granted in fiscal 1996 to purchase 10,000 shares at $9.875 per share and options granted in fiscal 1997 to purchase 20,000 shares at $7.50 were forfeited during fiscal 1998.
(12) For fiscal 1998, includes $1,950 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $150 in life insurance premiums paid by the Company for the benefit of Mr. Caplan. For fiscal 1997, includes $1,771 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $149 in life insurance premiums paid by the Company for the benefit of Mr. Caplan.
(13) For fiscal 1998, includes $1,533 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $6,476 in commissions paid on service contracts sold to customers. For fiscal 1997, includes $1,639 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $10,794 in commissions paid on service contracts sold to customers. For fiscal 1996, includes $1,406 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $7,550 in commissions paid on service contracts sold to customers.

OPTION GRANTS IN THE LAST FISCAL YEAR

         The following table sets forth grants of stock options pursuant to the Company's 1989 Stock Plan during the fiscal year ended June 27, 1998 to the Named Executive Officers listed in the Summary Compensation Table above.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                 POTENTIAL
                                                                                              REALIZABLE VALUE
                                                                                                 AT ASSUMED
                                                                                              ANNUAL RATES OF
                                             INDIVIDUAL GRANTS                                  STOCK PRICE
                                                                                              APPRECIATION FOR
                                                                                                 OPTIONS(1)
                             ---------------------------------------------------------    --------------------------
                                              PERCENT OF
          NAME                                   TOTAL
                                               OPTIONS/
                                              GRANTED TO     EXERCISE
                               OPTION         EMPLOYEES      OF BASE       EXPIR-
                              GRANTED         IN FISCAL       PRICE        ATION
                                 (#)            YEAR        ($/SHARE)      DATE               5%           10%
-------------------------   ----------------------------------------------------------    --------------------------
Gerard E. Puorro........       10,527(2)         5.43%            4.75         8/21/07        31,447       79,692
James C. Hsia, Ph.D.....       33,000(3)        17.03%            3.25         4/24/08        67,449      170,929
William B. Kelley.......           --               0%              --             --             --           --
Jay D. Caplan...........        5,000            2.58%            4.688        8/14/07        14,741       37,357
Robert Wilber...........       15,000            7.74%            4.688        8/14/07        44,224      112,072

----------------
   (1) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Company's Common Stock, as the case may be, over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.
  (2) These options were granted in fiscal 1996 for the purchase of 50,000 shares in Candela Skin Care Centers, Inc., a subsidiary of the Company, and converted to 10,527 options in the Company on August 21, 1997. These options have a term of ten years from the date of conversion, become exercisable one year from the date of conversion, and qualify as incentive stock options under Section 422 of the Internal Revenue Code.
  (3) Options for 8,000 shares, granted in fiscal 1991 at $8.75 per share were repriced on April 27, 1998, have a term of 10 years from the date of repricing, and are 100% vested at the date of repricing. Options for 25,000 shares, granted in fiscal 1992 at $8.125 per share were repriced on April 27, 1998, have a term of 10 years from the date of repricing, and are 100% vested at the date of repricing.

OPTION EXERCISES AND FISCAL YEAR END VALUES

         The following table sets forth information with respect to options to purchase (1) the Company's Common Stock granted under the 1987 Stock Option Plan and 1989 Stock Plan, and (2) shares of the Company's subsidiary, Candela Skin Care Centers, Inc. including (i) the number of shares purchased upon exercise of options in the most recent fiscal year, (ii) the net value realized upon such exercise, (iii) the number of unexercised options outstanding at June 27, 1998, and (iv) the value of such unexercised options at June 27, 1998:

            AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                          JUNE 27, 1998 OPTION VALUES

                                                                  NUMBER OF                      VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS                IN-THE-MONEY OPTIONS
                                                               AT JUNE 27, 1998 (#)             AT JUNE 27, 1998 ($)(2)
                                                          -----------------------------------------------------------------
                             SHARES         VALUE
                            ACQUIRED       REALIZED          EXERCIS-     UNEXERCIS-        EXERCIS-        UNEXERCIS-
NAME                       ON EXERCISE      ($)(1)            ABLE           ABLE             ABLE             ABLE
                               (#)
---------------------------------------------------------------------------------------------------------------------------
Gerard E. Puorro......         --            --             155,000(3)     35,527(3)         4,725            1,575
James C. Hsia, Ph.D...         --            --              76,796(4)         --(4)            --               --
William B. Kelley.....         --            --              60,464        23,750              850              315
Jay Caplan............         --            --               4,525(5)      5,000(5)            --               --
Robert Wilber.........         --            --               8,750        17,500            2,032            2,032

____________________
(1) Named Executive Officers will receive cash only if and when they sell the securities issued upon exercise of the options and the amount of cash received by such individuals is dependent on the value of such securities at the time of such sale, if any.
(2) Value is based on the difference between option grant price and the fair market value at 1998 fiscal year end ($2.813 per share as quoted on the NASDAQ Stock Market at the close of trading on June 26, 1998) multiplied by the number of shares underlying the option.
(3) All rights and interests in options granted in fiscal 1997 to purchase 100,000 shares at $7.50 per share were forfeited during fiscal 1998
(4) All rights and interests in options granted in fiscal 1996 to purchase 15,000 shares at $9.875 per share and options granted in fiscal 1997 to purchase 20,000 shares at $7.50 were forfeited during fiscal 1998.
(5) All rights and interests in options granted in fiscal 1996 to purchase 10,000 shares at $9.875 per share and options granted in fiscal 1997 to purchase 20,000 shares at $7.50 were forfeited during fiscal 1998.

OPTION REPRICING

    The following table sets forth information concerning the repricing of stock options held by certain executive officers of the Company since June 27, 1988, the date of the Company's initial public offering, including (i) the date of repricing; (ii) the number of shares subject to repricing; (iii) the market price at the time of repricing; (iv) the exercise price prior to repricing; (v) the new exercise price; and (vi) the original option term remaining at the date of repricing.


                          TEN YEAR OPTION REPRICINGS

                                      No. of                                                       Length of
                                      Securities                                                   Original term
                                      Underlying       Market Price     Exercise                   Remaining
                                      Options/         of Stock at      Price at                   At date of
                                      SAR's            Time of          Time of        New         Repricing
                        Date of       Repriced or      Repricing or     Repricing      Exercise        of
Name                    Repricing     Amended (#)      Amendment $      Amendment $    Price       Amendment
-------------------     ---------     -----------      -----------      -----------    -----       ---------
Gerard E. Puorro         7/21/95        5,000           3.1875          5.625           3.1875     3.7 years
                         7/21/95       25,000           3.1875          8.750           3.1875     5.9 years



James C. Hsia,PhD        4/27/98        8,000           3.25            8.75            3.25       3.0 years
                         4/27/98       25,000           3.25            8.125           3.25       3.75 years


William B. Kelley        8/10/89        1,200           7.375           9.625           7.37       9 years
                         7/21/95        7,000           3.1875          8.50            3.1875     6 years
                         7/21/95        6,000           3.1875          8.125           3.1875     6.5 years
                         7/21/95        1,514           3.1875          5.50            3.1875     8.4 years

Robert Wilber            7/21/95          750           3.1875          6.82            3.1875     4.25 years
                         7/21/95        1,500           3.1875          8.50            3.1875     6.1 years
                         7/21/95        1,000           3.1875          8.125           3.1875     6.5 years

Jay Caplan               7/21/95          525           3.1875          5.75            3.1875     3.9 years
                         7/21/95        2,000           3.1875          8.50            3.1875     6 years

COMPENSATION COMMITTEE REPORT ON OPTION REPRICING

         On April 27, 1998, the Stock Option and Compensation Committee of the Board of Directors (the "Compensation Committee") and the Board approved a reduction in exercise price of certain outstanding stock options held by James
C. Hsia, Ph.D, Senior Vice President of the Company to $3.25 per share, the fair market value of the Company's Common Stock on April 27, 1998. These options were granted in fiscal 1991 and fiscal 1992 at exercise prices ranging from $8.125 to $8.75 per share. Terms and conditions of the repriced options reflect full vesting at the time of repricing, with a term of 10 years.

         As set forth in the Company's Stock Option Plans, stock options are intended to provide incentives to the Company's officers and employees. The Compensation Committee believes that such equity incentives are a significant factor in the Company's ability to attract, retain and motivate key employees who are critical to the Company's long-term success. The Compensation Committee believed that, at their original exercise prices, the disparity between the exercise price of these options and recent market prices for the Company's Common Stock did not provide meaningful incentives to the employees holding these options. The Compensation Committee approved the repricing of these options as a means of ensuring that optionees will continue to have meaningful equity incentives to work toward the success of the Company. The adjustment was deemed by the Compensation Committee to be in the best interest of the Company and its shareholders.

                                   DOUGLAS W. SCOTT
                                   RICHARD J. CLEVELAND, M.D.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Company's executive compensation program is administered by the Compensation Committee, which consisted of Mr. Scott and Dr. Cleveland during fiscal 1998. Both members of the Compensation Committee are non-employee directors. Pursuant to the authority delegated by the Board of Directors the Compensation Committee each year sets the compensation of the Chief Executive Officer and reviews and approves the compensation of all other senior officers, including approval of annual salaries and bonuses as well as the grant of stock options to officers and employees.


Compensation Philosophy

         The goal of the Company is to attract and retain qualified executives in a competitive industry. To achieve this goal, the Compensation Committee applies the philosophy that compensation of executive officers, specifically including that of the Chief Executive Officer and President, should be linked to revenue growth, operating results and earnings per share performance.

         Under the supervision of the Compensation Committee, the Company has developed and implemented compensation policies. The Compensation Committee's executive compensation policies are designed to (i) enhance profitability of the Company and shareholder value, (ii) integrate compensation with the Company's annual and long-term performance goals, (iii) reward corporate performance, (iv) recognize individual initiative, achievement and hard work, and (v) assist the Company in attracting and retaining qualified executive officers. Currently, compensation under the executive compensation program is comprised of cash compensation in the form of annual base salary, bonus, and long-term incentive compensation in the form of stock options.

Base Salary

         In setting cash compensation for the Chief Executive Officer and reviewing and approving the cash compensation for all other officers, the Compensation Committee reviews salaries annually. The Compensation Committee's policy is to fix base salaries at levels comparable to the amounts paid to senior executives with comparable qualifications, experience and responsibilities at other companies of similar size and engaged in a similar business to that of the Company. In addition, the base salaries take into account the Company's relative performance as compared to comparable companies.

         The salary compensation for the executive officers is based upon their qualifications, experience and responsibilities, as well as the attainment of planned objectives. The Chief Executive Officer and President makes recommendations to the Compensation Committee regarding the planned objectives and executive compensation levels. The overall plans and operating performance levels upon which management compensation is based are approved by the Compensation Committee on an annual basis. During fiscal 1998, the Chief Executive Officer and President made recommendations for salary increases for the executive group, and the Compensation Committee granted an increase of 5% to one executive officer.

Bonus Compensation

         In addition to salary compensation, on January 19, 1998, the Compensation Committee established a Management Incentive Plan whereby senior executives recommended by the Chief Executive Officer and approved for inclusion in the Plan by the Compensation Committee receive bonus compensation based on a percentage of base salary. Bonuses paid under this Plan were a percentage of base salary for the second half of fiscal 1998 and were based on pre-tax profits, after bonus, for the third and fourth quarters and for the device business only. Bonuses paid were 42% of applicable annual salaries and totaled $425,699 in the aggregate.

Stock Options

         The Compensation Committee relies on incentive compensation in the form of stock options to retain and motivate executive officers. Incentive compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees, to encourage the executive officers and other employees to remain with the Company and to enable them to develop and maintain a stock ownership position in the Company's Common Stock. The Company's 1987 Stock Option Plan and 1989 Stock Plan, administered by the Compensation Committee, have been used for the granting of stock options. The Board of Directors has terminated the granting of options under the 1987 Stock Option Plan.

         The 1989 Stock Plan permits the Compensation Committee to grant stock options to eligible employees, including executive officers. Options generally become exercisable based upon a vesting schedule tied to years of future service to the Company. The value realizable from exercisable options is dependent upon the extent to which the Company's performance is reflected in the market price of the Company's Common Stock at any particular point in time. Equity compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees. The Compensation Committee has granted options in order to motivate these employees to maximize shareholder value. Generally, options granted to officers and employees vest over 2 or 4 years and expire after a 10-year period. The Compensation Committee has a general practice of awarding stock options at not less than the fair market value at the date of grant. As a result of this policy, executives and other employees are rewarded economically only to the extent that the shareholders also benefit through appreciation in the market.

         Options granted to employees are based on such factors as individual initiative, achievement and performance. In making grants to executives, the Compensation Committee evaluates each officer's total equity compensation package. The Compensation Committee generally reviews the option holdings of each of the executive officers, including vesting and exercise price and the then current value of such unvested options. The Compensation Committee considers equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of the Company's shareholders. In fiscal 1998, options to purchase shares of Common Stock were granted to Mr. Broyer, Mr. Caplan, Mr. Hsia, Mr. Puorro, and Mr. Wilber.

Mr. Puorro's Compensation

         The cash compensation program for the Chief Executive Officer and the President of the Company is designed to reward performance that enhances shareholder value. The compensation package is comprised of base pay and stock options, which is affected by the Company's revenue growth, market share growth, profitability, and growth in earnings per share. In fiscal 1998, Mr. Puorro's cash compensation remained at $237,500 per year. Additionally, outstanding options to purchase 50,000 shares in Candela Skin Care Centers, Inc., a subsidiary of the Company, were exchanged for options to purchase 10,527 shares of Common Stock of the Company. The Compensation Committee believes that Mr. Puorro's compensation has been, and is now, comparable to the salary of other Chief Executive Officers in other medical equipment companies, considering the size and rate of profitability of those companies.

         The Compensation Committee is satisfied that the executive officers of the Company are dedicated to achieving significant improvements in the long-term financial performance of the Company and that the compensation policies and programs implemented and administered have contributed and will continue to contribute toward achieving this goal.

         This report has been submitted by the members of the Stock Option and Compensation Committee:

                                               DOUGLAS W. SCOTT
                                               RICHARD J. CLEVELAND, M.D.


STOCK PERFORMANCE GRAPH

         The following graph illustrates a five year comparison of cumulative total shareholder return among the Company, the NASDAQ National Market Index and the Company's "Industry Index." The Company selected an index of companies in the electro-medical equipment industry as its industry group. Accordingly, the Industry Index reflects the performance of all companies that are included in the electro-medical equipment industry with 3845 as their Primary Standard Industrial Classification Code Number. The comparison assumes $100 was invested on June 30, 1992 (the date of the beginning of the Company's fifth preceding fiscal year) in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

------------------------------------------------FISCAL YEAR ENDING----------------------------------------
COMPANY/INDEX/MARKET            7/02/1993    7/01/1994    6/30/1995     6/28/1996    6/27/1997   6/26/1998

Candela Corp                       100.00       104.17        66.67        279.17       208.33       93.75

Electromedical Equipment           100.00       103.74       167.66        227.94       269.86      352.36

NASDAQ Market Index                100.00       109.66       128.61        161.89       195.02      258.52

EMPLOYMENT CONTRACTS

         The Company has a severance agreement with each of Messrs. Puorro, Hsia, Broyer, Kelley and Caplan. Under the Company's agreements the Company has agreed to continue payment of their respective base annual salary over 12 months in the event that their services for the Company are terminated for any reason except resignation. Under the Company's agreement with Mr. Puorro, he is entitled to receive 18 months of severance in the event that there is a change in control of the Company as defined by the agreement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of October 20, 1997 by (i) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock, (ii) each director or nominee to become a director of the Company, (iii) each executive officer identified in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group:

                                               AMOUNT OF BENEFICIAL OWNERSHIP(1)
                                               ---------------------------------

           NUMBER AND ADDRESS OF                      NUMBER OF SHARES                    PERCENT OF SHARES
            BENEFICIALLY OWNED                       BENEFICIALLY OWNED                   BENEFICIALLY OWNED
---------------------------------------------------------------------------------------------------------------------
Gerard E. Puorro( 2)......................               193,952                               3.4%

Theodore G. Johnson(3)....................                85,849                               1.6%

Kenneth D. Roberts(4).....................                51,500                               *

Douglas W. Scott(5).......................                28,750                               *

Richard J. Cleveland, M.D.(6).............                32,424                               *

Robert E. Dornbush(7).....................               319,835                               5.8%

James C. Hsia(8)..........................               104,672                               1.9%

William B. Kelley(9)......................                69,525                               1.3%

Singatronics Asset Holdings Private
  Limited(10).............................               831,004                              15.2%
  506 Chai Chee Lane
  Singapore 469026

William D. Witter, Inc.(11)...............             1,298,733                              23.7%
  153 East 53rd Street
  New York, NY 10022

All Directors and Executive                              926,034                              16.7%
  Officers as a Group (14 Persons)(12)....

--------------------
*    Represents less than 1% of the Company's outstanding Common Stock.
(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Pursuant to the rules of the Securities and Exchange Commission the number of shares of Common Stock deemed outstanding includes, for each person or group referred to in the table, shares issuable pursuant to options held by the respective person or group which may be exercised within 60 days after October 19, 1998.
(2) Includes 190,527 shares issuable pursuant to stock options exercisable within the 60 day period following October 19, 1998.
(3) Includes 28,000 shares issuable pursuant to stock options exercisable within the 60 day period following October 19, 1998.

(4) Includes 37,500 shares issuable pursuant to stock options exercisable within the 60 day period following October 19, 1998. Excludes 3,000 shares held by a trust for the benefit of one of Mr. Roberts' children as to which Mr. Roberts disclaims beneficial ownership.
(5) Includes 22,500 shares issuable pursuant to stock options exercisable within the 60 day period following October 19, 1998.
(6) Includes 25,424 shares issuable pursuant to stock options exercisable within the 60 day period following October 19, 1998.
(7) Includes 22,500 shares issuable pursuant to stock options exercisable within the 60 day period following October 19, 1998 and warrants to purchase 2,000 shares of Common Stock. Excludes 119,885 shares held by Kenan Greg Loomis which, by virtue of their expectation that they are likely to act in concert with respect to future transactions in the Company's securities, each of Messrs. Dornbush and Loomis may be deemed to own beneficially. However, each of Messrs. Dornbush and Loomis disclaims voting power and investment power over the securities of the Company owned by the other. Information based on Amendment No. 2 to Schedule 13D, dated September 9, 1992, and Amendment No. 6 to Schedule 13D, dated December 22, 1994 filed with the Securities and Exchange Commission.
(8) Includes 73,000 shares issuable pursuant to stock options exercisable within the 60 day period following October 19, 1998.
(9) Includes 69,000 shares issuable pursuant to stock options exercisable within the 60 day period following October 19, 1998.
(10) Includes warrants to purchase 39,142 shares of Common Stock. Information based on Amendment No. 3 to Schedule 13D, dated June 9, 1992 filed with the Securities and Exchange Commission.
(11) Information based on Amendment No. 2 to Schedule 13D which was filed with the Securities and Exchange Commission on January 30, 1998.
(12) Includes 505,726 shares subject to stock options exercisable within the 60 day period following October 19, 1998. Also includes warrants to purchase 2,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------   ---------------------------------------------------------------

(a)  The following items are filed as part of this report:

(3)  Exhibits: Except as otherwise noted, the following documents are
     --------
     incorporated by reference from the Company's Registration Statement on Form S-3 (File Number 33-24565):

 3.1                         Certificate of Incorporation, as amended
 3.2             <FN9>       By-laws of the Company, as amended and restated
 3.3             <FN1>       Agreement of Merger between Candela Corporation,
                             Inc., a Massachusetts corporation, and Candela
                             Laser Corporation, a Delaware corporation
 4.1             <FN6>       Form of Rights Agreement dated as of September 4,
                             1992 between the Company and The First National
                             Bank of Boston, as Rights Agent, which includes as
                             Exhibit A the Form of Rights Certificate, and as
                             Exhibit B the Summary of Rights to Rights to
                             Purchase Common Stock.
 4.2             <FN11>      Certificate of Amendment, dated as of March 25,
                             1996, by the Company.
 4.3             <FN11>      First Amendment to Rights Agreement, dated as of
                             March 25, 1996, between the Company and The First
                             National Bank of Boston.
 4.4             +           Form of Certificate of Amendment.
 4.5             +           Form of Second Amendment to the Rights Agreement
                             between the Company and Bank Boston, N.A., as
                             Rights Agent with Exhibits A and B attached
                             thereto, as approved by the Board of Directors of
                             the Company on September 30, 1998.
10.1             <FN1>       1985 Incentive Stock Option Plan
10.2                         1987 Stock Option Plan
10.2.1           <FN2>       1989 Stock Plan
10.2.2           <FN3>       1990 Employee Stock Purchase Plan
10.2.3           <FN3>       1990 Non-Employee Director Stock Option Plan
10.2.4           <FN7>       1993 Non-Employee Director Stock Option Plan
10.3             <FN7>       Lease for premises at 526 Boston Post Road,
                             Wayland, Massachusetts
10.4             <FN7>       Lease for premises at 530 Boston Post Road,
                             Wayland, Massachusetts
10.5                         Patent License Agreement between the Company and
                             Patlex Corporation effective as of July 1, 1988
10.6             <FN4>       License Agreement among the Company, Technomed
                             International, Inc. and Technomed International
                             S.A. dated as of December 20, 1990
10.7             <FN5>       License Agreement between the Company and Pillco
                             Limited Partnership effective as of October 1, 1991
10.8             <FN8>       Distribution Agreement between the Company and
                             Cryogenic Technology Limited, dated October 15,
                             1993
10.9             <FN10>      Asset Purchase Agreement between the Company and
                             Derma-Laser, Limited and Derma-Lase, Inc. dated
                             June 23, 1994.
10.10            +           Note and Warrant Purchase Agreement, dated as
                             October 15, 1998 between the Company, Massachusetts
                             Capital Resource Company, William D. Witter and
                             Michael D. Witter.
10.10.1          +           Form of Note delivered by the Company in the
                             aggregate principal amount of $3,700,000 to
                             Massachusetts Capital Resource Company, William D.
                             Witter and Michael D. Witter.
10.10.2          +           Form of Common Stock Purchase Warrant to purchase
                             an aggregate of 370,000 shares of the Company's
                             Common Stock delivered to Massachusetts Capital
                             Resource Company, William D. Witter and Michael D.
                             Witter.

21               *           Subsidiaries of the Company

23               *           Consent of PricewaterhouseCoopers LLP (Independent
                             Accountants)

27               *           Financial Data Schedule

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


                  <FN3>      Previously filed as an exhibit to the Company's
                             Annual Report on Form 10-K for the fiscal year ended June 30, 1990, and incorporated herein by reference.
                  <FN4>      Previously filed as an exhibit to Form 10-Q for the
                             quarter ended December 29, 1990, and incorporated herein by reference.
                  <FN5>      Previously filed as an exhibit to Form 10-Q for the
                             quarter ended September 28, 1991, and incorporated herein by reference.
                  <FN6>      Previously filed as an exhibit to Form 8-K, dated
                             September 8, 1992, and incorporated herein by reference.
                  <FN7>      Previously filed as an exhibit to the Company's
                             Annual Report on Form 10-K for the fiscal year ended July 3, 1993, and incorporated herein by reference.
                  <FN8>      Previously filed as an exhibit to Form 10-Q for the
                             quarter ended January 1, 1994, and incorporated herein by reference.
                  <FN9>      Previously filed as an exhibit to Form 10-Q for the
                             quarter ended April 2, 1994, and incorporated herein by reference.
                  <FN10>     Previously filed as an exhibit to the Company's
                             Annual Report on Form 10-K for the fiscal year ended July 2, 1994, and incorporated herein by reference.
                  <FN11>     Previously filed as an Exhibit to Form 8-K filed
                             March 25, 1996, and incorporated by reference herein.


                  *        Filed with Form 10-K on September 25, 1998.
                  +        Filed herewith.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of October, 1998.

                                   CANDELA CORPORATION


                                  By: /s/ Gerard E. Puorro
                                     ----------------------------
                                      Gerard E. Puorro
                                      President and Chief Executive Officer