Form 10-Q
period 1998-09-26
CANDELA CORP /DE/
filed 1998-11-09
CIK 793279

 ____________________________________________________________________________

 ____________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _______________________
                                   FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 26, 1998


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

                            _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
    ---------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Class                                Outstanding at November 3, 1998
----------------------------                   -------------------------------
Common Stock, $.01 par value                               5,481,686

 ____________________________________________________________________________

 ____________________________________________________________________________

                              CANDELA CORPORATION
                                     INDEX



                                                                        Page(s)
                                                                        -------

Part I.   Financial Information:

          Item 1.  Unaudited Condensed Consolidated Balance Sheets
                   as of September 26, 1998 and June 27, 1998               3

                   Unaudited Consolidated Statements of Operations
                   for the three months ended September 26, 1998 and
                   September 27, 1997                                       4

                   Unaudited Consolidated Statements of Cash Flows
                   for the three months ended September 26, 1998
                   and September 27, 1997                                   5

                   Notes to Unaudited Consolidated Financial
                   Statements                                              6-8


          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     9-11

                   Cautionary Statements                                  12-14

          Item 3.  Quantitative and Qualitative Disclosure
                   about Market Risk                                       14

Part II.  Other Information:

          Item 6.  Exhibits and Reports on Form 8-K                        15

                   Exhibit 27.1  Financial Data Schedule                   17

                        PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements
------------------------------

                              CANDELA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)


                                        September 26,       June 27,
                                            1998              1998
ASSETS
--------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                $ 2,463          $ 1,615
   Accounts receivable, net                   8,434            8,419
   Notes receivable                           1,548            1,486
   Inventories (Note 2)                       7,133            7,241
   Other current assets                         553              200
--------------------------------------------------------------------
     Total current assets                    20,131           18,961
--------------------------------------------------------------------
Property and equipment, net                   2,812            3,120
Other assets                                    481              523
--------------------------------------------------------------------
     Total Assets                           $23,424          $22,604
====================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------
Current liabilities:
   Accounts payable                         $ 4,013          $ 4,292
   Accrued payroll and related expenses       1,417            1,319
   Accrued warranty costs                     2,123            2,012
   Income taxes payable                         423              335
   Restructuring reserve                      1,929            1,995
   Other accrued liabilities                  1,333              957
   Lines of credit and short-term notes       2,945            3,052
   Current portion of long-term debt            365              597
   Deferred Income                            1,663            1,763
--------------------------------------------------------------------
     Total current liabilities               16,211           16,322
--------------------------------------------------------------------
Long-term debt                                  492              887
--------------------------------------------------------------------
Commitments and contingencies                     -                -
--------------------------------------------------------------------
Stockholders' equity:
   Common stock                                  55               55
   Additional paid-in capital                17,415           17,407
   Accumulated deficit                      (10,428)         (11,337)
   Cumulative translation adjustment           (321)            (730)
--------------------------------------------------------------------
     Total stockholders' equity               6,721            5,395
--------------------------------------------------------------------
     Total Liabilities and
     Stockholders' Equity                   $23,424          $22,604
====================================================================

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                              CANDELA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                  For the three months ended:
                                                 September 26,    September 27,
                                                     1998             1997
------------------------------------------------------------------------------
Revenue:
     Product sales                                   8,022            5,264
     Services and other revenue                      2,716            2,558
------------------------------------------------------------------------------
          Total revenue                             10,738            7,822

Cost of sales:
     Product costs                                   3,801            2,315
     Service costs and other cost of sales           1,873            2,187
------------------------------------------------------------------------------
          Total cost of sales                        5,674            4,502
------------------------------------------------------------------------------

Gross profit                                         5,064            3,320

Operating expenses:
     Research and development                          688              578
     Selling, general and administrative             3,333            3,394
------------------------------------------------------------------------------
          Total operating expenses                   4,021            3,972
------------------------------------------------------------------------------
Income (loss) from operations                        1,043             (652)

Other income (expense):
     Interest income                                    11                8
     Interest expense                                  (78)             (65)
     Other                                              34              (64)
------------------------------------------------------------------------------
          Total other income (expense)                 (33)            (121)
------------------------------------------------------------------------------
Income (loss) before income taxes                    1,010             (773)
Provision for income taxes                             100               78
------------------------------------------------------------------------------
Net income (loss)                                  $   910          $  (851)
==============================================================================

Basic earnings (loss) per share                    $  0.17          $ (0.16)

Diluted earnings (loss) per share                  $  0.16          $ (0.16)
==============================================================================

Weighted average shares outstanding                  5,479            5,426

Adjusted weighted average shares outstanding         5,566            5,426
==============================================================================


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                              CANDELA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                 For the three months ended:
                                             September 26,       September 27,
                                                 1998                1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                           $   910            $  (851)

     Adjustments to reconcile net income (loss)
        to net cash provided by (used for)
        operating activities:
     Depreciation and amortization                   180                202
     Provision for bad debts                          36                  9
     Increase (decrease) in cash from
        working capital:
        Accounts receivable                          300              2,777
        Notes receivable                             (13)              (253)
        Inventories                                  190               (840)
        Other current assets                        (497)                 6
        Other assets                                 (19)               115
        Accounts payable                            (734)            (1,473)
        Accrued payroll and related expenses          92               (116)
        Deferred income                             (102)              (208)
        Accrued warranty costs                       117                (53)
        Income taxes payable                         (13)              (180)
        Accrued restructuring charges                (38)
        Other accrued liabilities                    627                 95
-------------------------------------------------------------------------------
Net cash provided by (used for)
   operating activities                            1,036               (770)
-------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of property and equipment             (39)               (59)
-------------------------------------------------------------------------------
Net cash used for investing activities               (39)               (59)
-------------------------------------------------------------------------------

Cash flows from financing activities:
     Borrowings from line of credit, net               -                500
     Principal payments of long-term debt           (358)              (155)
     Principal  payments of capital
       lease obligations                            (132)              (102)
     Proceeds from the issuance
       of common stock                                 8                 35
     Proceeds from equipment financing                 -                 84

-------------------------------------------------------------------------------
Net cash provided by (used for)
  financing activities                              (482)               362
-------------------------------------------------------------------------------

Effect of exchange rates on cash and
 cash equivalents                                    333                (11)
-------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                          848              (478)
-------------------------------------------------------------------------------
Cash and cash equivalents at beginning
 of period                                          1,615             2,674
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period         $2,463           $ 2,196
===============================================================================

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                              CANDELA CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K/A for fiscal 1998, which should be read in conjunction with these statements. The financial information included herein is unaudited, with the exception of the consolidated balance sheet which has been derived from the audited consolidated balance sheet dated June 27, 1998. However, in the opinion of management, the statements include all necessary adjustments for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company's annual report on Form 10-K/A. The results for the three month period ended September 26, 1998, are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

   Inventories consist of the following (in thousands):

                          September 26, 1998  June 27, 1998
                          ------------------  -------------

       Raw materials             $2,925           $3,110
       Work in process            1,148            1,062
       Finished goods             3,060            3,069
                                 ------           ------
                                 $7,133           $7,241
                                 ======           ======


3. DEBT

   At September 26, 1998, the Company had utilized $2,700,000 of the line of credit at an interest rate of 9.5%. The Company was not in compliance with one of its debt covenants as of September 26, 1998. The Company is required to maintain a minimum quick ratio of 1.00:1.00, the Company's quick ratio was
   0.86:1.00 at the end of the period.   This violation was waived by the bank
   on October 22, 1998.

   Subsequent to quarter end, on October 15, 1998, the Company issued eight year, 9.75% subordinated notes to three investors in the aggregate amount of $3,700,000. The notes become due in October, 2006, and require quarterly
   interest payments.   In addition, the Company issued warrants to purchase
   370,000 shares of common stock to the note holders carrying an exercise price of $4.00 per share. The value ascribed to the warrants, using the Black Scholes pricing model, is $920,560 as of October 15, 1998. It was assumed that the exercise of the warrants will occur after 8 years.

   On October 22, 1998, part of the note proceeds was used to pay the full amount outstanding on the line of credit amounting to $2,700,000. However, the Company continues to maintain the revolving credit facility, which is presently scheduled to expire on December 1, 1998, absent a renewal thereof.

                              CANDELA CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

4. EARNINGS PER SHARE

   Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and, if dilutive, diluted earnings per share is computed by including common stock equivalents outstanding. Common stock equivalents include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

                                  For the three months ended
                                  --------------------------
                                  September 26,  September 27,
                                     1998          1997
                                     ----          ----
   NUMERATOR
   ---------
   Net income(loss)                 $  910      $  (851)
                                    ======      ========

   DENOMINATOR
   -----------
   BASIC EARNINGS PER SHARE
   ------------------------
   Weighted average shares
       outstanding                   5,479        5,426
                                    ------       ------

   Earnings(loss) per share         $ 0.17       $(0.16)
                                    ======       ======

   DILUTED EARNINGS PER SHARE
   --------------------------
   Weighted average shares
       outstanding                   5,479        5,426
                                    ------       ------

   Dilutive options                     87            0
                                    ------       ------

   Adjusted weighted average
       shares outstanding            5,566        5,426
                                    ------       ------

   Earnings(loss) per share         $ 0.16       $(0.16)
                                    ======       ======

   Dilutive options
       under FAS 128                                153
                                                 ======


5. RESTRUCTURING COSTS AND OTHER CHARGES

   During the quarter ended December 27, 1997, the Company recorded restructuring charges of $2,609,000 resulting from management's decision to close the LaserSpa(TM) located in Scottsdale, Arizona. During the quarter ended September 26, 1998, a total of $66,000 was charged against this reserve, representing costs associated with the shutdown of the Scottsdale facility. Plans to divest of the Scottsdale facility continue, however, as a result of the inability to liquidate the Company's position in Scottsdale, the Company feels there may be some costs incurred beyond the current year.

6. INCOME TAXES

   The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. Provision for income taxes for the three months ended September 26, 1998, reflects the utilization of a portion of the Company's domestic net operating loss carryforwards and minimum tax provisions calculated in Japan at a rate in excess of the U.S. statutory tax rate.

                              CANDELA CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

7. COMPREHENSIVE INCOME

   Effective June 28, 1998, the Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130") "Reporting Comprehensive Income." This Statement establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. The Company's comprehensive earnings were as follows:

                                           For the three months ended
                                           --------------------------
                                    September 26, 1998      September 27, 1997
                                --------------------------  -------------------

Net income                                $  910                  $  (851)
Foreign currency translation
 adjustment, net                             326                     (192)
                                          ------                  -------
                                          $1,236                  $(1,043)
                                          ======                  =======


8. NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." Based on the management approach to segment reporting, SFAS No. 131 establishes requirements to report selected segment information and to report entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports material revenue. The Company will adopt SFAS No. 131 for its fiscal year ending July 3, 1999, and management is currently evaluating its effects on the Company's reporting of segment information.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company plans to implement SFAS 133 for its fiscal year 2000. Had the Company implemented the policy in the current period it would not have a material impact on the consolidated financial statements.

                              CANDELA CORPORATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW:
---------

   Candela Corporation develops, manufactures, and distributes innovative clinical solutions that enable physicians, surgeons and personal care practitioners to treat selected cosmetic and medical problems using lasers, cryosurgery and other proven technologies. In addition, the Company operates one Company-owned LaserSpa(TM) (a combination skin care center and spa).


RESULTS OF OPERATIONS
---------------------

   Total revenue for the three months ended September 26, 1998, increased 37% to $10,738,000 in comparison to revenues of $7,822,000 for the same period a year earlier. Revenues increased as the Company made strong gains in the United States and European markets. The increase over the same period a year ago was mainly due to the introduction in March 1998 of the Company's GentleLASE(TM) product line, which experienced strong demand over the quarter and was not yet available for purchase during the same period last year. The Company's GentleLASE(TM) system was approved by the U.S. Food and Drug Administration as a hair removal device in July, 1998. Skin care center revenue increased 15% for the period, over the same period a year ago, reflecting increased revenue from cosmetic medical procedures offered at the skin care center.


Revenue for quarter 1:
   (thousands)
                                    1999          1998  Change
                                 -------        ------  ------
           Laser operations      $10,022        $7,199      39%
           Skin care centers         716           623      15%
                                 -------        ------

               Total             $10,738        $7,822      37%

   Gross margins were 47% for the three months ended September 26, 1998, compared to gross margins of 42% for the same period a year earlier. The increase in gross margin resulted from changes in the product mix, mainly increased sales of higher margin laser systems and the closing of the Scottsdale LaserSpa(TM).

   Research and development spending is associated with laser operations and increased 19% to $688,000 for the three months ended September 26, 1998 in comparison to $578,000 for the same period a year earlier. The increase in research and development reflect the Company's efforts to develop products and product improvements designed to enhance and augment the existing product lines.

   Selling, general and administrative expenses decreased 2%, from $3,394,000 to $3,333,000, for the three month period ending September 26, 1998 compared to the same period one year earlier. This reflects significant savings from operating a single LaserSpa(TM) over the period, when compared to the prior year, which savings were partially offset by increased marketing costs associated with the Company's increased sales volume.

   Income from operations was $1,043,000 for the three months ended September 26, 1998, compared to a loss of $652,000 for three months ended September 27, 1997.

                              CANDELA CORPORATION

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  ------------------------------------------------------------------------
           RESULTS OF OPERATIONS (CONTINUED)
           ---------------------------------

   Other income and expense reflected $33,000 in expenses for the three months ended September 26, 1998, in comparison to expenses of $121,000 for the same period a year earlier. The improvement resulted from a decrease in exchange losses incurred at the Company's foreign subsidiaries.

   The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. Provision for income taxes for the three months ended September 26, 1998, reflects the utilization of a portion of the Company's domestic net operating loss carryforwards and minimum tax provisions calculated in Japan at a rate in excess of the U.S. statutory tax rate.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   Cash provided by operating activities amounted to $1,036,000 for the three months ended September 26, 1998, in comparison to cash used for operating activities of $770,000 for the same period a year earlier. Cash used for investing activities totaled $39,000 for the first quarter compared to $59,000 for the same period a year earlier. Cash used for financing activities amounted to $482,000 in comparison to cash provided by financing activities of $362,000
over the same period a year earlier.   This reflects the payment of a short-term
note by the Company's Japanese subsidiary for 50,000,000 Japanese Yen, or $358,000 based on average exchange rates for the quarter, and the lack of any new borrowings during the period. The Company borrowed $500,000 on its line of credit during the same period a year ago.

   Cash and cash equivalents at September 26, 1998, increased by $848,000 to $2,463,000 from $1,615,000 at June 27, 1998, due principally to increases in shipments of the Company's new laser.

   In support of the Company's laser production operations, the Company maintains a renewable $3,500,000 line of credit with a major bank which expires on December 1, 1998. The line of credit bears interest at 1% over the bank's prime lending rate and is collateralized by total domestic and international accounts receivable, inventory, all tangible and intangible assets, and a pledge of the stock of CSCC. At September 26, 1998, the Company had utilized $2,700,000 of the line of credit at an interest rate of 9.5%. The Company was not in compliance with one financial covenant contained in the line of credit agreement as of September 26, 1998, however that covenant was waived by the bank. The Company is required to maintain a minimum quick ratio of 1.00:1.00, the Company's quick ratio was 0.86:1.00 at the end of the period.

   On October 15, 1998, subsequent to the end of the first quarter, the Company issued eight year, 9.75% subordinated notes to three investors in the aggregate amount of $3,700,000. The notes become due in October, 2006, and require quarterly interest payments. In addition, the Company issued warrants to purchase 370,000 shares of common stock to the note holders carrying an exercise price of $4.00 per share. The value ascribed to the warrants, using the Black Scholes pricing model, is $920,560 as of October 15, 1998. It was assumed that the exercise of the warrants will occur after 8 years. A portion of the proceeds of this debt issuance was used to repay all of the then outstanding debt on the line of credit. The Company feels that this debt issuance, in conjunction with the bank line of credit, will enable the Company to operate for the foreseeable future.

                              CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS (CONTINUED)
         -------------------------
   The Company's Japanese subsidiary has borrowed funds to be used for payment of equipment purchases made from the parent corporation. At September 26, 1998, this liability is $245,000, converted at the quarter-end exchange rate. The Company's remaining short-term and long-term debt is comprised of capital lease obligations which were $365,000 and $492,000 respectively, at September 26, 1998, compared to $362,000 and $828,000, respectively, at June 27, 1998.

YEAR 2000 COMPLIANCE
--------------------

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

                              CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS (CONTINUED)
         -------------------------


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

VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the timing of product sales, the timing of expenditures in anticipation of future product orders, the introduction and market acceptance of new products, effectiveness in managing manufacturing processes, changes in cost and availability of labor and product components, order cancellations, the budgetary cycles of its customers, the timing of regulatory approvals and the cost of operating the LaserSpa(TM) owned by the Company's wholly-owned subsidiary, Candela Skin Care Centers, Inc. ("CSCC"). The Company's ability to accurately forecast future revenues and income for any period is necessarily limited, and any forward-looking information provided from time to time by the Company represents only management's then-best current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. A significant portion of the Company's revenues are attributable to international operations and those revenues are likely to continue to represent a significant portion of the Company's revenues in future periods. The Company's international business and financial performance may be adversely affected by a number of factors, including without limitation, to fluctuations in exchange rates, tariffs and other trade barriers, adverse tax regulation, and adverse political and economic conditions. Adverse effects on the Company's international operations may have materially adverse effects on the Company's overall financial condition and operating results.

                              CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS (CONTINUED)
         -------------------------

BUSINESS STRATEGIC DEVELOPMENT. While continuing to expand and diversify its core cosmetic and surgical laser equipment business, the Company embarked on a new business strategy of opening combined spa and laser cosmetic skin care centers. Currently the Company operates a combined spa/skin care facility in Boston, Massachusetts, created by combining the Company's skin care center previously located in Framingham, Massachusetts, with the spa in Boston. A Combined spa/skin care facility located in Scottsdale, Arizona, was closed in December 1997. While the Company continues to operate the Boston facility, it has made the decision to sell the assets of both the Scottsdale and the Boston facilities. The Company anticipates that the sale of both facilities will be finalized within the fiscal year, but no assurances can be made that the sale/sublease will be successful. The surgical skin care treatments performed in the Boston skin care center are administered by board-certified physicians under contract with the Company's wholly-owned subsidiary, CSCC. While the target market for the Company's core laser equipment tends to be medical practice groups and other health care providers, its target market for its spa and skin care center is individuals who are typically reached through entirely different marketing efforts. The cost structures, new client accretion methods and other demands associated with the Company's spa and skin care center are largely untested, and the Company could incur significant losses in relation thereto.

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

RAPID TECHNOLOGICAL CHANGE; COMPETITION. The medical laser industry is subject to rapid and substantial technological development and product innovations. To be successful, the Company must be responsive to new developments in laser technology and new applications of existing technology, and the Company's financial condition and operating results may be adversely affected by the failure of new or existing products to compete favorably in response to such technological developments. In addition, the Company competes against numerous other companies offering products similar to those of the Company and/or alternative products and technologies, some of which have greater financial, marketing and technical resources than the Company. There can be no assurance the Company will be able to compete successfully against these companies. In addition, the Company's CSCC operation faces a wide range of competitors including hair salons, health spas, massage therapists, aestheticians, health and fitness clubs, personal trainers, dermatologists, plastic surgeons, cosmetic laser centers and cosmetic retailers. The Company also believes its CSCC

                              CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS (CONTINUED)
         -------------------------

operation will face competition from laser manufacturing companies that have, or may develop, plans to open facilities similar to those of the Company and/or alternative products and technologies, some of which have greater financial, marketing and technical resources than the Company. There can be no assurance the Company will be able to compete successfully with these companies. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

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



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At September 26, 1998 the Company held foreign currency forward contracts with notional value totaling approximately $1,369,000 (190,913,999 Japanese Yen) compared to $300,000 (58,625,000 Japanese Yen) at September 27, 1997. These contracts have maturities prior to January 14, 1999. The carrying and net fair value of these contracts at September 26, 1998 was $0 and ($32,000), respectively, compared to $0 and $4,000, respectively, at September 27, 1997.

                              CANDELA CORPORATION

                          PART II   OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

      (a) Exhibits

          Exhibit 27.1,  Financial Data Schedule,  page 17

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 26, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CANDELA CORPORATION
                             Registrant



Date: November 6, 1998       /s/ Gerard E. Puorro
      ----------------       ----------------------------
                               Gerard E. Puorro
                               (President and Chief Executive Officer)



Date: November 6, 1998       /s/ F. Paul Broyer
      ----------------       ----------------------------
                               F. Paul Broyer
                               (Senior Vice President of Finance and
                               Administration, Chief Financial Officer and
                               Treasurer)