Form 10-Q
period 1998-12-26
CANDELA CORP /DE/
filed 1999-02-09
CIK 793279

  ____________________________________________________________________________

  ____________________________________________________________________________


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _______________________
                                   FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended December 26, 1998


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

                            _______________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No ______
    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Class                               Outstanding at February 3, 1999
           ---------                             -------------------------------
  Common Stock, $.01 par value                              5,494,782

  ____________________________________________________________________________

  ____________________________________________________________________________

                              CANDELA CORPORATION
                                     INDEX

                                                                                 Page(s)
                                                                                 -------
Part I.   Financial Information:

          Item 1. Unaudited Condensed Consolidated Balance Sheets
                  as of December 26, 1998 and June 27, 1998                           3

                  Unaudited Condensed Consolidated Statements of
                  Operations for the three and six month periods ended
                  December 26, 1998 and December 27, 1997                             4

                  Unaudited Condensed Consolidated Statements of Cash
                  Flows for the six month period ended December 26, 1998
                  and December 27, 1997                                               5

                  Notes to Unaudited Condensed Consolidated
                  Financial Statements                                              6-8


          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              9-12

                  Cautionary Statements                                           12-14

          Item 3. Quantitative and Qualitative Disclosure
                  about Market Risk                                                  14


Part II.  Other Information:

          Item 6. Exhibits and Reports on Form 8-K                                   15

                  Exhibit 27.1 Financial Data Schedule                               17

                         PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              CANDELA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                                                       December 26,           June 27,
ASSETS                                                                                     1998                 1998
---------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                               $  4,849           $  1,615
   Accounts receivable, net                                                                  10,349              8,419
   Notes receivable                                                                           1,079              1,486
   Inventories                                                                                6,610              7,241
   Other current assets                                                                         795                200
---------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                   23,682             18,961
---------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                                   2,710              3,120
Other assets                                                                                    451                523
---------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                         $ 26,843           $ 22,604
===========================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                                                        $  4,133           $  4,292
   Accrued payroll and related expenses                                                       1,338              1,319
   Accrued warranty costs                                                                     2,357              2,012
   Income taxes payable                                                                         776                335
   Restructuring reserve                                                                      1,770              1,995
   Other accrued liabilities                                                                  1,616                957
   Lines of credit and short-term notes                                                           -              3,052
   Current portion of long-term debt                                                            574                597
   Deferred Income                                                                            2,031              1,763
---------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                              14,595             16,322
---------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                3,046                887
---------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                     -                  -
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock                                                                                  55                 55
   Additional paid-in capital                                                                18,525             17,407
   Accumulated deficit                                                                       (9,035)           (11,337)
   Cumulative translation adjustment                                                           (343)              (730)
---------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                              9,202              5,395
---------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                           $ 26,843           $ 22,604
===========================================================================================================================

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                              CANDELA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                        FOR THE THREE MONTHS ENDED:                 FOR THE SIX MONTHS ENDED:
                                                      DECEMBER 26,        DECEMBER 27,             DECEMBER 26,       DECEMBER 27,
                                                          1998                1997                     1998               1997
------------------------------------------------------------------------------------------------------------------------------------
REVENUE:
     PRODUCT SALES                                         $10,385           $ 5,682                $ 18,407            $ 10,946
     SERVICE AND OTHER REVENUE                               2,914             2,840                   5,630               5,399
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUE                                      13,299             8,522                  24,037              16,345

COST OF SALES:
     PRODUCT COSTS                                           4,505             2,576                   8,305               4,892
     SERVICE COSTS AND OTHER COST OF SALES                   1,994             2,248                   3,867               4,434
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL COST OF SALES                                 6,499             4,824                  12,172               9,326
------------------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                 6,800             3,698                  11,865               7,019

OPERATING EXPENSES:
     SELLING, GENERAL, AND ADMINISTRATIVE                    4,213             4,695                   7,546               8,090
     RESEARCH AND DEVELOPMENT                                  760               742                   1,448               1,320
     RESTRUCTURING CHARGE                                        -             2,609                       -               2,609
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                            4,973             8,046                   8,994              12,019
------------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                1,827            (4,348)                  2,871              (5,000)

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                            20                 9                      31                  17
     INTEREST EXPENSE                                         (163)              (69)                   (241)               (135)
     OTHER                                                      79               (33)                    112                 (96)
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (EXPENSE)                          (64)              (93)                    (98)               (214)
------------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                            1,763            (4,441)                  2,773              (5,214)
PROVISION FOR INCOME TAXES                                     370                 -                     470                  78
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                          $ 1,393           $(4,441)               $  2,303            $ (5,292)
====================================================================================================================================

BASIC EARNINGS (LOSS) PER SHARE                            $  0.25           $ (0.82)               $   0.42            $  (0.97)

DILUTED EARNINGS (LOSS) PER SHARE                          $  0.24           $ (0.82)               $   0.41            $  (0.97)
====================================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                          5,482             5,443                   5,480               5,443

ADJUSTED WEIGHTED AVERAGE SHARES
OUTSTANDING                                                  5,739             5,443                   5,650               5,443
====================================================================================================================================



    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                              CANDELA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                             For the six months ended:
                                                                                         December 26,         December 27,
                                                                                            1998                 1997
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                            $  2,303         $  (5,292)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                                                                  455               380
     Provision for restructuring charges                                                              -             2,609
     Accretion of imputed interest for debt discount                                                 24                 -
     Provision for bad debts                                                                         63               736
     Increase (decrease) in cash from working capital:
         Accounts receivable                                                                     (1,532)            2,576
         Notes receivable                                                                           574              (188)
         Inventories                                                                                769              (965)
         Other current assets                                                                      (572)               18
         Other assets                                                                               (52)              336
         Accounts payable                                                                          (736)           (1,410)
         Accrued payroll and related expenses                                                        13              (102)
         Deferred income                                                                            226              (287)
         Accrued warranty costs                                                                     305               (88)
         Income taxes payable                                                                       434              (193)
         Accrued restructuring charges                                                             (225)                -
         Other accrued liabilities                                                                  801               569

----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)  operating activities                                             2,850            (1,301)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                                              (121)             (141)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                             (121)             (141)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Borrowings from (repayments of) line of credit                                                 (2,700)              950
  Proceeds from issuance of debt and stock warrants                                               3,700                 -
  Principal payments of long-term debt                                                             (519)             (196)
  Principal payments of capital lease obligations                                                  (220)             (198)
  Proceeds from the issuance of common stock                                                         38                76
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                           299               632
----------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash and cash equivalents                                               206              (137)
----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                              3,234              (947)
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                                  1,615             2,674
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $  4,849         $   1,727
==================================================================================================================================

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                              CANDELA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1998, which should be read in conjunction with these statements. The financial information included herein is unaudited, with the exception of the consolidated balance sheet which has been derived from the audited consolidated balance sheet dated June 27, 1998. However, in the opinion of management, the statements include all necessary adjustments for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company's Annual Report on Form 10-K. The results for the three and six month periods ended December 26, 1998, are not necessarily indicative of the results to be expected for the full year.

2.    INVENTORIES

      Inventories consist of the following (in thousands):

                                 December 26, 1998     June  27, 1998
                                 -----------------     --------------
          Raw materials                $2,704               $3,110
          Work in process               1,166                1,062
          Finished goods                2,740                3,069
                                       ------               ------
                                       $6,610               $7,241
                                       ======               ======

3.    DEBT

      On October 15, 1998, the Company issued eight-year, 9.75% subordinated notes to three investors in the aggregate amount of $3,700,000. The notes become due in October, 2006, and require quarterly interest payments. In addition, the Company issued warrants to purchase 370,000 shares of common stock to the note holders which have an exercise price of $4.00 per share. The value ascribed to the warrants, using the Black Scholes pricing model, is $1,080,000 (measured as of the date of issuance). This value has been recorded as a component of Additional Paid-In Capital and represents a discount to Long-Term Debt. Interest expense, equal to such value, will be accreted to debt over the eight-year life of the warrants.

      On October 22, 1998, part of the note proceeds in the amount of $2,700,000 was used to retire the full amount then outstanding on the Company's line of credit. In December, 1998 this line of credit was renewed to expire on December 1, 1999, bearing interest at the bank's prime lending rate and collateralized by domestic accounts receivable, inventories, and a pledge of subsidiary stock. There are no borrowings currently outstanding on this line of credit.

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

                              CANDELA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                               For the three months ended       For the six months ended
                                               --------------------------       ------------------------
                                              December 26,     December 27,    December 26,    December 27,
                                                  1998           1997              1998           1997
                                                  ----           ----              ----           ----
      NUMERATOR
      ---------
      Net income(loss)                           $ 1,393        $(4,441)          $ 2,303        $(5,292)
                                                 =======        =======           =======        =======

      DENOMINATOR
      -----------
      BASIC EARNINGS PER SHARE
      ------------------------
      Weighted average shares
             outstanding                           5,482          5,443             5,480          5,443
                                                 -------        -------           -------        -------

      Earnings(loss) per share                   $  0.25        $ (0.82)          $  0.42        $ (0.97)
                                                 =======        =======           =======        =======

      DILUTED EARNINGS PER SHARE
      --------------------------
      Weighted average shares
             outstanding                           5,482          5,443             5,480          5,443

      Dilutive options and warrants                  257             --               170             --
                                                 -------        -------           -------        -------

      Adjusted weighted average
             shares outstanding                    5,739          5,443             5,650          5,443
                                                 -------        -------           -------        -------

      Earnings(loss) per share                   $  0.24        $ (0.82)          $  0.41        $ (0.97)
                                                 =======        =======           =======        =======

      Options totaling 231,000 and 216,000, respectively, for the three and six months ended December 27, 1997, were not included in the earnings per share calculation because they would have been anti-dilutive as a result of the losses in each of those periods.

5.    RESTRUCTURING COSTS AND OTHER CHARGES

      During the quarter ended December 27, 1997, the Company recorded restructuring charges of $2,609,000 resulting from management's decision to close the LaserSpa(TM) located in Scottsdale, Arizona. During the six months ended December 26, 1998, $225,000 was charged against this reserve, representing costs associated with the shutdown of the Scottsdale facility.

6.    INCOME TAXES

      The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. Provision for income taxes for the six months ended December 26, 1998, reflects the utilization of a portion of the Company's domestic net operating loss carryforwards and minimum tax provisions calculated in Japan at a rate in excess of the U.S. statutory tax rate.

      The Company had a net operating loss carryforward of approximately $1,786,000 and tax credit carryforwards of approximately $1,595,000 at June 28, 1998, the beginning of the current fiscal year. Based on current year operating results the Company anticipates utilizing all of the net operating loss carryforward and approximately $1,200,000 of the tax credit carryforwards.

                              CANDELA CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


      The Company had provided valuation allowances for 100% of the Deferred Tax Assets. Because the Company expects to utilize a portion of the Deferred Tax Asset, income tax expense has been reduced by $1,836,000 through a reduction in the valuation allowance, which will be taken ratably over the last three quarters of the current fiscal year. The effective tax rate for the year is expected to be approximately 21%.

7.    COMPREHENSIVE INCOME

      Effective June 28, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This statement establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. The Company's comprehensive earnings were as follows:


                                            For the three months ended         For the six months ended
                                            --------------------------         ------------------------
                                           December 26,     December 27,      December 26,   December 27,
                                              1998              1997              1998           1997
                                              ----              ----              ----           ----
      Net income                          $   1,393           $ (4,441)          $ 2,303       $  (5,292)
      Foreign currency translation
         adjustment, net                        (18)              (162)              308            (162)
                                          ---------           ---------          --------      ---------
                                          $   1,375           $ (4,603)          $ 2,611       $  (5,454)
                                          =========           ========           =======       =========

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

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company plans to implement SFAS 133 for its fiscal year 2000. Had the Company implemented the policy in the current period it would have increased assets and liabilities equal to the notional amount of forward currency contracts held by the Company in the amount of $1,463,000 and there would have been no material impact on the Statement of Operations and net income for the period.

                              CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


OVERVIEW:
--------

      Candela Corporation develops, manufactures, and distributes innovative clinical solutions that enable physicians, surgeons and personal care practitioners to treat selected cosmetic and medical problems using lasers, cryosurgery and other proven technologies. In addition, the Company operates one Company-owned LaserSpa(TM) (a combination skin care center and spa). Subsequent to the end of the quarter, the medical treatment component of the LaserSpa(TM) was discontinued.


RESULTS OF OPERATIONS
---------------------

      Total revenue for the three and six month periods ended December 26, 1998, were $13,299,000 and $24,037,000 respectively, in comparison to $8,522,000 and $16,345,000 for the three and six month periods a year earlier, representing a 56% and 47% increase respectively. The increase over the same periods a year ago was mainly due to shipments of the Company's GentleLASE(TM) laser, used primarily for hair removal procedures, which was not yet available for purchase during the same periods last year.

      Revenue for the second quarter and year to date, fiscal 1999 and 1998:

($ in 000's)                                      3 months                         6 months
                                                  --------                         --------
                                         FY 99      FY 98    Change       FY 99      FY 98     Change
                                         -----      -----    ------       -----      -----     ------
Laser operations                        $12,483    $ 7,787     60%       $22,504    $14,986      50%
Skin care centers                           816        735     11%         1,533      1,359      13%
                                        -------    -------               -------    -------

      Total                             $13,299    $ 8,522     56%       $24,037    $16,345      47%

      Gross margins were 51% and 49%, respectively, for the three month and six month periods ended December 26, 1998, compared to gross margins of 43% for both periods one year earlier. The increases in gross margin resulted mainly from increased sales of higher margin laser devices.

      Selling, general and administrative expenses decreased 10%, from $4,695,000 to $4,213,000, for the three month period ending December 26, 1998, compared to the same period one year earlier. For the six month period ended December 26, 1998, selling, general and administrative expenses decreased 7%, from $8,090,000 to $7,546,000, in comparison to the same six month period a year earlier. This reflects savings from operating only one LaserSpa(TM) during the period, partially offset by increased marketing and selling expenses associated with generating increased revenues in the Company's core laser equipment business. During the three months ended December 26, 1998, the Company incurred charges related to the closing of its sales office in The Netherlands and the reactivation of its sales subsidiary in Germany of approximately $100,000. During the same three month period a year ago, the Company incurred charges of $550,000 for a provision for uncollectible notes and accounts receivable from a distributor and one-time charges of $328,000 for legal and consulting work. For the three month period ended December 26, 1998, selling, general and administrative expenses decreased as a percentage of revenue to 32% of revenues compared to 55% of revenues for the same period a year earlier. For the six month period ended December 26, 1998, selling, general and administrative expenses decreased as a percentage of revenue to 31% of revenues compared to 49% of revenues for the same period a year earlier.

                               CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS (CONTINUED)
         -------------------------

      Research and development spending is associated with laser operations and increased 2% to $760,000 for the three months ended December 26, 1998, compared to $742,000 for the same period a year earlier. For the six month period ended December 26, 1998, research and development spending increased 10% to $1,448,000 in comparison to $1,320,000 for the same period a year earlier. The increase in research and development reflect the Company's efforts to develope products and product improvements designed to enhance and augment the existing product lines.

      During the quarter ended December 27, 1997, the Company recorded restructuring charges of $2,609,000 resulting from management's decision to close the LaserSpa(TM) located in Scottsdale, Arizona. During the six months ended December 26, 1998, a total of $225,000 was charged against this reserve, representing costs associated with the closure of the Scottsdale facility. The Company continues to pursue subleases of the Scottsdale facility, however, the Company feels there may be some costs incurred beyond the current fiscal year related to this facility, all of which have been reserved.

      Income from operations was $1,827,000 for the three months ended December 26, 1998, compared to a loss of $4,348,000 for the same period a year ago. Income from operations for the six month period ended December 26, 1998, increased by $7,871,000, from a $5,000,000 loss to profit of $2,871,000, in comparison to the same six month period a year ago.

      Other income and expense reflected $64,000 in expenses for the three months ended December 26, 1998, in comparison to expenses of $93,000 for the same period a year earlier. For the six month period ended December 26, 1998, other income and expense reflected $98,000 in expenses in comparison to $214,000 in expenses for the same period a year earlier. The improvement resulted from exchange gains realized at the Company's foreign subsidiaries, relative to exchange losses in the same periods a year earlier. This improvement was partially offset by increased interest costs related to higher levels of borrowing by the Company although the Company did pay down its line of credit facility in October with proceeds from the sale of its subordinated notes and warrants.

      The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. Provision for income taxes for the three and six months ended December 26, 1998, reflects the utilization of a portion of the Company's domestic net operating loss carryforwards and minimum tax provisions calculated in Japan at a rate in excess of the U.S. statutory tax rate. The Company had a net operating loss carryforward of approximately $1,786,000 and tax credit carryforwards of approximately $1,595,000 at June 28, 1998, the beginning of the current fiscal year. Based on current year operating results the Company anticipates utilizing all of the net operating loss carryforward and approximately $1,200,000 of the tax credit carryforwards. The Company had provided valuation allowances for 100% of the Deferred Tax Assets. Because the Company expects to utilize a portion of the Deferred Tax Asset, income tax expense has been reduced by $1,836,000 through a reduction in the valuation allowance, which will be taken ratably over the last three quarters of the current fiscal year. The effective tax rate for the year is expected to be approximately 21%.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities amounted to $2,850,000 for the six months ended December 26, 1998, in comparison to cash used for operating activities of $1,301,000 for the same period a year earlier reflecting increased operating earnings during the current period. Cash used for investing activities totaled $121,000 for the six months ended December 26, 1998, compared to $141,000 for the same period a year earlier. Cash provided by financing activities amounted to $299,000 in comparison to $632,000 for the same period a year earlier. This reflects $3,700,000 in cash provided from the issuance of eight-year, 9.75% subordinated notes and warrants, offset by payments of $2,700,000 on the Company's line of credit and payments on short-term notes by the Company's Japanese subsidiary for 66,666,000 Japanese Yen, or $519,000 based on average exchange rates for the six month period. The Company borrowed $950,000 on its line of credit during the same six month period a year ago.

                              CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
          OF OPERATIONS (CONTINUED)
          -------------------------


      Cash and cash equivalents at December 26, 1998, increased by $3,234,000 to $4,849,000 from $1,615,000 at June 27, 1998, due principally to higher cash receipts resulting from increases in shipments of the Company's new laser.

      On October 15, 1998, the Company issued eight-year, 9.75% subordinated notes to three investors in the aggregate amount of $3,700,000. The notes become due in October, 2006, and require quarterly interest payments. In addition, the Company issued warrants to purchase 370,000 shares of common stock to the note holders which have an exercise price of $4.00 per share. The value ascribed to the warrants, using the Black Scholes pricing model, is $1,080,000 (measured as of the date of issuance). This value has been recorded as a component of Additional Paid-In Capital and represents a discount to Long-Term Debt. Interest expense, equal to such value, will be accreted to debt over the eight-year life of the warrants.

      The Company also maintains a $3,500,000 line of credit with a major bank which expires December 1, 1999. The line of credit bears interest at the bank's prime lending rate and is collateralized by total domestic accounts receivable, inventories, and a pledge of subsidiary stock. The Company currently has no borrowings outstanding on this line of credit.

      The Company's Japanese subsidiary has borrowed funds to be used for payment of equipment purchases made from the parent corporation. At December 26, 1998, this liability was $208,000, converted at the quarter-end exchange rate. The Company's remaining short-term and long-term debt is comprised of capital lease obligations which were $366,000 and $426,000, respectively, at December 26, 1998, compared to $362,000 and $828,000, respectively, at June 27, 1998.

YEAR 2000 COMPLIANCE
--------------------

      The Company has established a committee to assess the implications of Year 2000 issues on operations, from information and financial systems to each aspect of its manufacturing processes, in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. Indications based on the internal assessment, which is approximately 50% complete, reveals minimal impact of Year 2000 issues on the Company. The Company has completed the initial assessment of Year 2000 issues. Though limited testing of systems has been performed to date, the Company has developed its systems and products with Year 2000 in mind, thus minimizing the impact of the change. The Company may conduct further testing and/or an external audit following the conclusion of its internal assessment. To date there has been a limited number of hours devoted to Year 2000 issues, with no additional cost expended in systems upgrades directly relating to Year 2000 issues. Present estimates for further expenditures of both employee time and expenses to address Year 2000 issues are between 40 and 120 hours and up to $20,000 of incremental expenses. All expenditures will be expensed as incurred and they are not expected to have a significant impact on the Company's ongoing results of operations.

      The Company has undertaken an informal survey of its suppliers' Year 2000 compliance status with responses indicating Year 2000 compliance at this time. Further, the Company has conferred with significant customers to assure that various systems used for data and information exchanges between them will be compatible following December 31, 1999.

      Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in internal manufacturing processes, information processing or interface with

                              CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
          OF OPERATIONS (CONTINUED)
          -------------------------


key customers, or with processing orders and billing. However, if certain critical third party providers, such as those supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of any such disruption.

     The Company is developing contingency plans relating to Year 2000 issues. There can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operation and financial condition.


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

VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the timing of product sales, the timing of expenditures in anticipation of future product orders, the introduction and market acceptance of new products, effectiveness in managing manufacturing processes, changes in cost and availability of labor and product components, order cancellations, the budgetary cycles of its customers, the timing of regulatory approvals and the cost of operating the Company's LaserSpa(TM). The Company's ability to accurately forecast future revenues and income for any period is necessarily limited, and any forward-looking information provided from time to time by the Company represents only management's then-best current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

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

BUSINESS STRATEGIC DEVELOPMENT. The Company has renewed its commitment to expand and diversify its core cosmetic and surgical laser equipment business. As part of this refocus, the Company has decided not to pursue additional skin care treatment or spa centers, and is actively seeking buyers for the two facilities it has sponsored in Scottsdale, Arizona and Boston, Massachusetts. The Company anticipates that the sale of both facilities will be finalized within the fiscal year, but no assurances can be made that the sale/sublease will be completed on terms favorable to the Company or at all within this time frame. Reserves have been established to cover the closure of the Scottsdale, Arizona, facility, however, there can be no assurances that the reserves will be adequate.

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

                              CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
          OF OPERATIONS (CONTINUED)
          -------------------------


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At December 26, 1998, the Company held foreign currency forward contracts with notional value totaling approximately $1,463,000 (179,773,000 Japanese Yen) compared to a value of $1,831,000 (232,271,000 Japanese Yen) at December 27, 1997. These contracts have maturities prior to April 15, 1999. The carrying and net fair value of these contracts at December 26, 1998, was $0 and ($70,000), respectively, compared to $0 and ($17,000), respectively, at December 27, 1997.

                              CANDELA CORPORATION

                           PART II OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

          Exhibit 27.1, Financial Data Schedule, page 17

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 26, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CANDELA CORPORATION
                                   Registrant



Date: February 5, 1999             /s/ Gerard E. Puorro
      ----------------             -----------------------------------
                                       Gerard E. Puorro
                                       (President and Chief Executive Officer)



Date: February 5, 1999             /s/ F. Paul Broyer
      ----------------             -----------------------------------
                                       F. Paul Broyer
                                       (Senior Vice President of Finance and
                                       Administration, Chief Financial Officer
                                       and Treasurer)