Form 10-Q
period 1999-03-27
CANDELA CORP /DE/
filed 1999-05-11
CIK 793279

  ----------------------------------------------------------------------------

  ----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                             -----------------------
                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 27, 1999


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
Yes     X      No
       ----       ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           CLASS                                  OUTSTANDING AT MAY 10, 1999
           -----                                  ---------------------------
Common Stock, $.01 par value                               5,545,887

  ----------------------------------------------------------------------------

  ----------------------------------------------------------------------------

                               CANDELA CORPORATION
                                      INDEX



                                                                                              Page(s)

Part I.      Financial Information:

             Item 1.  Unaudited Condensed Consolidated Balance Sheets
                       as of March 27, 1999 and June 27, 1998                                  3

                       Unaudited Condensed Consolidated Statements of
                       Operations for the three and nine month periods ended
                       March 27, 1999 and March 28, 1998                                       4

                       Unaudited Condensed Consolidated Statements of Cash
                       Flows for the nine month periods ended March 27, 1999
                       and March 28, 1998                                                      5

                       Notes to Unaudited Condensed Consolidated
                       Financial Statements                                                    6-9


             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                      10-13

                      Cautionary Statements                                                    13-15

             Item 3.  Quantitative and Qualitative Disclosure
                      about Market Risk                                                        15


      Part II.      Other Information:

                    Item 1.  Legal proceedings                                                 16
                    Item 4.  Submission of Matters to a Vote of Security Holders               16
                    Item 6.  Exhibits and Reports on Form 8-K                                  16

                      Exhibit 10.1, Exclusive Distribution Agreement dated as of
                      December 21, 1999, by and among the Company and Physicians
                      Sales and Services

                      Exhibit 10.2, Exclusive License Agreement dated February
                      14, 1995 and amended October 15, 1998 by and among the Company and The Regents of the University of California.

                       Exhibit 27.1  Financial Data Schedule

                                         PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                   CANDELA CORPORATION
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (in thousands)
                                                       (unaudited)



                                                                March 27,            June 27,
ASSETS                                                            1999                 1998
--------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                        $ 8,059            $ 1,615
     Accounts receivable, net                                           9,921              8,419
     Notes receivable                                                   1,582              1,486
     Inventories                                                        6,809              7,241
     Other current assets                                               1,174                200
--------------------------------------------------------------------------------------------------
          Total current assets                                         27,545             18,961
--------------------------------------------------------------------------------------------------
Property and equipment, net                                             2,533              3,120
Other assets                                                              370                523
--------------------------------------------------------------------------------------------------
          Total Assets                                                $30,448           $ 22,604
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                 $ 4,574            $ 4,292
     Accrued payroll and related expenses                               1,889              1,319
     Accrued warranty costs                                             2,356              2,012
     Income taxes payable                                               2,254                335
     Restructuring reserve                                              1,639              1,995
     Other accrued liabilities                                          1,680                957
     Lines of credit and short-term notes                                   -              3,052
     Current portion of long-term debt                                    488                597
     Deferred income                                                    1,687              1,763
--------------------------------------------------------------------------------------------------
          Total current liabilities                                    16,567             16,322
--------------------------------------------------------------------------------------------------
Long-term debt                                                          2,971                887
--------------------------------------------------------------------------------------------------
Commitments and contingencies                                               -                  -
--------------------------------------------------------------------------------------------------
Stockholders' equity:
     Common stock                                                          55                 55
     Additional paid-in capital                                        18,577             17,407
     Accumulated deficit                                              (7,127)           (11,337)
     Cumulative translation adjustment                                  (595)              (730)
--------------------------------------------------------------------------------------------------
          Total Stockholders' equity                                   10,910              5,395
--------------------------------------------------------------------------------------------------
          Total Liabilities and Stockholders' Equity                 $ 30,448           $ 22,604
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                         FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                       MARCH 27,           MARCH 28,         MARCH 27,         MARCH 28,
                                                          1999                1998             1999               1998
-----------------------------------------------------------------------------------------------------------------------------

REVENUE:
     PRODUCTS                                              $  12,847              $5,789      $  31,254           $  16,735
     SERVICE AND OTHER                                         2,997               2,828          8,627               8,227
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUE                                        15,844               8,617         39,881              24,962

COST OF REVENUE:
     PRODUCTS                                                  4,908               2,555         13,213               7,447
     SERVICE AND OTHER                                         1,912               2,219          5,780               6,653
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL COST OF REVENUE                                 6,820               4,774         18,993              14,100
-----------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                   9,024               3,843         20,888              10,862

OPERATING EXPENSES:
     SELLING, GENERAL, AND ADMINISTRATIVE                      4,586               3,331         12,131              11,421
     RESEARCH AND DEVELOPMENT                                    933                 659          2,381               1,979
     RESTRUCTURING CHARGE                                          -                   -              -               2,609
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                              5,519               3,990         14,512              16,009
-----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                  3,505               (147)          6,376             (5,147)

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                              29                  12             60                  29
     INTEREST EXPENSE                                          (136)                (47)          (377)               (181)
     OTHER                                                      (21)                (12)             91               (109)
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (EXPENSE)                          (128)                (47)          (226)               (261)
-----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                              3,377               (194)          6,150             (5,408)
PROVISION FOR INCOME TAXES                                     1,470                   -          1,940                  78
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                             $1,907              ($194)         $4,210            ($5,486)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE                                $0.35             $(0.04)          $0.77             $(1.01)

DILUTED EARNINGS (LOSS) PER SHARE                              $0.31             $(0.04)          $0.72             $(1.01)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                            5,498               5,448          5,486               5,446

ADJUSTED WEIGHTED AVERAGE SHARES                               6,168               5,448          5,841               5,446
OUTSTANDING
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   For the nine months ended:
                                                                                March 27,              March 28,
                                                                                 1999                      1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                           $  4,210               $  (5,486)
     Adjustments to reconcile net income (loss) to net
         Cash provided by (used for) operating activities:
         Depreciation and amortization                                                589                      586
         Provision for restructuring charges                                            -                    2,609
         Accretion of imputed interest for debt discount                               52                        -
         Provision for bad debts                                                       72                      790
         Increase (decrease) in cash from working capital:
             Accounts receivable                                                    (944)                    1,343
             Notes receivable                                                       (175)                       79
             Inventories                                                              540                  (1,550)
             Other current assets                                                   (979)                     (40)
             Other assets                                                            (32)                      583
             Accounts payable                                                       (179)                     (88)
             Accrued payroll and related expenses                                     511                     (60)
             Deferred income                                                        (129)                    (260)
             Accrued warranty costs                                                   340                       36
             Income taxes payable                                                   1,944                    (388)
             Accrued restructuring charges                                          (356)                    (484)
             Other accrued liabilities                                                994                      640
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)  operating activities                               6,460                  (1,690)
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from sale (purchase) of property, plant and equipment                   181                    (170)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                                  181                    (170)
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Borrowings from (repayments of) line of credit                               (2,700)                      950
     Proceeds from issuance of debt and stock warrants                              3,700                        -
     Principal payments of long-term debt                                           (627)                    (468)
     Proceeds from equipment financing                                                  -                       84
     Principal payments of capital lease obligations                                (540)                    (284)
     Proceeds from the issuance of common stock                                        90                      164
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                 (77)                      446
--------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash and cash equivalents                               (120)                    (120)
--------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                6,444                  (1,534)
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                    1,615                    2,674
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $  8,059                  $ 1,140
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the "Company") for fiscal 1998, which should be read in conjunction with these financial statements. The financial information included herein is unaudited, with the exception of the consolidated balance sheet which was derived from the audited consolidated balance sheet dated June 27, 1998. However, in the opinion of management, the statements include all necessary adjustments for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company's Annual Report on Form 10-K. The results for the three and nine month periods ended March 27, 1999, are not necessarily indicative of the results to be expected for the full year.

2.    INVENTORIES

      Inventories consist of the following (in thousands):

                                              MARCH 27, 1999  JUNE 27, 1998
                                              --------------  -------------

                   Raw materials                  $2,348       $3,110
                   Work in process                 1,833        1,062
                   Finished goods                  2,628        3,069
                                                  ------       ------
                                                  $6,809       $7,241
                                                  ------       ------
                                                  ------       ------


3.    DEBT

      On October 15, 1998, the Company issued eight-year, 9.75% subordinated notes to three investors in the aggregate amount of $3,700,000. The notes become due in October, 2006, and require quarterly interest payments. In addition, the Company issued warrants to purchase 370,000 shares of common stock to the note holders that have an exercise price of $4.00 per share. The value ascribed to the warrants, using the Black Scholes pricing model, is $1,080,000 (measured as of the date of issuance). This value has been recorded as a component of Additional Paid-In Capital and represents a discount to Long-Term Debt. Interest expense, equal to such value, will be accreted to debt over the eight-year life of the warrants.

      On October 22, 1998, $2,700,000 of the note proceeds was used to retire the full amount then outstanding on the Company's line of credit. In December, 1998, this line of credit was renewed and will expire on December 1, 1999, bearing interest at the bank's prime lending rate and collateralized by domestic accounts receivable, inventories, and a pledge of subsidiary stock. At March 27, 1999, there were no borrowings outstanding on this line of credit and no amounts were drawn from the line during the period.

4.    EARNINGS PER SHARE

      Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted earnings per share is computed by including common stock equivalents outstanding for the period. Common stock equivalents include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                              For the three months ended  For the nine months ended
                              --------------------------  -------------------------
                                  March 27,  March 28,     March 27,    March 28,
                                    1999       1998          1999          1998
                                  ---------  ---------     ---------    ---------

NUMERATOR
Net income(loss)                   $ 1,907     $  (194)     $ 4,210     $(5,486)
                                   -------     -------      -------     -------
                                   -------     -------      -------     -------


DENOMINATOR
BASIC EARNINGS PER SHARE
Weighted average shares
       outstanding                   5,498       5,448        5,486       5,446
                                   -------     -------      -------     -------


Earnings(loss) per share           $  0.35     $ (0.04)     $  0.77     $ (1.01)
                                   -------     -------      -------     -------
                                   -------     -------      -------     -------


DILUTED EARNINGS PER SHARE
Weighted average shares
       outstanding                   5,498       5,448        5,486       5,446

Effect of dilutive securities:
       Stock options                   438        --            252        --
       Stock warrants                  232        --            103        --
                                   -------     -------      -------     -------


Adjusted weighted average
       shares outstanding            6,168       5,448        5,841       5,446
                                   -------     -------      -------     -------


Earnings(loss) per share           $  0.31     $ (0.04)     $  0.72     $ (1.01)
                                   -------     -------      -------     -------
                                   -------     -------      -------     -------


      During the third quarter of 1999, options to purchase 32,500 shares of common stock at exercise prices ranging from $8.50 to $14.50 and with expiration dates ranging up to March 10, 2009 were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock. During the nine months ended March 27, 1999, options to purchase 326,500 shares of common stock at exercise prices ranging from $5.75 to $14.50 and with expiration dates ranging up to January 12, 2011, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock. Warrants to purchase 281,983 shares of common stock with exercise prices of $6.875 and with an expiration date of November 2000 were also outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock.

      Options to purchase 481,634 and 349,211 shares of common stock during the three and nine month periods ending March 28, 1998, respectively, at exercise prices ranging up to $14.50 and expiration dates ranging up to August 21, 2007, were outstanding, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock. Warrants to purchase 281,983 share of common stock with exercise prices of $6.875 and an expiration date of November 2000 were also outstanding, but were not included in the computation of diluted EPS because the warrants' exercise prices were greater than the average market price of the commons stock. Additionally, options totaling 108,000 and 171,000, respectively, for the three and nine months ended March 28, 1998, were not included in the earnings per share calculation as a result of the losses in each of those periods.

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


5.    RESTRUCTURING CHARGES

      During the quarter ended December 27, 1997, the Company recorded restructuring charges of $2,609,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. During the nine months ended March 27, 1999, $355,000 was charged against this reserve, representing costs associated with the shutdown of the Scottsdale facility.

6.    INCOME TAXES

      The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. Provision for income taxes for the nine months ended March 27, 1999, reflects the utilization of the Company's domestic net operating loss carryforwards and minimum tax provisions calculated in Japan at a rate in excess of the U.S. statutory tax rate.

      The Company had a net operating loss carryforward of approximately $2,174,000 and tax credit carryforwards of approximately $1,595,000 at June 28, 1998, the beginning of the current fiscal year. Based on current year operating results, the Company anticipates utilizing all of the net operating loss carryforward and tax credit carryforwards.

      The Company had provided valuation allowances for 100% of the deferred tax assets resulting from the net operating loss and tax credit carryforwards. Income tax expense for the nine month period ended March 27, 1999 has been reduced by $1,274,000 through a reduction in the valuation allowance.
      The Company expects the effective tax rate for the year to be approximately 36.5% which assumes the utilization of the remaining $662,000 of the deferred tax asset through a reduction in the valuation allowance during the last quarter of the current fiscal year.

7.    COMPREHENSIVE INCOME

      Effective the first quarter of 1999, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This statement establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. The Company's comprehensive earnings were as follows:

                               For the three months ended For the nine months ended
                               ----------------------------------------------------
                                 March 27,   March 28,    March 27,     March 28,
                                   1999        1998         1999          1998
                                 ---------   ---------    ---------     ---------

Net income                       $ 1,907      $  (194)     $ 4,210      $(5,486)
Foreign currency translation
   adjustment, net                  (142)          23          166         (331)
                                 -------      -------      -------      -------

                                 $ 1,765      $  (171)     $ 4,376      $(5,817)
                                 -------      -------      -------      -------
                                 -------      -------      -------      -------


8.    NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." Based on the management approach to segment reporting, SFAS No. 131 establishes

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company plans to implement SFAS 133 for its fiscal year 2000. Had the Company implemented the policy in the current period, it would have increased assets and liabilities equal to the notional amount of forward currency contracts held by the Company in the amount of $1,914,000, and there would have been no material impact on the statements of operations.

                               CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW:

      Candela Corporation develops, manufactures, and distributes innovative clinical solutions that enable physicians, surgeons and personal care practitioners to treat selected cosmetic and medical problems using lasers, cryosurgery and other proven technologies. Currently, the Company is expanding from its core customer base of plastic surgeons and dermatologists and has entered into a strategic distribution agreement to reach family and general practice physicians, ob/gyn specialists, and general and vascular surgeons. In addition, the Company operates one Company-owned skin care center.


RESULTS OF OPERATIONS

      Total revenue for the three and nine month periods ended March 27, 1999, were $15,844,000 and $39,881,000 respectively, in comparison to $8,617,000 and $24,962,000 for the three and nine month periods in the prior year, representing an 84% and 60% increase, respectively. The increases resulted primarily from a significant increase in shipments of the Company's hair removal laser, the GentleLASE(TM), which the Company began shipping in March, 1998. International product sales were 62% for the nine months of 1999 compared to 71% for the same period in 1998.

       Revenue for the third quarter and year to date, fiscal 1999 and 1998:

($ in 000's)                      3 MONTHS                           9 MONTHS
                                  --------                           -------
                      FY 99        FY 98        CHANGE      FY 99         FY 98      CHANGE
                      -----        -----        ------      -----        ------      ------
Laser operations      $15,123     $ 7,941          90%     $37,627     $22,927          64%
Skin care centers         721         676           7%       2,254       2,035          11%
                      -------      -------                  -------     -------

      Total           $15,844     $ 8,617          84%     $39,881     $24,962          60%


      Gross profits were 57% and 52%, respectively, for the three month and nine month periods ended March 27, 1999, compared to gross profits of 45% and 44% for the same periods one year earlier. The improved gross margins are the result of increased sales of higher margin laser systems and higher absorption of fixed portions of manufacturing overhead than in the same periods a year earlier. Gross profit for the nine months ended March 27, 1999, was favorable impacted by a reduction of the accrued warranty expense associated with the GentleLASE(TM). This reduction was based on our actual experience with first year warranty cost relating to GentleLASE(TM) shipments.

      Selling, general and administrative expenses increased from $3,331,000 to $4,586,000, for the three month period ending March 27, 1999, in comparison to the same period in the prior year, an increase of 38%. This increase is primarily a result of the increased costs incurred in supporting the Company's revenue growth, specifically, additional marketing and sales staff. Selling, general and administrative expenses decreased as a percentage of revenue to 29% from 39% for the same three month period a year ago. For the nine month period ended March 27, 1999, selling, general and administrative expenses increased 6%, from $11,421,000 to $12,131,000, in comparison to the same nine month period a year earlier. This increase reflects increased staffing levels in the Company's sales and marketing departments partially offset by savings realized from one, rather than two, skin care centers during the first six months of the fiscal year. Also impacting selling, general and administrative expense for the first nine months of fiscal 1999 was the accrual of approximately $600,000 for the payment of management bonuses which are tied to pre-tax profits derived from product and service revenue. In the first nine months of fiscal 1998, pre-tax profit targets had not yet been achieved, and no accrual was taken until the fourth quarter. We currently expect to accrue an additional $600,000 in management bonuses for the fourth quarter of fiscal 1999. Selling, general, and administrative expenses for the nine month period ended March 27, 1999, decreased to 30% as a percentage of revenue in comparison to 46% for the same period in the prior year.

                               CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      All research and development spending is for laser operations and increased 42% to $933,000 for the three months ended March 27, 1999, compared to $659,000 for the same period one year earlier. For the nine month period ended March 27, 1999, research and development spending increased 20% to $2,381,000 in comparison to $1,979,000 for the same period in the prior year. The increase in research and development reflect the Company's efforts to develop products and product improvements designed to enhance, augment, and expand the Company's existing product lines.

      During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2,609,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. During the nine months ended March 27, 1999, a total of $355,000 was charged against this reserve, representing costs associated with the Scottsdale facility. Candela continues to pursue a sublease of the Scottsdale facility, but if this effort is not successful, we could incur additional costs in excess of our existing reserve. Management believes that the reserve established to date will be sufficiently adequate so that no additional material charges will need to be recognized for at least the next 18 months.

      Income from operations was $3,505,000 for the three months ended March 27, 1999, compared to a loss of $147,000 for the same period in the prior year. Income from operations for the nine month period ended March 27, 1999, increased by $11,523,000, from a loss of $5,147,000 to a profit of $6,376,000, in comparison to the same nine month period in the prior year.

      Other income and expense reflected $128,000 in expenses for the three months ended March 27, 1999, in comparison to expenses of $47,000 for the same period a year earlier. This increase was primarily caused by increased interest charges resulting from a higher level of average borrowings during the period and non-cash interest charges related to the warrants issued in conjunction with the Company's subordinated notes. For the nine month period ended March 27, 1999, other income and expense reflected $226,000 in expenses in comparison to $261,000 in expenses, for the same period a year earlier. The improvement resulted from exchange gains realized at the Company's foreign subsidiaries, relative to exchange losses in the same period a year earlier that were partially offset by increased interest costs.

      The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. Provision for income taxes for the three and nine months ended March 27, 1999, reflects the utilization of a portion of the Company's domestic net operating loss carryforwards and minimum tax provisions calculated in Japan at a rate in excess of the U.S. statutory tax rate. The Company had a net operating loss carryforward of approximately $2,174,000 and tax credit carryforwards of approximately $1,595,000 at June 28, 1998, the beginning of the current fiscal year. Based on current year operating results, the Company anticipates utilizing all of the net operating loss carryforward and the tax credit carryforwards. The Company had provided valuation allowances for 100% of the deferred tax assets resulting from the net operating loss and tax credit carryforward. Income tax expense for the nine month period ended March 27, 1999 has been reduced by $1,284,000 through a reduction in the valuation allowance. The Company expects to utilize an additional $662,000 of the deferred tax asset through a reduction in the valuation allowance during the last quarter of the current fiscal year. The effective tax rate for the year is expected to be approximately 36.5%.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities amounted to $6,460,000 for the nine months ended March 27, 1999, in comparison to cash used for operating activities of $1,690,000 for the same period a year earlier reflecting increased operating earnings during the current period. Cash provided by investing activities totaled $181,000 for the nine months ended March 27, 1999 compared to cash used for investing activities of $170,000 for the same period in the prior year. Cash used for financing activities amounted to $77,000 in

                               CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

comparison to cash provided from financing activities of $446,000 for the same period a year earlier. This reflects $3,700,000 in cash provided from the issuance of eight-year, 9.75% subordinated notes and warrants, offset by payments of $2,700,000 on the Company's line of credit and payments on short-term notes by the Company's Japanese subsidiary for 74,999,000 Japanese Yen, or $627,000 based on average exchange rates for the nine month period. The Company borrowed $950,000 on its line of credit during the same nine month period a year ago.

      Cash and cash equivalents at March 27, 1999, increased by $6,444,000 to $8,059,000 from $1,615,000 at June 27, 1998, due principally to higher cash receipts resulting from increases in shipments of the Company's new laser.

      On October 15, 1998, the Company issued eight-year, 9.75% subordinated notes to three investors in the aggregate amount of $3,700,000. The notes become due in October, 2006, and require quarterly interest payments. In addition, the Company issued warrants to purchase 370,000 shares of common stock to the note holders that have an exercise price of $4.00 per share. The value ascribed to the warrants, using the Black Scholes pricing model, is $1,080,000 (measured as of the date of issuance). This value has been recorded as a component of Additional Paid-In Capital and represents a discount to Long-Term Debt. Interest expense, equal to such value, will be accreted to debt over the eight-year life of the warrants.

      The Company also maintains a $3,500,000 line of credit with a major bank which expires December 1, 1999. The line of credit bears interest at the bank's prime lending rate and is collateralized by total domestic accounts receivable, inventories, and a pledge of subsidiary stock. At March 27, 1999, the Company had no borrowings outstanding on this line of credit.

      The Company's Japanese subsidiary has borrowed funds to be used for payment of equipment purchases made from the parent corporation. At March 27, 1999, this liability was $138,000, converted at the quarter-end exchange rate. The Company's remaining short-term and long-term debt is comprised of capital lease obligations which were $350,000 and $299,000, respectively, at March 27, 1999, compared to $362,000 and $828,000, respectively, at June 27, 1998.

YEAR 2000 COMPLIANCE

      The Company has established a committee to assess the implications of Year 2000 issues on operations, from information and financial systems to each aspect of its manufacturing processes, in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. Indications based on the internal assessment, which is approximately 80% complete, reveals minimal impact of Year 2000 issues on the Company. The Company has completed the initial assessment of Year 2000 issues. Though limited testing of systems has been performed to date, the Company has developed its systems and products with Year 2000 in mind, thus minimizing the impact of the change. The Company will conduct further testing and/or an external audit following the conclusion of its internal assessment. To date there has been a limited number of hours devoted to Year 2000 issues, with minimal costs expended in systems upgrades directly relating to Year 2000 issues. Present estimates for further expenditures of both employee time and expenses to address Year 2000 issues are between 40 and 120 hours and up to $15,000 of incremental expenses. All expenditures will be expensed as incurred and they are not expected to have a significant impact on the Company's ongoing results of operations.

                                              CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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


HEAVY DEPENDENCE ON ONE PRODUCT. We introduced our GentleLASE system in March 1998. GentleLASE's sales have grown rapidly and accounted for more than half of our total revenue in the most recent fiscal quarter, ended March 27, 1999. Heavy dependence on GentleLASE sales increases our susceptibility to changes in the marketplace, such as competitors' reducing prices or adding new features to their products, or customers ordering fewer of our products. Changes in the marketplace that result in reduced sales of the GentleLASE(TM) system would hurt our financial results.


WE COULD LOSE OUR EXCLUSIVITY TO KEY TECHNOLOGY. We developed our Dynamic Cooling Device ("DCD"), which is used to selectively cool the subject's outermost layers of skin during cosmetic laser treatments, under an exclusive license to patent rights owned by the Regents of the University of California (the "Regents"). The DCD is an integral component of our biggest-selling device, the GentleLASE, and is also currently sold as an attachment to our other principal laser device, the ScleroPLUS. We believe the efficacy of the DCD has been a key element in the recent growth in sales of our laser devices. In October of 1998, we entered into an amendment of the license agreement which now gives us an exclusive right under the Regents' patent to make, use and sell the dynamic cooling technology in all fields of use. However, this amendment also imposes on us an obligation to negotiate in good faith and make commercially reasonable efforts to conclude sublicensing agreements with third parties, subject to certain stipulated minimum terms and conditions. If we fail to negotiate in good faith or enter into sublicenses with third parties within certain time periods, the Regents may then grant license rights to such third parties directly, provided that Candela will receive 50% of all revenues received under such licenses. While no such sublicenses or further licenses have been granted by us or the Regents to date, principal competitors of ours, or new entrants into the medical laser industry, may successfully conclude licensing arrangements providing them with access to the dynamic cooling technology. While our agreement provides that we would receive 50% of all revenues received under such licenses, the loss of exclusivity to this technology could hurt our financial results. In addition, another laser company has filed suit challenging the validity of the patent rights to DCD held by the Regents. While we believe this suit is without merit, we can't be certain that the Regents' patent rights will not be reduced or invalidated, which could also hurt our business and financial results.


VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the timing of product sales, the timing of expenditures in anticipation of future product orders, the introduction and market acceptance of new products, effectiveness in managing manufacturing processes, changes in cost and availability of labor and product components, order cancellations, the budgetary cycles of its customers, the timing of regulatory approvals and the cost of operating the Company's skin care center. The Company's ability to accurately forecast future revenues and income for any period is necessarily limited, and any forward-looking information provided from time to time by the Company represents only management's then-best current

                               CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

                               CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 27, 1999, the Company held foreign currency forward contracts with notional value totaling approximately $1,914,000 (228,556,000 Japanese Yen) compared to forward contracts a value of $1,352,000 (172,951,000 Japanese
Yen) held at March 28, 1998. These contracts have maturity dates prior to July 22, 1999. The past contracts carrying and net fair value of these contracts at March 27, 1999, was $0 and $14,000, respectively, compared to $0 and $25,000 respectively, at March 28, 1998.

                               CANDELA CORPORATION

                            PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On March 5, 1999, New Star Lasers, Inc., and its subsidiary Laser Aesthetics, Inc., filed a complaint in the United States District Court for the Eastern District of California against The Regents of the University of California (the "Regents"), the Beckman Laser Institute and Medical Clinic ("Beckman") and Candela. In the complaint New Star Lasers is seeking a declaration that its technology does not infringe the U.S. Patent No. 5,814,040 issued to the Regents and pertaining to dynamic cooling technology, or in the alternative that the patent is invalid and not infringed by the plaintiff's technology. The complaint also includes various tort claims against us and contract-related claims against the Regents and Beckman. The complaint asserts that we interfered with the licensing of the dynamic cooling technology to the plaintiffs. We intend to defend this matter vigorously, and have filed a motion to dismiss the case on jurisdictional grounds. That motion is pending. The Regents have orally requested that we indemnify them in connection with this litigation pursuant to the license agreement between the Regents and Candela. We have rejected this request.

From time to time, we are a party to various legal proceedings incidental to its business. We believe that none of the other presently pending legal proceedings will have a material adverse effect upon our financial position, results of operation, or liquidity.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 12, 1999, the Company held its Annual Shareholder meeting. At the meeting, the Shareholders acted upon the following proposals: (I) election of directors; (ii) ratification of the firm of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending July 3, 1999; and (iii) ratification of the adoption of the 1998 Stock Plan.

Votes "For" represent affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy.

Voting results were as follows:

                                                                                                      Broker
Matter                                          For       Against        Withheld    Abstain        Non-votes

I.   ELECTION OF DIRECTORS:
     Gerard E. Puorro                       3,980,998    41,669            N/A        N/A               -0-
     Kenneth D. Roberts                     3,984,756    37,911            N/A        N/A               -0-
     Theodore G. Johnson                    3,983,405    39,262            N/A        N/A               -0-
     Douglas W. Scott                       3,985,556    37,111            N/A        N/A               -0-
     Richard J. Cleveland, MD               3,982,605    40,062            N/A        N/A               -0-
     Robert E. Dornbush                     3,985,654    37,013            N/A        N/A               -0-

II.  RATIFICATION OF INDEPENDENT ACCOUNTANTS:

                                            3,983,672  13,215                N/A     25,780               -0-

III. 1998 STOCK PLAN:
                                            833,516       276,963            N/A     24,860         2,887,328



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 10.1*, Exclusive Distribution Agreement dated as of December 21, 1999, by and among the Company and Physicians, Sales, and Services.

            Exhibit 10.2*, Exclusive License Agreement dated February 14, 1995 and amended October 15, 1998 by and among the Company and The Regents of the University of California.

            Exhibit 27.1, Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended March 27, 1999.

* Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CANDELA CORPORATION
                                        Registrant



Date: May 10, 1999             /s/ Gerard E. Puorro
      ------------             --------------------------------------------
                                        Gerard E. Puorro
                                        (President and Chief Executive Officer)



Date: May 10, 1999             /S/ F. Paul Broyer
      ------------             --------------------------------------------
                                        F. Paul Broyer
                                        (Senior Vice President  of Finance and
                                        Administration, Chief Financial Officer
                                        and Treasurer)