Form 10-K
period 1999-07-03
CANDELA CORP /DE/
filed 1999-10-01
CIK 793279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended July 3, 1999           Commission file number 0-14742

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by a check mark if the disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K, is not contained herein and will not be contained in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 23, 1999, 7,248,503 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding. The aggregate market value of the registrant's voting stock, held by non-affiliates of the registrant as of September 23, 1999, based upon the closing price of such stock on The NASDAQ Stock Market on that date, was approximately $61,422,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended July 3, 1999. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1. BUSINESS

We develop, manufacture, market, and service lasers for a broad variety of aesthetic and cosmetic procedures including:

      - hair removal;

      - non-invasive treatment of varicose veins and other benign vascular lesions;

      - removal of benign pigmented lesions such as age spots and tattoos;

      - treatment of scars and stretch marks; and

      - skin resurfacing.

Since our founding nearly 30 years ago, we have continuously developed and enhanced applications of laser technology. In the mid-1980's we began developing laser technology for medical applications, and since that time have shipped approximately 3,000 lasers to 40 countries. Since the early 1990's we have focused our organizational resources on developing laser technology for use solely in the aesthetic and cosmetic laser industry. Our introduction of new dermatology/plastic surgery laser systems during the mid-1990's allowed us to expand rapidly in this area. Today, all of our products are for aesthetic and cosmetic applications, and we offer one of the broadest product lines in the aesthetic and cosmetic laser industry. Our current products, all of which are marketed in the U.S. and internationally, include the following:

      - GentleLASE(R), for performing hair removal and treating leg veins;

      - ScleroPLUS(TM), for treating vascular lesions;

      - ALEXlazr(TM) and YAGlazr(TM), for treating pigmented lesions and tattoos; and

      - SkinPLUS 2J(TM) system, for resurfacing and treating fine facial veins.

The aesthetic and cosmetic laser industry appears to be entering an era of broader based growth. The most important factors contributing to this growth are changing practitioner economics, positive demographic trends with America's baby boomer population and its higher discretionary income, and the introduction of more effective and affordable products offering a broader range of treatments. The challenging managed care medical reimbursement environment has resulted in many practitioners seeking to offer more procedures on a direct pay basis. In addition, the aesthetic and cosmetic laser industry has only recently developed technology that successfully addresses hair removal, which is the largest cosmetic application to date.

Aesthetic and cosmetic laser vendors, who are able to develop lasers that are more affordable, fast, small, and easy to use, will be well positioned to take advantage of the industry's growth. We believe that we have the technological expertise, product offerings, and necessary infrastructure to execute our business strategy and to capitalize on this market opportunity, as evidenced by the successful introduction of our newest laser, the GentleLASE(R).


INDUSTRY OVERVIEW

Medical lasers use the unique characteristics of laser light to achieve precise and efficacious therapeutic effects, often in a non-invasive manner. The precise color, concentration, and controllability of different types of laser light provide for the delivery of a wide range of specialized treatments. First introduced in the 1960's, the use of lasers for medical applications grew rapidly in the 1990's as technical advances made medical lasers more effective and reliable. Medical lasers today are used for numerous types of procedures falling into four broad categories: ophthalmic surgery, aesthetic and cosmetic procedures, general surgery, and dental procedures. Candela competes solely within the growing market for lasers performing aesthetic and cosmetic procedures including:

      - removal of unwanted facial hair;

      - removal of hair from legs, back, and other body areas;

      - treatment of varicose, spider, and other veins;

      - treatment of birthmarks;

      - removal of wrinkles, scars, and stretch marks; and

      - removal of pigmented lesions and tattoos.

Lasers produce intense bursts of highly-focused light to treat skin tissues. A laser's wavelength (color), energy level, spot size and pulse width (exposure time) are optimized for the specific treatment. Hair removal and the treatment of various leg vein malformations require the deepest laser penetration for successful treatment while scars, stretch marks, and red birth marks (port wine stains and hemangiomas) require less laser penetration. Pigmented lesions such as sunspots, liverspots and tattoos are typically surface conditions that require the least amount of penetration. Different conditions may require the use of different types of lasers, and an active aesthetic and cosmetic practice addressing a broad range of laser procedures requires multiple lasers.

In the pioneering years of the cosmetic and aesthetic laser industry from the late 1980's to the mid 1990's, the market for laser procedures was focused on vascular conditions such as port wine stains and hemangiomas and the development of treatments for pigmented lesions, such as tattoos. Equipment available in this period tended to be expensive, slow, and bulky. In addition, laser applications addressed the needs of relatively small patient populations, served by a narrow group of specialists.

In the last half of the 1990's, the development of computer driven beam delivery systems called scanners increased the interest of a growing number of physicians by providing procedures to new, larger market segments, such as wrinkle removal. During this period, the complexity and cost of equipment from many vendors still inhibited sales. However, clinical experience was broadening, leading to better development efforts for new applications, which are now resulting in the next generation of aesthetic and cosmetic lasers.

The aesthetic and cosmetic laser industry appears to be entering an era of broader based growth. The major factors converging to drive this growth are:

      - the economics of practitioners in a tough medical reimbursement environment;

      - the rising discretionary income of aging baby boomers; and

      - the development of technology that allows for new, effective procedures for conditions that have large patient populations.

Aesthetic and cosmetic laser vendors, who are able to deliver lasers that are cost effective, reliable, and easy to use, will be well positioned to take advantage of such broader-based industry growth.

Managed care and reimbursement restrictions in the U.S. and similar constraints, such as socialized medicine, outside the U.S., are motivating practitioners to emphasize aesthetic and cosmetic procedures that are delivered on a private, fee-for-service basis. While cosmetic procedures were once the domain of plastic surgeons and dermatologists, reimbursement reductions coupled with the reliable revenue stream from private-pay procedures have piqued the interest of other specialties, including general practice physicians.

Key technical developments required for the broader cosmetic laser markets relate to ease-of-use, speed, lower costs, safety, and effective elimination of undesirable side effects. These factors are critical for broader segments of practitioners who wish to build aesthetic and cosmetic laser practices. These factors are also important for minimizing the disruption of a patient's normal routine and for building demand for procedures addressing very large patient populations.


BUSINESS STRATEGY

Candela believes that a convergence of price and performance is occurring in the aesthetic and cosmetic laser industry, driving the expansion of the market. We believe we have the necessary infrastructure in place to capitalize on this expansion. Candela's objective is to establish itself as the leading provider of aesthetic and cosmetic lasers by using its proprietary technology and expertise in light and tissue interaction, as well as by developing market-oriented products that utilize related technologies. Our business strategy is focused on the following goals:

      - reduce product costs;

      - increase penetration of our traditional customer base;

      - expand sales beyond our traditional customer base;

      - expand our domestic marketing and distribution channels;

      - expand our international marketing and distribution channels;

      - continue investing in research and development; and

      - broaden additional applications for our Dynamic Cooling Device ("DCD").

REDUCE PRODUCT COSTS. We apply bottom-up engineering, focusing on each component to improve the performance of each device while reducing its size, complexity, and cost. We believe our approach leads to lasers with fewer parts and greater manufacturing efficiency, resulting in lower production costs which enables us to offer more reliable products at more affordable prices.

INCREASE PENETRATION OF OUR TRADITIONAL CUSTOMER BASE. Our traditional customer base consists of dermatologists and plastic and cosmetic surgeons. We believe that the affordability of our products will enable us to penetrate further into the dermatologist and plastic and cosmetic surgeon markets. We have conducted surveys that indicate that only approximately one-third of the 17,000 dermatologists and plastic and cosmetic surgeons in the U.S. presently have lasers. We believe that affordability has been a major obstacle preventing the remaining practitioners from purchasing a laser. As competition for patients among practitioners increases, those practitioners with aesthetic and cosmetic lasers will be able to differentiate themselves

EXPAND SALES BEYOND OUR TRADITIONAL CUSTOMER BASE. We seek collaborative relationships that expand upon our traditional customer base, such as our recent relationship with Physicians Sales & Services ("PSS"). We believe those specialist practitioners outside our traditional customer base are a market with a large growth potential. In December 1998, we entered into a three year distribution arrangement with PSS that gives PSS the exclusive right to distribute the GentleLASE(R) and ScleroPLUS(TM) to specific office-based specialists. The agreement with PSS specifies that our products will be the exclusive aesthetic and cosmetic lasers sold by PSS. In addition, we have begun an innovative leasing program to target electrologists in the U.S. as potential customers of the GentleLASE(R) for hair removal.

EXPAND OUR DOMESTIC MARKETING AND DISTRIBUTION CHANNELS. The U.S. presently represents almost 50% of our sales and is the largest single geographic market for our products. We have increased the size of our U.S. direct sales force to better address the needs of our traditional core markets.

EXPAND OUR INTERNATIONAL MARKETING AND DISTRIBUTION CHANNELS. Outside of the U.S. we continue to strengthen our long-standing positions in Europe and Japan and are seeking to expand our markets in Asia and Latin America. We currently have direct sales offices in Madrid, Frankfurt, and Tokyo and are anticipating opening an additional sales office in Hong Kong. An office was opened in Osaka, Japan on June 1, 1999. Over the past year we increased the number and improved the quality of our international independent distributor channel. We currently utilize 34 independent distributors in 46 countries.

CONTINUE INVESTING IN R&D. We believe that investment in research and development is necessary to remain a leader in the aesthetic and cosmetic laser market. Our research and development approach is to develop high-quality, reliable, and affordable products that continue to address existing markets and allow us to enter into and expand new markets. Our research and development staff works closely with our marketing and operations groups to ensure our goals are met. Our strategy has been to drive technology that is market applicable and addresses voids in the marketplace. To that end, Candela will continue to apply technologies to reduce the size and complexity of its technology and products, increase the speed and ease with which therapeutic applications can be delivered, improve its ability to build and deliver lasers at affordable prices, and address expanding therapeutic applications and markets. Candela has numerous research and development arrangements with leading hospitals and medical laboratories in the U.S.

BROADEN ADDITIONAL APPLICATIONS FOR OUR DYNAMIC COOLING DEVICE ("DCD"). Recently, the aesthetic and cosmetic laser market has begun to recognize the importance of effective cooling delivery systems for laser treatment, especially in such large market segments as hair removal and treatment of leg veins. Currently, DCD is an integral component of our GentleLASE(R) and is sold as an attachment to our ScleroPLUS(TM). We intend to broaden the incorporation of DCD into all of our lasers and believe by doing so we can address major new market opportunities.


THE MARKET FOR AESTHETIC AND COSMETIC LASERS

Our traditional customer base for aesthetic and cosmetic lasers consists of dermatologists and plastic and cosmetic surgeons. In addition, other practitioner groups are emerging as potential customers, including general practitioners, obstetricians, gynecologists, and general and vascular surgeons. In the U.S., according to the American Medical Association and various societies, there are approximately 10,000 dermatologists, and 7,000 plastic and cosmetic surgeons. Practitioners in other specialties that are beginning to buy aesthetic and cosmetic lasers include 70,000 general and family practitioners, 35,000 obstetricians and gynecologists, and 28,000 general and vascular surgeons. In addition, the aesthetic and cosmetic laser market includes non-medical practitioners, notably electrologists, of which there are an estimated 6,000 in the U.S.

The end markets for cosmetic laser procedures encompass broad and growing patient groups, including aging "baby boomers" as well as younger age groups. According to the U.S. Census Bureau, at the end of 1998 the number of "baby boomers" in the 35 to 54 age range was approximately 80 million, representing more than 29% of the total U.S. population. This large population group generally has a high level of disposable income and has exhibited a strong demand for aesthetic and cosmetic procedures. We believe that as the cost of treatments decreases and the popularity of laser cosmetic procedures such as hair removal increases, the target market for these procedures will expand beyond the baby boomers to include a broad range of women and men aged 17 to 65. Demographic factors similar to the U.S. underlie the growth of the aesthetic and cosmetic laser market outside of the U.S.

HAIR REMOVAL. We believe that the great majority of the 108 million women over the age of 16 in the U.S. employ one or more techniques for temporary hair removal from various parts of the body. Also, a growing number of men are removing hair by means other than their daily shaving routine. A number of techniques are used to pull hair from the follicle including waxing, depilatories, and tweezing. In the waxing process, a lotion, generally beeswax-based, is spread on the area to be treated and is then rapidly peeled off, pulling out the entrapped hairs. Depilatories employ rotating spring coils or slotted rubber rolls to trap and pull out the hairs. Tweezing involves removing individual hairs with a pair of tweezers. Pulling hair from the follicle produces temporary results, but is often painful and may cause skin irritation. Depilatory creams, which contain chemicals to dissolve hair, frequently leave a temporary unpleasant odor and may also cause skin irritation. Shaving is the most widely used method of hair removal, especially for legs and underarms, but produces the shortest-term results. Hair bleaches do not remove hair, but instead lighten the color of hair so that it is less visible. A principal drawback of all of these methods is that they require frequent treatment.

Before the advent of laser hair removal, electrolysis was the only method available for the long-term removal of body hair. Electrolysis is a process in which an electrologist inserts a needle directly into a hair follicle and activates an electric current in the needle, which disables the hair follicle. The tiny blood vessels in each hair follicle are heated and coagulated, presumably cutting off the blood supply to the hair matrix, or are destroyed by chemical action depending upon modality used. The success rate for electrolysis is variable depending upon the skill of the electrologist and always requires a series of treatments. Electrolysis is time-consuming, expensive and sometimes painful. There is also some risk of skin blemishes and a rising concern relating to needle infection. Because electrolysis requires that each hair follicle be treated separately and can only treat visible hair follicles, the treatment of an area as small as an upper lip may require numerous visits at an aggregate cost of up to $1,000. The American Electrology Association estimates that approximately one million people per year undergo electrology procedures. Although we believe the large majority of all electrolysis treatments are for facial hair, the neck, breasts and bikini line are also treated. Because hair follicles are disabled one at a time, electrolysis is rarely used to remove hair from large areas such as the back, chest, abdomen, and legs. We believe lasers enable the practitioner to address a potentially larger market than electrolysis by treating a larger area of the body more quickly and with better results.

We believe the market for laser-based hair removal is in its early stages and that this market will grow as the customer compares laser treatments to other hair removal methods that are currently available. The benefits include:

      - significant longer term cosmetic improvement;

      - treatment of larger areas in each treatment session;

      - less discomfort during and immediately after procedures;

      - reduced procedure time and number of treatments;

      - reduced risk of scarring and infection;

      - non-invasive procedures; and

      - no risk of cross-contamination.

VASCULAR LESIONS. Benign vascular lesions are generally enlarged and proliferating blood vessels that appear on the surface of the skin as splotches, dots, bulges, and spider shapes in a variety of colors ranging from red to purple. Different types of benign vascular lesions include the following:

      - varicose veins, which are large veins greater than 1mm in diameter and often bulge above the skin surface;

      - leg telangiectasias, which are smaller spider veins up to 1mm in diameter in size appearing as single strands;

      - facial and truncal telangiectasias, which are spider veins and other dilated veins that appear on the face and other parts of the body;

      - port wine stains, which are vascular birthmarks characterized by a red or purple discoloration of the skin;

      - hemangiomas, which are protuberances that consist of dilated vessels, which often appear on newborns within one month of birth; and

      - stretch marks and scars.

Varicose leg veins typically result when damaged valves cause blood to stagnate rather than be pumped back to the heart, causing the vein walls to stretch and bulge. Varicose veins affect a significant portion of the U.S. adult population and increase in prevalence with age. To date, treatment for varicose veins has been predominantly performed on women. Other benign vascular lesions include port wine stains, hemangiomas, and facial and truncal telangiectasias or spider veins. It is estimated that in 1997 there were approximately 661,000 procedures performed in the U.S. to remove vascular lesions and the number of procedures is expected to increase to an estimated 2.6 million in 2002.

PIGMENTED LESIONS/TATTOOS: Benign pigmented lesions can be both epidermal and dermal, natural or man-made (tattoos), and can constitute a significant cosmetic problem to those who have them.

SKIN RESURFACING: A significant percentage of the population suffers from wrinkles or older looking skin as a result of the normal aging process, which is often exacerbated by the effects of sun damage and smoking. This is the primary group of candidates for skin resurfacing procedures. While there are a variety of techniques used for smoothing skin including botox and collagen injections, chemical peels and dermabrasion, laser technology has become an accepted alternative for efficacious treatment of moderate and deep wrinkles. Developed in the mid 1990's, laser skin resurfacing experienced explosive growth fueled by improved technology and patient acceptance of the procedure. Recent advances enabling lasers to treat other body parts and different skin types effectively have further expanded the market. These advances in laser technology continue to improve efficiency and reduce patient recovery time. Estimates based on aging population demographics indicate continuous growth in the number of procedures on an annual basis.


CANDELA'S PRODUCTS

We develop, manufacture, market, and service lasers used to perform procedures addressing patients' aesthetic and cosmetic concerns. We offer a comprehensive range of products based on proprietary technologies. Our products focus on the major aesthetic and cosmetic laser applications including:

      - hair removal;

      - non-invasive treatment of varicose veins and other benign vascular lesions;

      - removal of benign pigmented lesions such as age spots and tattoos;

      - treatment of scars and stretch marks; and

      - skin resurfacing.

Intense light technology forms the basis for most of our products. Our patented technology uses thermal energy generated by an intense pulsed laser light source to selectively eliminate unwanted skin blemishes without damaging the surrounding healthy tissue, and to remove facial or other unwanted hair throughout the body. Candela's objective is to establish itself as the leading provider of aesthetic and cosmetic lasers by continually striving to develop smaller, faster, and less expensive devices. Candela has been a pioneer in the laser industry. From the start, our mission has been to lead the way in the development of innovative laser products. Significant innovations include:

      - a laser system to treat vascular lesions with minimal skin injury;

      - a vascular lesion treatment laser approved for use on children;

      - an Er/YAG resurfacing laser with a microprocessor-driven scanner; and

      - a hair removal laser with integrated DCD.


GENTLELASE(R). The GentleLASE(R), integrated with DCD, is a high-energy, long-pulse solid-state laser that generates laser light in the near infrared wavelength range. It is used for both hair removal and the treatment of large (1mm or larger) leg veins. The technology incorporated in the GentleLASE(R) uses high energy directed through an Alexandrite rod, which achieves selective heating while keeping the temperature of the skin below its damage threshold. The longer Alexandrite laser wavelength enables GentleLASE(R) to penetrate skin surfaces deeper than traditional Ruby lasers, and the large spot size (15mm) allows the practitioner to treat a larger area more quickly.

The DCD is integrated into the design of GentleLASE(R) and delivers a short burst of cryogen coolant onto targeted areas of the skin undergoing treatment.

DCD selectively cools only the top layer of the skin, while leaving the targeted underlying hair follicle, vein or other structure at normal temperature. As a result, higher levels of laser energy can be delivered during treatment, while minimizing thermal injury, pain, and the inconvenience associated with anesthetics. The design of the hand-held DCD enables the practitioner to clearly see the area being treated, and the combined efficiency of GentleLASE(R) and DCD reduces the risks of over treatment, which can result in white spots on the skin, or under treatment which can result in brown spots.

GentleLASE(R) was initially cleared for marketing by the FDA in December 1997 for treating facial veins and vascular lesions and we commenced sales in March 1998. Candela began selling GentleLASE(R) for hair removal in the U.S. in July 1998, when it received FDA marketing clearance for hair removal. In August 1998, we were issued a CE Mark on GentleLASE(R), clearing it for sale in 15 European countries.

We introduced a enhanced version of the GentleLASE(R), the GentleLASE PLUS(R), on September 22, 1999. The GentleLASE PLUS(R) features a larger spot size for faster treatment times, an elliptical spot option for improved alignment when treating large leg veins, and a foot pedal for greater physician convenience in operating the system.

Hair removal typically requires three to five treatments to achieve efficacious results due to the growth cycle of hair follicles. A typical treatment can range from approximately $200 for an upper lip and chin procedure to as much as $1,000 per treatment for the back or chest.

SCLEROPLUS(TM). The ScleroPLUS(TM) is a versatile laser combining multiple wavelengths and long pulse duration for the treatment of a broad range of benign vascular lesions and is typically sold with a DCD attachment. ScleroPLUS(TM) provides treatment of facial spider veins, port wine stains, leg telangiectasia, hemangiomas, poikiloderma, rosacea, scars, warts, stretch marks, vulvodynia, and other vascular abnormalities in adults, children and infants. The practitioner selects the wavelength and energy density that are most appropriate for each patient, delivering a longer or shorter pulse duration to treat veins and lesions of different sizes, shapes, locations, and depth. Most treatments of vascular lesions cost between $300 and $800 depending on the length of and type of procedure. The combination of ScleroPLUS(TM) and GentleLASE(R) offers the capability to treat a majority of leg veins in patients seeking treatment. A predecessor product to ScleroPLUS(TM), the SPTL-1b, is currently marketed in Japan, pending Ministry of Health approval of ScleroPLUS(TM). The ScleroPLUS(TM) was initially cleared for marketing by the FDA in the U.S. in 1995.

ALEXLAZR(TM) AND YAGLAZR(TM). We offer two types of lasers to address removal of a broad range of pigmented lesions and most tattoos.

The ALEXlazr(TM) is a short-pulsed solid-state laser, which emits near-infrared light for the non-invasive removal of tattoo pigments and pigmented lesions such as freckles and Nevus of Ota, a bluish colored, non-vascular, pigmented lesion, generally found among persons of Asian descent. The ALEXlazr(TM) was cleared by the FDA for marketing for these uses in the U.S. in 1994. The ALEXlazr(TM) has a fiber optic delivery system that produces an even beam distribution without hot spots. Its wavelength maximizes beam penetration, providing positive results with deeper pigments and is effective in the removal of most tattoo pigments except red.

The YAGlazr(TM) is a short-pulsed Nd/YAG laser, which is able to emit both near infrared and green light, for the non-invasive removal of red tattoos and the treatment of brown benign pigmented lesions, such as age spots and sunspots. The YAGlazr(TM) was cleared for marketing by the FDA for these uses in the U.S. in 1994. The YAGlazr(TM) has variable pulse repetition frequency to optimize treatment time, and dual wavelengths that broaden treatment options, allowing for removal of tattoos which have red pigments as well as tattoos in darker skin types.

SKINPLUS SYSTEM WITH OPTIONAL SKINSCAN. The SkinPLUS system provides skin resurfacing of the face, hands, neck and eye areas with an Er/YAG laser, an erbium laser which emits a mid-infrared light, and the treatment of fine facial veins with an optional KTP/532, Nd/YAG laser. The characteristic shallow penetration of the Er/YAG energy into the skin allows precise removal of tissue without heating adjacent tissue and also permits the treatment of delicate skin on neck and hands, as well as darker pigmented skin. Healing time following a SkinPLUS treatment is relatively rapid so that patients can return to their daily routines quickly. The SkinPLUS system was approved for marketing by the FDA in the U.S. in 1996.

The SkinScan Computerized Pattern Scanner is an optional add-on device for the SkinPLUS system that enables the user to have a high degree of flexibility and precision when performing skin resurfacing procedures. The SkinScan was cleared for marketing by the FDA in the U.S. in 1996.

DYNAMIC COOLING DEVICE. Currently, DCD is integrated into GentleLASE(R), as described above, and is offered as an attachment to the ScleroPLUS(TM). In addition, owners of earlier models of the Sclero product line can purchase DCD separately as an accessory.

SKINTONIC. The Skintonic is a massage device for body and face manufactured by CFK Concepts of Valence, France. The system utilizes a variety of massage heads and varying vacuum pressure to deeply massage and stimulate local blood circulation, which helps patients look and feel better. Current regulatory claims restrict promotion for cellulite reduction. However, we are working to obtain additional marketing claims for promotion in the first half of fiscal 2000.


MARKETING, SALES, AND DISTRIBUTION

We pursue a global marketing, sales and distribution strategy which is centrally managed out of our Wayland, Massachusetts headquarters. Separate regional managers for the Americas, Europe and the Middle East, and Asia ensure that the differing needs of each region are identified and satisfied. International sales are an important contributor to our revenue. During our 1999 fiscal year, the U.S. and Canada comprised 48% of our revenue, Japan and the Far East 31%, Europe 20%, and the rest of the world 1%.

We have stepped up our marketing efforts to increase both brand and specific product awareness. Expenditures on marketing our products and services in fiscal 1999 were approximately $4.6 million, an increase of approximately 63% over fiscal 1998. Most of this increase was used to support the growth of our sales force and new promotional activities. Our traditional marketing has concentrated on practitioners through trade shows, trade journals and workshops. Recently, we have increased our marketing directly to consumers including practice enhancement programs for practitioners, regional consumer print advertising and other media aimed at the consumer. In addition, we have allocated resources to support our new distribution relationship with PSS. We intend to increase resources dedicated to marketing to further expand support of PSS and ancillary markets as well as developing greater brand awareness by both the practitioner and the consumer.

We sell our products through our direct sales force and a network of independent distributors. The particular mix of direct sales and distributors varies by region. Generally, our distributors enter into a two to three year exclusive agreement during which they typically agree not to sell our competitors' products. Our sales strategy is to choose the most productive and practicable distribution channel within each of our geographic markets.

We sell products in the U.S. primarily through our direct sales force to our traditional customer base of dermatologists and plastic and cosmetic surgeons. In addition, several independent distributors enhance our coverage of this traditional customer base. In order to expand outside our traditional customer base in the U.S., we entered into a three-year distribution arrangement with PSS in December 1998 that gives PSS the exclusive right to distribute the GentleLASE(R) and ScleroPLUS(TM) to specific office-based specialists. PSS is a division of PSS World Medical, Inc., and is the largest distributor of medical supplies, equipment, and pharmaceuticals to office-based physicians in the U.S. Through its nationwide sales force of 700 representatives, PSS offers the GentleLASE(R) and ScleroPLUS(TM) to approximately 100,000 family practice and general practice physicians, ob/gyn specialists and general and vascular surgeons. The agreement with PSS specifies that our products will be the only aesthetic and cosmetic lasers sold by PSS.

Outside the U.S. we sell our products in Western Europe, Japan, Central and South America, including Brazil, the Middle East, and the Pacific Rim through direct sales offices and distribution relationships. We have 24 employees in our direct sales offices in Madrid, Frankfurt, Tokyo, and Osaka. We plan to open an additional direct sales office in Hong Kong. We have established distribution relationships throughout Europe, Japan, Africa, Central and South America, including Brazil, and the Middle East. Outside the U.S. we currently utilize 34 distributors in 46 countries.

The following chart shows data relating to Candela's international activities during each of the last two fiscal years by geographic region. Revenue generated from regions other than the U.S. and Canada includes sales from Candela's German, Spanish, and Japanese subsidiaries, as well as sales shipped directly to international locations from the U.S. Candela does not record or report, either internally or externally, operating profit or assets in the same manner it aggregates revenues.



                                                                                                    YEAR ENDED
                                                                                         ---------------------------------
                                                                                           July 3, 1999    June 27, 1998
                                                                                         ----------------- ---------------

    REVENUE:
     (in 000's)

         United States and Canada ...............................                                $ 28,185        $ 17,248
         Japan and Far East .....................................                                  18,175          11,267
         Europe .................................................                                  11,837           8,232
         United States shipments to other regions of the world...                                     391             278



SERVICE AND SUPPORT

We believe that quick and effective delivery of service is important to our customers. We strive to respond to service calls within 24 hours and to complete the call within 48 hours to minimize practitioner disruption. Our principal service center and parts depot is located at our Wayland, Massachusetts headquarters. Parts depots are also located at our sales offices in Japan, Spain, and Germany. Independent distributors maintain parts depots and service representatives adequate to cover their installed systems and have primary responsibility to service such systems. In addition, we have service representatives in each of our markets worldwide.

Product maintenance and repair following the warranty period provides an additional recurring source of revenue. Customers may elect to purchase an extended warranty or to purchase service on a time-and-materials basis. Our extended warranties vary by the type of system and the level of service desired by the customer and are typically for a 12 to 24 month period after the initial warranty period expires. Initial warranties on all laser products cover parts and service for twelve months.

Candela emphasizes education and support of its customers. Our recommended preventive maintenance, coupled with continuing technical education for service representatives, helps to ensure product reliability. After a sale, the system is installed and supported by a Candela qualified service engineer. After installation of a system at the customer's location, a nurse clinician provides the practitioner with training and clinical support.


MANUFACTURING

We design, manufacture, assemble, and test our branded products other than the SkinPLUS system at our Wayland, Massachusetts facility. Ensuring adequate and flexible production capacity, continuous cost reduction, and superior product quality are top priorities of our manufacturing organization. We achieve our goals by:

      - working closely with the research and development organization, including significant early involvement in product design;

      - continually improving our just-in-time manufacturing and inventory processes; and

      - effectively managing a limited number of the most qualified suppliers.

In March 1999, our facility was awarded ISO 9001 certification and EN 46001 registration. ISO 9001 certification provides guidelines for the quality of company systems associated with the design, manufacturing, installation, and servicing of company products. EN 46001 standards are European quality requirements specifically relating to the design of medical devices.

Our products are manufactured with standard components and subassemblies supplied by subcontractors to our specifications. We purchase certain components and subassemblies from a limited number of suppliers; or in the case of the Alexandrite rods used in our GentleLASE(R) and ALEXlazr(TM) products, a sole supplier.

If our suppliers are unable to meet our requirements on a timely basis, our production could be interrupted until we obtain an alternative source of supply. To date, we have not experienced significant delays in obtaining dyes, optical and electro-optical components, electronic components, and raw materials for our products.


RESEARCH AND DEVELOPMENT

We believe that our advanced research and engineering activities are crucial to maintaining and enhancing our business, and we are currently conducting research on a number of applications. We believe that our in-house research and development staff has demonstrated its ability to develop innovative new products that meet evolving market needs. Our core competencies include:

      - applied laser physics and technology;

      - new imaging methods;

      - tissue optics;

      - photochemistry; and

      - laser-tissue interaction.

As we discover new technologies or applications with commercial potential, we assemble a team to develop the new product or application in cooperation with leading physicians and medical and research institutions. In most instances, we must receive FDA clearance before marketing new products or applications.

Our research and development team works with our operations group to design our products for ease of manufacturing and assembly and with our marketing group to respond to market opportunities. We believe that this interaction between functional groups facilitates the introduction of new products with the right balance of features, performance, quality, and cost. To date our research and development effort has relied primarily on internal development building on our core technologies, rather than through acquisition.

In addition, Candela conducts joint research with physicians affiliated with various medical and research institutions. One example of technology developed through joint research is our DCD which was developed in conjunction with the Beckman Laser Institute at the University of California, Irvine. We anticipate continuing joint research and licensing arrangements with medical research institutions.

As of July 3, 1999, our research and development staff consisted of 31 people, six of whom have advanced degrees including three Ph.Ds. The core members of our research and development team have been with us for an average of ten years. The significant continuity of the research and development staff has been a major factor in enabling Candela to expand. We believe our research and development staff is one of the most experienced teams in the industry.


CUSTOMERS

We currently sell our products primarily to physicians. The majority of our sales in the U.S. are financed through leasing companies. Although our sales are not dependent on any single customer or distributor, our sales to PSS have increased and we expect sales to PSS to continue to represent a significant portion of sales. Our customers are located in more than 40 countries. We have recently begun an innovative program to target the estimated 6,000 electrologists in the U.S. as potential customers for GentleLASE(R) for hair removal, positioning GentleLASE(R) as an adjunct to traditional electrolysis methods.


COMPETITION

Competition in the aesthetic and cosmetic laser industry is intense and technological developments are expected to continue at a rapid pace. Although there are over 20 manufacturers of aesthetic and cosmetic lasers, we believe that only Candela and a few others offer a broad range of products able to address multiple applications. Unlike Candela, few, if any, of our competitors focus exclusively on the cosmetic and aesthetic laser market. We believe that our principal competitors are currently Coherent and ESC Medical Systems. We compete on the basis of proprietary technology, product features, performance, service, price, and reputation. Some of our competitors have greater financial, marketing, and technical resources than we do. In addition, some competitors have developed, and others may attempt to develop, products with applications similar to ours.

We believe that many factors will affect our competitive position in the future, including our ability to:

      - develop and manufacture new products that meet the needs of our markets;

      - respond to competitive developments and technological changes;

      - manufacture our products at lower cost;

      - retain a highly qualified research and engineering staff; and

      - provide sales and service to a worldwide customer base.


PROPRIETARY RIGHTS

We own several U.S. and foreign patents and have four U.S. and one foreign patent applications pending to protect our rights in certain technical aspects of our hair removal, benign vascular lesion, pigmented lesion, and other laser systems. The expiration dates for our issued U.S. patents range from December 8, 2006 to February 5, 2017.

In addition to our portfolio of patents issued and pending, we license patented technology from third parties. We use DCD under an exclusive license agreement to patent rights owned by the Regents of the University of California. In October 1998, we entered into an amendment of the license agreement which now gives us an exclusive right under the Regents' patent to make, use, and sell the dynamic cooling technology in all fields of use. However, this amendment also imposes an obligation to negotiate sublicensing agreements with third parties, subject to certain minimum terms and conditions. If we do not enter into sublicenses with such third parties within certain time periods, the Regents may then grant license rights to them directly, provided that Candela will receive 50% of all revenues received under such licenses. To date, no such sublicenses or further licenses have been granted by us or the Regents. We have requested that, in light of our efforts to negotiate sublicenses with entities brought to our attention by the Regents, the Regents agree to extend the time periods set forth in the license amendment. The Regents have denied that request. We will contest any sublicense the Regents grant for the DCD technology on the grounds that the Regents' refusal to agree to our request to extend the time periods set forth in the license amendment was unreasonable. By letter dated September 10, 1999, the Regents notified us that we were in default under the license agreement, as amended. The notice of default states that it is based on our alleged failure to make all royalty payments deemed by the Regents to be due; our alleged failure to engage in good faith negotiations with third parties expressing an interest in sublicensing the DCD technology; and our alleged failure to provide a draft license agreement to those third parties expressing an interest in sublicensing the DCD technology. The Regents' default notice gives us sixty days to cure the alleged default.

We have responded in writing to the Regents' notice of default, informing the Regents that we are in full compliance with the terms of the license, as amended. We believe that the Regents' notice of default is without merit and we have challenged the Regents' determination that we are in default.

We rely primarily on a combination of patent, copyright, and trademark laws to establish and protect our proprietary rights. We also rely on trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our technology rights. In addition, we seek to protect our proprietary rights by using confidentiality agreements with employees, consultants, advisors, and others. We cannot be certain that these agreements will adequately protect our proprietary rights in the event of any unauthorized use or disclosure, that our employees, consultants, advisors, or others will maintain the confidentiality of such proprietary information, or that our competitors will not otherwise learn about or independently develop such proprietary information.

Despite our efforts to protect our intellectual property, unauthorized third parties may attempt to copy aspects of our products, to violate our patents, or to obtain and use our proprietary information. In addition, the laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the U.S. The loss of any material trademark, trade name, trade secret, or copyright could hurt our business, results of operations, and financial condition.

We believe that our products do not infringe the rights of third parties. However, we cannot be certain that third parties will not assert infringement claims against us in the future or that any such assertion will not result in costly litigation or require us to obtain a license to third party intellectual property. In addition, we cannot be certain that such licenses will be available on reasonable terms or at all, which could hurt our business, results of operations, and financial condition. We have received correspondence on behalf of Palomar Medical Technologies informing us that Palomar is the exclusive licensee to certain United States patents and offering to grant us a nonexclusive license to such patents. We have determined that two of the Palomar patents are unrelated to our products, and continue to study the other two patents to determine whether they have any application to our products, and if so, the value of non-exclusive rights to such patents.


GOVERNMENT REGULATION

FDA'S PREMARKET CLEARANCE AND APPROVAL REQUIREMENTS. Unless an exemption applies, each medical device that we wish to market in the U.S. must receive either "510(k) clearance" or "PMA approval" in advance from the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process usually takes from four to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain and generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a pre-market notification requesting 510(k) clearance, unless an exemption applies. The pre-market notification must demonstrate that the proposed device is "substantially equivalent" in intended use and in safety and effectiveness to a legally marketed "predicate device" that is either in class I, class II, or is a "pre-amendment" class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not yet decided to require PMA approval.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer's decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to submit a pre-market notification requiring 510(k) clearance. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained. We have modified some of our 510(k) cleared devices, but have determined that, in our view, new 510(k) clearances are not required. We cannot be certain that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to seek 510(k) clearance for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.

Devices deemed by the FDA to pose the greatest risk such as life-sustaining, life-supporting, or implantable devices, or deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Such devices are required to undergo the PMA approval process in which the manufacturer must prove the safety and effectiveness of the device to the FDA's satisfaction. A PMA application must provide extensive pre-clinical and clinical trial data and also information about the device and its components regarding, among other things, manufacturing, labeling, and promotion. After approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling, or its manufacturing process.

A clinical trial may be required in support of a 510(k) submission or PMA application. Such trials generally require an Investigational Device Exemption ("IDE") application approved in advance by the FDA for a limited number of patients, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites.

To date, the FDA has deemed our products to be class II devices eligible for the 510(k) clearance process. We believe that most of our products in development will receive similar treatment. However, we cannot be certain that FDA will not deem one or more of our future products to be a class III device and impose the more burdensome PMA approval process.

PERVASIVE AND CONTINUING FDA REGULATION. A host of regulatory requirements apply to marketed devices such as our laser products, including labeling regulations, the Quality System Regulation (which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures), the Medical Device Reporting regulation (which requires that manufacturers report to the FDA certain types of adverse events involving their products), and the FDA's general prohibition against promoting products for unapproved or "off label" uses. Class II devices such as ours also can have special controls such as performance standards, post-market surveillance, patient registries, and FDA guidelines that do not apply to class I devices. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition, and results of operations.

We are subject to inspection and market surveillance by the FDA for compliance with regulatory requirements. If the FDA finds that we have failed to comply with applicable requirements, the agency can institute a wide variety of enforcement actions. The FDA sometimes issues a public warning letter, but also may pursue more drastic remedies, such as refusing our requests for 510(k) clearance or PMA approval of new products, withdrawing product approvals already granted to us, requiring us to recall products, or asking a court to require us to pay civil penalties or criminal fines, adhere to operating restrictions, or close down our operations. Ultimately, criminal prosecution is available to FDA as punishment for egregious offenses. Any FDA enforcement action against us could hurt our business, financial condition, and results of operation.

OTHER U.S. REGULATION. We also must comply with numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and hazardous substance disposal. We cannot be sure that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not hurt our business, financial condition, and results of operations.

FOREIGN REGULATION. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Companies are now required to obtain the CE Mark prior to sale of certain medical devices within the EU. During this process, the sponsor must demonstrate compliance with ISO manufacturing and quality requirements. In addition, Candela is currently awaiting Ministry of Health approval in Japan to market the ScleroPLUS(TM) and in June, 1999, received Ministry of Health approval in Brazil to market GentleLASE(R), ScleroPLUS(TM), and ALEXlazr(TM).

Candela and its products may also be subject to other federal, state, local, or foreign regulations relating to health and safety, environmental matters, quality assurance, and the like. Candela's compliance with laws that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment does not have a material effect on its ongoing operations. Candela has not made any material expenditures for environmental control facilities.

PRODUCT LIABILITY AND WARRANTIES

Our products are generally covered by a one year warranty. We set aside a reserve based on anticipated warranty claims. We believe such reserves to be adequate, but in the event of a major product problem or recall, such reserves may be inadequate to cover all costs, and such an event could have a material adverse effect on our business, financial condition, and results of operations.

Our business involves the inherent risk of product liability claims. We maintain appropriate product liability insurance with respect to its products with a coverage limit of $13 million in the aggregate. We cannot be certain that with respect to our current or future products, such insurance coverage will continue to be available on terms acceptable to us or that such coverage will be adequate for liabilities that may actually be incurred.


THE SKIN CARE CENTERS

In June 1996, we began an effort to own and operate skin care centers offering cosmetic laser treatments utilizing our equipment along with other cosmetic services traditionally offered by high-end spas. We pursued this strategy by purchasing an operating spa in Boston in 1996. In March 1997, we opened a new facility in Scottsdale, Arizona, with no pre-existing customer base. We subsequently decided to reduce our focus on our skin care center efforts. We closed our Scottsdale, Arizona facility in the quarter ended December 27, 1997, and in January of 1999 ceased to offer aesthetic laser procedures at our Boston skin care center, although we continue to offer health and beauty services from this location. We are actively seeking buyers to assume the leases and purchase the assets of both the Scottsdale and Boston facilities.


EMPLOYEES

As of July 3, 1999, we employed 285 people in the following areas of our organization:

      - 31 in research, development, and engineering;

      - 43 in manufacturing and quality assurance;

      - 22 in service positions;

      - 33 in sales and marketing;

      - 19 in finance and administrative positions;

      - 108 in our clinic and health spa subsidiary, including both full and part-time employees; and

      - 29 in our international sales and service subsidiaries.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 Reporting Comprehensive Income ("SFAS 130") which establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. Components of comprehensive income are net income and all other non-owner changes in equity such as the change in cumulative translation adjustment. The Company presents such information in its statement of operations.

Also in June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related

Information." Based on the management approach to segment reporting, SFAS No. 131 establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports material revenue. The Company has adopted SFAS No. 131 for its fiscal year ending July 3, 1999. The adoption of FAS 131 did not affect results of operations or financial position, but did affect the footnote disclosure of segment information.

In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement 133," which postponed the adoption date of SFAS No. 133. As such, the Company is not required to adopt the statement until fiscal 2001. Had the Company implemented SFAS 133 for the current reporting period, there would have been no material effect on our statement of operations and current assets and current liabilities would have increased equally by $5.2 million to reflect foreign currency forward contracts held by the Company.


EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:


     NAME                           AGE          POSITION

Gerard E. Puorro                     52          President, Chief Executive Officer and
                                                 Director

F. Paul Broyer                       50          Senior Vice President of Finance and
                                                 Administration, Chief Financial Officer,
                                                 and Treasurer

James C. Hsia, Ph.D.                 53          Senior Vice President, Research

William D. Spies                     49          Senior Vice President of Marketing, Sales
                                                 and Service

Jay D. Caplan                        37          Vice President, Operations

Timothy P. Costello                  39          Vice President, Worldwide Marketing

William B. Kelley                    44          Vice President, North American and Latin
                                                 American Sales

William McGrail                      38          Vice President of Development Engineering

Toshiro Mori                         47          Vice President, President of Candela KK

Robert J. Wilber                     41          Vice President, Worldwide Service and
                                                 Manager of European Sales



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

Mr. Broyer was appointed Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer in July 1998. Mr. Broyer joined the Company in October 1996 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Broyer held the position of Vice President Finance at Integrated Genetics from 1994 to 1996. From 1987 until 1994, Mr. Broyer was Corporate Controller for Laserdata, Inc. and held earlier positions with Avatar Technologies and Data General Corporation.

Dr. Hsia has been Senior Vice President, Research, of the Company since July 1991. He has been with the Company since October 1985, and was previously Vice President, Research and Development. Prior to joining the Company, and since 1982, he was Vice President, Research and Development at Laser Science, Inc.

Mr. Spies joined Candela in July 1998, as Senior Vice President of Marketing, Sales, and Service. Prior to joining the Company, and since 1996, Mr. Spies held the position of Director, Business Development with the Cordis medical device unit of Johnson & Johnson. From 1988 to 1996 Mr. Spies held the positions of Executive Vice President/General Merchandise Manager, and Vice President Sales and Marketing with Seiko Optical Products. Previously, Mr. Spies held a position with Corning, Inc.

Mr. Caplan was appointed Vice President, Operations in February 1997, after serving as Vice President, Manufacturing since December 1995. He has been with the Company since September 1988 and was previously Senior Director, Corporate Planning/ Business Development. From 1988 to 1993, Mr. Caplan held the positions of Product Director, International Controller, Manager, Financial Planning and Analysis, and Planning Associate. Prior to joining the Company, Mr. Caplan held positions at Xerox Corporation and the United States Air Force.

Mr. Timothy Costello joined Candela in December 1998 as Vice President, Worldwide Marketing. Prior to joining Candela, and since 1996, Mr. Costello held the position of Vice President, Marketing with ESC Medical Systems, Inc. From 1989 until 1996, Mr. Costello held a number of product and marketing manager positions at Mentor Corporation.

Mr. Kelley was named Vice President of North American and Latin American Sales in July 1998. Mr. Kelley was previously Vice President, North American Sales and Service, from April 1993 through June 1998. From January 1993 until April 1993 he was Vice President, Domestic Sales. He has been with the Company since 1987 and previously held the positions of National Sales Manager and Eastern Regional Sales Manager. Prior to joining the Company, Mr. Kelley held a number of sales and sales management positions in the medical industry.

Mr. McGrail was named Vice President of Development Engineering in July 1998. Previously, Mr. McGrail served in the position of Director of Engineering since August 1994. From 1987 to 1992, he held the positions of Senior Software Engineer and Software Design Engineer. Prior to joining Candela, Mr. McGrail was employed with Raytheon Corporation.

Mr. Mori was named Vice President, President of Candela K.K. in July 1998, after serving as President and Representative Director of Candela K.K. since September 1996. Previously, Mr. Mori held the positions of Director of Candela K.K. from September 1992 to September 1996, and General Manager from September 1989 to September 1992. From 1976 to 1989, he was employed by Sansui Electric Co. Ltd. in Tokyo.

Mr. Wilber was appointed Vice President, Worldwide Service in August 1997, after serving as Director of Worldwide Service since October 1993. He has been with the Company since September of 1989 and was previously a Finance Group Director. From 1989 to 1992 Mr. Wilber held the positions of International Accounting Manager, Customer Service Manager, and Director of Financial Planning and Analysis. Prior to joining the Company, Mr. Wilber held positions at Sony Corporation of America, Massachusetts Computer Corporation, and National Semiconductor/Data Terminal Systems.

ITEM 2. PROPERTIES

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

The Company's subsidiary, Candela Skin Care Centers, Inc, currently leases the following facilities:

1) Candela Skin Care Center of Scottsdale, Inc., 7,555 square feet located at 6939 E. Main Street, Scottsdale, AZ. The lease on this facility is for a period of ten years, expiring on June 30, 2006, with a provision for two five-year extensions; and

2) Candela Skin Care Center of Boston, Inc., 20,728 square feet located at 28 Arlington Street, Boston, MA. The lease on this facility is for a period of 15 years, and commenced on June 1, 1994.


ITEM 3. LEGAL PROCEEDINGS

On March 5, 1999, New Star Lasers, Inc. and its subsidiary Laser Aesthetics, Inc. filed a complaint in the U.S. District Court for the Eastern District of California against The Regents of the University of California (the "Regents"), the Beckman Laser Institute and Medical Clinic ("Beckman") and Candela. In the complaint, New Star Lasers is seeking a declaration that its technology does not infringe the Regents' patent pertaining to dynamic cooling technology to which we are a licensee, or in the alternative that the patent is invalid and not infringed by the plaintiff's technology. The complaint also includes various tort claims against us and contract-related claims against the Regents and Beckman. The complaint asserts that we interfered with the licensing of the dynamic cooling technology to the plaintiffs. The complaint seeks unspecified general, special, punitive, and exemplary damages plus costs and attorneys' fees against Candela as well as the "disgorgement" of any benefit received by Candela as a result of the alleged receipt of any of New Star Lasers' trade secrets from Beckman and the Regents. We intend to defend this matter vigorously and have filed a motion to dismiss the case on jurisdictional grounds. In August 1999, the Court granted our motion and dismissed the patent claims, but gave the plaintiffs additional time to amend their complaint. We believe that an adverse outcome of New Star Lasers' tort claims against Candela will not have a material adverse effect on our operations and financial condition. However, if New Star Lasers were to obtain a declaration that the Regents' patent under which the DCD was developed is not valid or enforceable, our rights to the DCD technology would no longer be exclusive. This outcome could adversely impact our operations and financial condition. The Regents have requested that we indemnify them in connection with this litigation pursuant to the license agreement between the Regents and Candela. We have rejected this request.

From time to time, we are a party to various legal proceedings incidental to our business. We believe that none of the other presently pending legal proceedings will have a material adverse effect upon our financial position, results of operations, or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The NASDAQ Stock Market under the symbol "CLZR."

At September 23, 1999, there were 423 holders of record of the Company's common stock and the closing sales price of the Company's common stock was $11.625.

The following table sets forth quarterly high and low closing sales prices of the common stock for the indicated fiscal periods:


                                                                             High                 Low
                                                                             ----                 ---


    FISCAL 1998

           First Quarter..................................                 $ 6.000             $ 4.250
           Second Quarter.................................                   7.125               4.250
           Third Quarter..................................                   5.500               3.250
           Fourth Quarter.................................                   4.313               2.813

    FISCAL 1999
           First Quarter..................................                 $ 4.750             $ 2.688
           Second Quarter.................................                   6.031               3.000
           Third Quarter..................................                  10.000               5.625
           Fourth Quarter.................................                  20.438               8.125



DIVIDEND POLICY

The Company has never paid a cash dividend and has no present intention to pay cash dividends in the foreseeable future. The Board of Directors currently intends to retain any future earnings for use in the Company's business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The table set forth below contains certain consolidated financial data for each of the last five fiscal years of the Company. This data should be read in conjunction with the detailed information, financial statements and related notes, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.



      (IN THOUSANDS, EXCEPT PER SHARE DATA)                                           For the Year Ended
                                                            ------------------------------------------------------------------
                                                             JULY 3,       JUNE 27,       JUNE 28,       JUNE 29,      JULY 1,
    CONSOLIDATED STATEMENT OF OPERATIONS DATA:                1999           1998          1997           1996          1995
    -----------------------------------------                 ----           ----          ----           ----          ----


     REVENUE:
      Lasers and other products....................         $46,708        $25,917       $25,601         $20,403       $18,017
      Product related service......................           8,801          8,405         7,660           7,861         8,450
      Skin care centers............................           3,079          2,703         2,244           2,149         1,777
                                                            ---------      ---------     ---------       ---------     ---------
           Total revenue...........................          58,588         37,025        35,505          30,413        28,244
    COST OF REVENUE:
      Lasers and other products....................          18,623         11,272        11,195           9,159         7,952
      Product related service......................           5,715          6,954         5,563           6,560         6,976
      Skin care centers............................           2,125          2,481         1,892           1,114           940
                                                            ---------      ---------     ---------       ---------     ---------
           Total cost of revenue...................          26,463         20,707        18,650          16,833        15,868
    GROSS PROFIT:
      Lasers and other products....................          28,085         14,645        14,406          11,244        10,065
      Product related service......................           3,086          1,451         2,097           1,301         1,474
      Skin care centers............................             954            222           352           1,035           837
                                                            ---------      ---------     ---------       ---------     ---------
           Total cost of revenue...................          32,125         16,318        16,855          13,580        12,376
    OPERATING EXPENSES:
      Selling, general & administrative............          17,891         15,271        13,680           9,873        10,246
      Research and development expense.............           3,998          2,399         2,488           1,818         3,733
      Restructuring charges (1)....................               0          2,609             0               0             0
                                                            ---------      ---------     ---------       ---------     ---------
           Total operating expenses................          21,889         20,279        16,168          11,691        13,979
                                                            ---------      ---------     ---------       ---------     ---------
    Income (loss) from operations..................          10,236         (3,961)          687           1,889        (1,603)
    OTHER INCOME (EXPENSE):
      Interest income..............................             115             42            84              93            70
      Interest expense.............................            (492)          (235)         (107)            (49)          (47)
      Other expense................................              (3)          (123)          (26)           (207)          544
                                                            ---------      ---------     ---------       ---------     ---------
           Total other income (expense)............            (380)          (316)          (49)           (163)          567
                                                            ---------      ---------     ---------       ---------     ---------
    INCOME (LOSS) BEFORE INCOME TAXES..............           9,856         (4,277)          638           1,726        (1,036)
    Provision for income taxes.....................           2,365            175           400             481           500
                                                            ---------      ---------     ---------       ---------     ---------
    NET INCOME (LOSS)..............................         $ 7,491        $(4,452)      $   238        $  1,245      $ (1,536)
                                                            ---------      ---------     ---------       ---------     ---------
                                                            ---------      ---------     ---------       ---------     ---------
    Basic earnings(loss)per share..................         $  1.36        $  (.81)      $   .04         $   .23      $   (.29)
    Diluted earnings(loss)per share................         $  1.22        $  (.81)      $   .04         $   .22      $   (.29)
    Weighted average shares outstanding............           5,500          5,479         5,398           5,321         5,288
    Adjusted weighted average shares outstanding...           6,119          5,479         5,673           5,652         5,288



                                                         Pro-forma
                                                         Unaudited
                                                           July 3,      July 3,     June 27,    June 28,    June 29,   July 1,
CONSOLIDATED BALANCE SHEET DATA:                            1999(2)      1999        1998        1997        1996       1995
--------------------------------                           ----         ----        ----        ----        ----       ----
    Cash and cash equivalents....................          $29,993     $10,055      $ 1,615     $ 2,674     $ 3,041    $ 2,565
    Working capital..............................           32,951      13,186        2,639       7,032       8,608      8,033
    Total assets.................................           56,216      36,451       22,604      24,837      19,334     16,832
    Long-term debt...............................            3,181       3,181          887       1,519         557        476
    Total stockholders' equity...................           33,787      14,023        5,395      10,246       9,965      9,086
    Total liabilities and stockholders' equity...           56,216      36,451       22,604      24,837      19,334     16,832



(1) During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2.6 million resulting from the closure of the skin care center located in Scottsdale, Arizona.

(2) Reflects proceeds of secondary offering completed on July 22, 1999. (unaudited)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ALL STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION CONTAINED IN THE FOLLOWING DISCUSSION RELATIVE TO MARKETS FOR OUR PRODUCTS AND TRENDS IN REVENUE, GROSS MARGINS AND ANTICIPATED EXPENSE LEVELS, AS WELL AS OTHER STATEMENTS INCLUDING WORDS SUCH AS "ANTICIPATE", "BELIEVE", "PLAN", "ESTIMATE", "EXPECT", AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS AND UNCERTAINTIES, AND OUR ACTUAL RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO THOSE DISCUSSED IN "CAUTIONARY STATEMENTS" AS WELL AS OTHER RISKS AND UNCERTAINTIES REFERENCED IN THIS PROSPECTUS.


OVERVIEW

We research, develop, manufacture, market, and service lasers used to perform aesthetic and cosmetic procedures. We sell our lasers principally to medical practitioners. Candela markets its products directly and through a network of distributors to end users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently, we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists, and general and vascular surgeons. Over 50% of our revenue in fiscal 1999 came from international sales.

We derive our revenue from:

      - the sale of lasers and other products;

      - the provision of product related services; and

      - the operations of our remaining skin care center.

Domestic and international product sales are generated principally through our direct sales force based in the U.S. and three international offices. Prior to fiscal 1999, a relatively small portion of our sales have come through our network of independent distributors. In December 1998, we entered into an exclusive distributorship arrangement with Physician Sales and Service (PSS) whose 700 representatives target general practice physicians and certain specialists in the U.S. Sales to distributors for the year ended July 3, 1999, increased as a result of this arrangement.

Since we began marketing the GentleLASE(R) in 1998, sales of this product have accounted for an increasing percentage of our total revenue. For our fiscal year ended July 3, 1999, sales of GentleLASE(R) and its accessories accounted for 53% of our total revenue. We typically assemble products in our Wayland, Massachusetts, facility in the quarter in which they are shipped, and backlog has not been significant. We experience some seasonal reduction of our product sales in the quarter ending in September due to the summer holiday schedule of physicians and their patients.

All product shipments include a 12-month parts and service warranty. The anticipated cost associated with the warranty coverage is accrued at the time of shipment and amortized over the warranty period as a cost of sales charged to service revenue. Costs associated with product installation are also recognized as costs of product-related service revenue. Both such anticipated and actual costs have no associated revenue and therefore reduce the gross profit from product related service revenue.

Product related service revenue consists of revenue from maintenance and repair services and the sale of spare parts and consumables. We derive revenue from extended warranty contracts, which are typically for a 12 to 24 month period. In addition, we provide on- site service worldwide on a time-and-materials basis directly or through our distributors.

In June 1996, we began an effort to own and operate skin care centers offering cosmetic laser treatments utilizing our equipment, along with providing other cosmetic services traditionally offered by high-end spas. We pursued this strategy by purchasing an existing spa in Boston in 1996. In March 1997, we opened a new skin care center in Scottsdale, Arizona, with no pre-existing client base. We subsequently decided to reduce our focus on our skin care center efforts and to renew our commitment to our core aesthetic and cosmetic laser business. In the quarter ending December 27, 1997, we closed our Scottsdale facility because it had failed to generate any material revenue from its inception, recorded a restructuring charge, and established a reserve in the amount of $2.6 million which represented the anticipated cost associated with this closure. In January 1999, we ceased to offer aesthetic laser procedures at our Boston skin care center because the rate of performance was insufficient to justify the associated costs, but we continue to provide personal care and health and beauty services from this location. We are actively seeking buyers to assume the leases and purchase the assets of both the Scottsdale and Boston facilities.

International revenue, consisting of sales from our subsidiaries in Germany, Spain, and Japan, and sales shipped directly to international locations from the U.S., during the fiscal years ended July 3, 1999, and June 27, 1998, represented 52% and 53% of total sales, respectively.

Our fiscal year consists of the 52 or 53 week period ending on the Saturday closest to June 30 of each year. The years ended July 3, 1999, June 27, 1998, and June 28, 1997, contained 53, 52 and 52 weeks, respectively.


RESULTS OF OPERATIONS

The following tables set forth selected financial data for the periods indicated, expressed as percentages.


                                                                          FOR THE YEAR ENDED
                                                             JULY 3,         JUNE 27,         JUNE 28,
                                                              1999            1998             1997
                                                              ----            ----             ----


     REVENUE MIX:
     (PERCENTAGE OF TOTAL REVENUE)
         Lasers and other products                            79.7%             70.0%            72.1%
         Product related service                              15.0              22.7             21.6
         Skin care centers                                     5.3               7.3              6.3
                                                             -----             -----            -----
                  Total                                      100.0%            100.0%           100.0%

     OPERATING RATIOS:
     GROSS PROFIT
     (PERCENTAGE OF EACH REVENUE CATEGORY)
         Lasers and other products                            60.1%             56.5%            56.3%
         Product related service                              35.1              17.3             27.4
         Skin care centers                                    31.0               8.2             15.6
                                                             -----             -----            -----
                  Total                                       54.8              44.1             47.5

     OPERATING EXPENSE
     (PERCENTAGE OF TOTAL REVENUE)
         Selling, general and administrative                  30.5%             41.2%            38.5%
         Research and development                              6.8               6.5              7.1
         Restructuring charge                                  0.0               7.1              0.0
                                                             -----             -----            -----
                  Total                                       37.3              54.8             45.6
                                                             -----             -----            -----
     Income (loss) from operations                            17.5             (10.7)             1.9
     Other income (expense)                                   (0.6)             (0.9)            (0.1)
                                                             -----             -----            -----
     Net income (loss) before income taxes                    16.9             (11.6)             1.8
         Provision for income taxes                            4.0               0.4              1.1
                                                             -----             -----            -----
     Net income (loss)                                        12.8%            (12.0)%            0.7%
                                                             -----             -----            -----
                                                             -----             -----            -----


FISCAL YEAR ENDED JULY 3, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 27, 1998

REVENUE. Total revenue increased 58% to $58.6 million in fiscal 1999 from $37.0 million in fiscal 1998. International product revenue, consisting of sales from our subsidiaries in Germany, Spain, and Japan, and sales shipped directly to international locations from the U.S., was 52% of total revenue for fiscal 1999 compared to 53% for the same period in 1998. Laser and product revenue increased 80% to $46.7 million in fiscal 1999 from $25.9 million in fiscal 1998. This was due mainly to a significant increase in the volume of both domestic and international shipments of the GentleLASE(R), which we began shipping in March 1998. Product-related service revenue increased 5% to $8.8 million in fiscal 1999 from $8.4 million in fiscal 1998. This increase was attributable to shipments of consumables used with the GentleLASE(R) and Sclero products. Skin care center revenue increased 14% to $3.1 million in 1999 compared to $2.7 million in 1998, due to increased marketing and promotional activities for our Boston Spa.

GROSS PROFIT. Gross profit increased to $32.1 million or 55% of revenue in fiscal 1999 from $16.3 million or 44% of revenue in fiscal 1998 as a result of increased sales of higher margin GentleLASE(R) and higher absorption of fixed portions of manufacturing overhead. Gross profit on lasers and other products increased to $28.0 million or 60% in fiscal 1999 compared to $14.6 million or 57% in fiscal 1998. Gross profit for service revenue in fiscal 1999 increased to $3.1 million or 35% of revenue compared to $1.5 million or 17% of revenue for fiscal 1998. Skin care center gross profit for the year ended July 3, 1999 was positively impacted, in comparison to 1998, by the closure of the Scottsdale facility in the second quarter of fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 17% to $17.9 million in fiscal 1999, from $15.3 million in fiscal 1998. This reflects increased staffing levels in the sales and marketing departments incurred to support revenue growth, partially offset by savings realized from operating one skin care center rather than two during the first six months of the fiscal year. Also affecting selling, general and administrative expense for fiscal 1999 was an expense of approximately $1.3 million for the payment of management bonuses which are tied to pre-tax profits derived from product and service revenue. In fiscal 1998, the management bonus accrued amounted to approximately $325,000. In relation to revenue, selling, general and administrative expenses was 31% of revenue in fiscal 1999 compared to 41% for fiscal 1998.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development spending for fiscal 1999 increased 67% to $4.0 million, from $2.4 million for fiscal 1998. The increase in research and development expense reflects efforts to develop products and product improvements designed to enhance, augment, and expand existing product lines. Research and development expense also includes approximately $481,000 of management bonuses, which are tied to pre-tax profits.

RESTRUCTURING CHARGE. During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2.6 million resulting from the closure of the skin care center located in Scottsdale, Arizona. During fiscal 1999, a total of $476,000 was charged against this reserve, representing costs associated with the closure of the Scottsdale facility leaving a reserve balance of $1.5 million. Candela continues to pursue a sublease of the Scottsdale facility, but if this effort is not successful, we could incur additional costs in excess of our existing reserve. Management believes that the reserve established to date will be sufficiently adequate so that no additional material charges will need to be recorded for at least the next 18 months.

OPERATING INCOME. Income from operations for the year ended July 3, 1999, increased by $14.2 million, from a loss of $4.0 million in fiscal 1998 to a profit of $10.2 million, in fiscal 1999. The improved performance was a result of both increased revenue from product sales and reduced expenses in connection with operations of the skin care centers.

OTHER INCOME/EXPENSE. For the fiscal year ended July 3, 1999, total other expense was $380,000 in comparison to $316,000 for the same period a year earlier. The increase resulted from an increase in interest expenses from the debt issued in October, 1998, partially offset by a decrease in exchange losses from our foreign operations and an increase in interest income resulting from higher cash balances.

INCOME TAXES. The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries. The provision for income taxes for the year ended July 3, 1999, reflects the utilization of the domestic net operating loss and tax credit carryforwards and tax provisions calculated in Japan and Spain at a rate in excess of the U.S. statutory tax rate. We had a net operating loss carryforward of approximately $2.2 million and tax credit carryforwards of approximately $1.6 million at June 28, 1998, the beginning of the current fiscal year. Based on current year operating results, we utilized all of the federal net operating loss carryforwards and the federal tax credit carryforwards. We also released $1.1 million of the valuation allowance against our deferred tax asset in fiscal 1999. The effective tax rate for fiscal 1999 is approximately 24%.

During the second quarter of fiscal 1999, Candela believed that it was more likely than not that a portion of the deferred tax asset would be utilized during 1999. Therefore, the Company, in accordance with the Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes", decreased its valuation allowance for the portion related to the utilization of the net operating loss and tax credit carryforwards against current year taxable income, resulting in a decrease to its effective rate.


FISCAL YEAR ENDED JUNE 27, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 28, 1997

REVENUE. Total revenue for fiscal 1998 increased 4% over fiscal 1997 to $37.0 million from $35.5 million. International revenue, as a percentage of total revenue, represented 53% of revenue in fiscal 1998 compared to 52% in fiscal 1997. Laser and product revenue increased slightly to $25.9 million for fiscal 1998 compared to $25.6 million for fiscal 1997. Increased shipments of GentleLASE(R) were partially offset by an 8% sales decline in our Japanese subsidiary as a result of the erosion of the Japanese Yen compared to the U.S. dollar during this period. Product related service revenue increased 10% in fiscal 1998 over fiscal 1997 to $8.4 million from $7.7 million. This increase was primarily the result of increased service in our Spanish subsidiary. Skin care center revenue for fiscal 1998 increased 20% over fiscal 1997 to $2.7 million from $2.2 million primarily as a result of operating two skin care centers in fiscal 1998 compared to fiscal 1997 when only the Boston skin care center was operating.

GROSS PROFIT. Gross profit decreased to $16.3 million or 44% of total revenue in fiscal 1998 from $16.9 million or 47% of total revenue in fiscal 1997. This decline was primarily due to the negative effect of currency devaluation on Japanese sales and a decrease in gross margins from the skin care centers resulting from increased medical procedure costs. Gross profit from product revenue for fiscal 1998 was $14.6 million, basically unchanged from $14.4 million for fiscal 1997. Gross profit from product related service revenue decreased to $1.5 million or 17% in fiscal 1998 compared to $2.1 million or 27% in fiscal 1997. This decline in product related service gross profit is attributable to warranty expenses associated with the initial shipments of the GentleLASE(R) which were estimated to be higher than our historical experience. Skin care center gross profit declined to $223,000, or 8.2% of total revenue, from $351,000, or 16% of total revenue, due to the higher operating costs and minimal revenue associated with the Scottsdale facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 12% to $15.3 million in fiscal 1998 from $13.7 million in fiscal 1997, as a result of charges incurred in the second quarter for legal and consulting fees and taking a full reserve for potentially uncollectible accounts and notes receivable from a domestic distributor. Selling, general and administrative expense was 41% of total revenue in fiscal 1998 compared to 39% in fiscal 1997.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development spending for fiscal 1998 decreased 4% to $2.4 million in fiscal 1998 from $2.5 million in fiscal 1997.

RESTRUCTURING CHARGE. During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2.6 million resulting from the closure of our skin care center located in Scottsdale, Arizona. Charges against the reserve for fiscal 1998 totaled $614,000, leaving a reserve balance of $2.0 million.

OPERATING INCOME (LOSS). We experienced an operating loss in fiscal 1998 of $4.0 million compared to an operating profit of $687,000 in fiscal 1997. This decline was a result of the restructuring charge, higher selling, general and administrative expenses, and declining margins from product related service revenue and the skin care centers.

OTHER INCOME AND EXPENSE. For fiscal 1998, other income and expense reflected $316,000 in expense in comparison to $49,000 in expense for fiscal 1997. Interest income decreased in fiscal 1998 as a result of a decrease in average cash balances, while interest expense increased in fiscal 1998 as a result of the increased level of debt and lease financing. Other expenses in fiscal 1998 included an increase in expense from foreign currency transactions.

INCOME TAXES. The provision for income taxes in fiscal 1998 was established due to taxable income from our subsidiaries in Spain and Japan.



LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities amounted to $8.8 million for fiscal 1999 compared to cash used for operating activities of $1.9 million in fiscal 1998, reflecting increased operating profit. Cash used in investing activities totaled $161,000 for 1999 compared to $293,000 for the same period a year earlier. Cash provided by financing activities amounted to $15,000 in 1999 in comparison to $1.4 million for 1998. We issued $3.7 million eight-year, 9.75% subordinated term notes with warrants in October 1998 and used the proceeds of this financing in part to pay the balance of $2.7 million on our line of credit. We borrowed $1.7 million on our line of credit during the same period a year ago.

Cash and cash equivalents at July 3,1999, increased by $8.4 million to $10.1 million from $1.6 million at June 27, 1998, due primarily to higher cash receipts resulting from increased shipments of GentleLASE(R).

On October 15, 1998, we issued eight-year, 9.75% subordinated term notes to three investors in the aggregate amount of $3.7 million. The notes become due in October, 2006, and require quarterly interest payments. In addition, we issued warrants to purchase 370,000 shares of common stock to the note holders that have an exercise price of $4.00 per share. The relative fair value ascribed to the warrants is $836,000 and has been recorded as a component of Additional Paid-In Capital in Stockholders Equity. The relative fair value of the debt was recorded as $2,864,000. The debt will be accreted to face value using the interest method over eight years, which will result in interest expense of $836,000 over the eight-year period in addition to the 9.75% face interest.

We also maintain a $3.5 million line of credit with a major bank which expires December 1, 1999. The line of credit bears interest at the bank's prime lending rate and is collateralized by total domestic accounts receivable, inventories, and a pledge of subsidiary stock. At July 3, 1999 we had no borrowings outstanding on this line of credit.

Our Japanese subsidiary borrowed funds to be used for payment of equipment purchases made from the U.S. parent. At July 3, 1999, this liability was $69,000, based upon year-end exchange rates. Our remaining short-term and long-term debt is comprised of capital lease obligations in the amount of $310,000 and $252,000, respectively, at July 3, 1999, compared to $362,000 and $828,000, respectively, at June 27, 1998.

Subsequent to the end of fiscal 1999, we completed a public offering in July 1999, for 2,430,000 shares of common stock, of which 1,499,854 shares were sold by Candela and 930,146 shares were sold by certain selling shareholders. We received approximately $19.2 million in net proceeds from the sale of our shares. Accordingly, on a pro forma basis, had the offering occurred on July 3, 1999, we would have had approximately $30 million in cash at year-end.

We believe that cash balances will be sufficient to meet anticipated cash requirements through the first quarter of fiscal 2001. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, nor that any such required additional capital will be available on reasonable terms, if at all, at such time as required.


YEAR 2000 READINESS DISCLOSURE STATEMENT

We have assessed our operations, from information and financial systems to each aspect of our manufacturing processes, including non-information systems and products, in order to reduce the risk of operational disruption and potential litigation due to the Year 2000 issue. We have completed approximately 95% of the implementation and testing of the necessary upgrades to our financial and information systems and expect to finish our upgrades prior to the end of October 1999. Our Year 2000 assessment identified no need for upgrades to our products and non-information systems. To date, we have primarily used our internal resources to assess our Year 2000 readiness. We have currently incurred less than $10,000 of incremental costs relating to Year 2000 readiness and believe that we will incur less than $10,000 of additional incremental costs in the foreseeable future.

Candela has questioned representatives of Litton Airtron Synoptics, our sole supplier for Alexandrite rods, and PSS, a major distributor, and has reviewed publicly available disclosures relating to PSS. Litton has indicated that their business systems are Year 2000 compliant. Based on this review, Candela is not aware of any information indicating that Litton or PSS will experience substantial Year 2000 problems. In addition, we have conducted an informal survey of our other suppliers, significant customers, and business partners. While responses to this survey indicate that many of our suppliers and customers are Year 2000 compliant, we have not yet received sufficient information from all parties about their Year 2000 preparedness to assess the effectiveness of their efforts. Moreover, in most cases, we are not in a position to verify the accuracy or completeness of the information we receive from third parties.

If third parties with whom we interact have Year 2000 problems that are not remedied, we could experience problems including the following:

      - in the case of vendors, disruption of important services upon which we depend, such as telecommunications and electrical power;

      - in the case of customers, temporary reduction in their purchasing activities as they implement upgraded systems;

      - in the case of third-party data providers, receipt of inaccurate or out-of-date information that would impair our ability to perform critical data functions; and

      - in the case of banks and other lenders, disruption of capital flows, potentially resulting in liquidity stress.

While we believe that Year 2000 disruptions will not materially hurt our business, in the worst case scenario our systems, or those of our suppliers and customers, may not function properly after December 31, 1999. This could result in delays in operations which would significantly harm our financial condition and operating results. In some international markets in which we do business, the level of awareness and remediation efforts relating to the Year 2000 issue may be less advanced than in the U.S. We are in the process of formulating a contingency plan to address the failure of our most important organizational systems, which we expect to be substantially complete by October 1999. We anticipate that our contingency plan will focus on identifying additional suppliers that can be utilized in the event of a Year 2000 disruption.

CAUTIONARY STATEMENTS


This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements concerning the future of the industry, product development, business strategy (including the possibility of future acquisitions), anticipated operational and capital expenditure levels, continued acceptance and growth of our products, and dependence on significant customers and suppliers. This Annual Report on Form 10-K contains forward-looking statements that we have made based on our current expectations, estimates and projections about our industry, operations, and prospects, not historical facts. We have made these forward-looking statements pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, and may contain projections of results of operations or of financial condition or state other forward-looking information. When considering forward-looking statements, you should keep in mind the cautionary statements in this Annual Report on Form 10-K. The cautionary statements noted below and other factors noted throughout this Annual Report on Form 10-K could cause our actual results to differ significantly from those contained in any forward-looking statement. We may not update or publicly release the results of these forward-looking statements to reflect events or circumstances after the date hereof.

OUR DEPENDENCE ON GENTLELASE(R) INCREASES OUR SUSCEPTIBILITY TO COMPETITIVE CHANGES IN THE MARKETPLACe.

We introduced our GentleLASE(R) in March 1998. GentleLASE(R)'s sales have grown rapidly and accounted for more than half of our total revenue in fiscal 1999. Heavy dependence on GentleLASE(R) sales increases our susceptibility to changes in the marketplace, such as competitors reducing prices or adding new features to their products, or customers ordering fewer of our products. Such changes in the marketplace could hurt our financial results.


OUR EXCLUSIVE RIGHTS TO THE DCD TECHNOLOGY COULD BECOME NON-EXCLUSIVE BECAUSE OUR AMENDED LICENSE AGREEMENT REQUIRES US TO MAKE COMMERCIALLY REASONABLE EFFORTS TO CONCLUDE SUBLICENSE AGREEMENTS WITH THIRD PARTIES, OR WE COULD LOSE OUR RIGHTS TO THE DCD TECHNOLOGY ALTOGETHER IF A COURT CHALLENGE TO THE UNDERLYING PATENT IS SUCCESSFUL.

Due to the terms of an amended license agreement entered into in October 1998, Candela could lose its exclusive rights to our Dynamic Cooling Device (DCD), or the patent under which the DCD was developed could be invalidated as a result of pending litigation. We developed our DCD, which is used to selectively cool the subject's outermost layer of skin during cosmetic laser treatments, under an exclusive license to patent rights owned by the Regents of the University of California. The DCD is an integral component of our biggest-selling device, the GentleLASE(R), and is also currently sold as an attachment to our other principal laser device, the ScleroPLUS(TM). We believe the efficacy of the DCD has been a key element in the recent growth in sales of our laser devices. In October 1998, we entered into an amendment of the license agreement which provided us with an exclusive right under the Regents' patent to make, use, and sell the dynamic cooling technology in all fields of use. However, this amendment also imposes on us an obligation to negotiate in good faith and make commercially reasonable efforts to conclude sublicensing agreements with third parties, subject to certain stipulated minimum terms and conditions. If we fail to negotiate in good faith or enter into sublicenses with third parties within certain time periods, the Regents may then grant license rights to such third parties directly, provided that Candela will receive 50% of all revenues received under such licenses. By letter dated September 10, 1999, the

Regents notified us that we were in default under the license agreement, as amended. The notice of default states that it is based on our alleged failure to make all royalty payments deemed by the Regents to be due; our alleged failure to engage in good faith negotiations with third parties expressing an interest in sublicensing the DCD technology; and our alleged failure to provide a draft license agreement to those third parties expressing an interest in sublicensing the DCD technology. The Regents' default notice gives us sixty days to cure the alleged default. We have responded in writing to the Regents' notice of default, informing the Regents that we are in full compliance with the terms of the license, as amended. We believe that the Regents' notice of default is without merit and will challenge any effort by the Regents to terminate the license. If the Regents successfully terminate our DCD license, we will lose our rights to the DCD technology. In addition, our financial condition will be adversely affected if the Regents prevail on their claim that we have not made all required royalty payments.

To date, Candela has corresponded with seven prospective sublicensees of the DCD technology who were identified by the Regents as potentially interested in obtaining a sublicense for that technology. Of these seven entities, two expressed an interest in pursuing sublicensing discussions. Candela provided term sheets for a sublicense to each of them. One of these entities, Laser Aesthetics, Inc., and its parent corporation, New Star Lasers, Inc., responded by commencing litigation seeking, among other things, to invalidate the Regents' patent under which the DCD was developed. The other entity has not responded to the term sheet. Candela has sent additional correspondence to the other entities who were identified by the Regents reminding them that Candela remains willing to open negotiations with them for the sublicensing of DCD technology, but has not received any further response. We have requested that, in light of our efforts to negotiate sublicenses with entities brought to our attention by the Regents, the Regents agree to extend the time periods set forth by the license amendment. The Regents have denied that request. We will contest any sublicense the Regents grant for the DCD technology on the grounds that the Regents' refusal to agree to our request to extend the time periods set forth in the license amendment was unreasonable.

While no such sublicenses or further licenses have been granted by us or the Regents to date, principal competitors of ours, or new entrants into the medical laser industry, may successfully conclude licensing arrangements providing them with access to the dynamic cooling technology. While our agreement with the Regents provides that we would receive 50% from all such licenses, the loss of exclusivity to this technology could hurt our financial results. In addition, while we believe the litigation commenced by New Star Lasers, Inc. challenging the validity of the Regents' patent rights is without merit, we can't be certain that the Regents' patent rights will not be reduced or invalidated, which could also hurt our business and financial results.


BECAUSE WE DERIVE MORE THAN HALF OF OUR REVENUE FROM INTERNATIONAL SALES, INCLUDING APPROXIMATELY ONE-THIRD OF OUR REVENUE FROM JAPAN AND THE ASIA-PACIFIC MARKETPLACE IN FISCAL 1999, WE ARE SUSCEPTIBLE TO CURRENCY FLUCTUATIONS, NEGATIVE ECONOMIC CHANGES TAKING PLACE IN JAPAN AND THE ASIA-PACIFIC MARKETPLACE, AND OTHER RISKS ASSOCIATED WITH CONDUCTING BUSINESS OVERSEAS.

We sell a significant portion of our products and services outside the U.S. and Canada. International sales, consisting of sales from our subsidiaries in Germany, Spain, and Japan, and sales shipped directly to international locations from the U.S., accounted for 52% and 53% of our revenue for fiscal years 1999 and 1998, respectively, and we expect that they will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales. In particular, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation. For example, in our fiscal year ended June 27, 1998, we experienced an 8% decline in product sales to Japanese customers as a result of the erosion of the Japanese Yen compared to the U.S. dollar during this period. Other risks associated with international sales which we have faced in the past include:

      - longer payment cycles common in foreign markets;

      - failure to obtain or significant delays in obtaining necessary import or foreign regulatory approvals for our products;

      - difficulties in staffing and managing our foreign operations.


THE FAILURE TO OBTAIN ALEXANDRITE RODS FOR THE GENTLELASE(R) AND ALEXLAZR(TM) FROM OUR SOLE SUPPLIER WOULD IMPAIR OUR ABILITY TO MANUFACTURE AND SELL GENTLELASE(R), WHICH ACCOUNTED FOR MORE THAN HALF OF OUR REVENUE IN THE FISCAL YEAR ENDED JULY 3, 1999.

We use Alexandrite rods to manufacture the GentleLASE(R) and the ALEXlazr(TM), which account for a significant portion of our total revenues. We depend exclusively on Litton Airtron Synoptics to supply these rods, for which no alternative supplier meeting our quality standards exists. We cannot be certain that Litton will be able to meet our future requirements at current prices or at all. To date, we have been able to obtain adequate supplies of Alexandrite rods in a timely manner, but any extended interruption in our supplies could hurt our results.


DISAPPOINTING QUARTERLY REVENUE OR OPERATING RESULTS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO FALL.

Our quarterly revenue and operating results are difficult to predict and may swing sharply from quarter to quarter. Historically, our first fiscal quarter has had the least amount of revenue in any quarter of our fiscal year. The results of the first quarter are directly impacted by the seasonality of the purchasing cycle. In the last three fiscal years, first quarter revenue has been below the previous quarter's revenue in the range of 12.6% to 38.1%.

If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue is difficult to forecast for many reasons, some of which are outside of our control, including the following:

MARKET SUPPLY AND DEMAND

      - potential increases in the level and intensity of price competition between us and our competitors;

      - potential decrease in demand for our products; and

      - possible delays in market acceptance of our new products.

CUSTOMER BEHAVIOR

      - changes in or extensions of our customers' budgeting and purchasing cycles; and

      - changes in the timing of product sales in anticipation of new product introductions or enhancements by us or our competitors.

COMPANY OPERATIONS

      - absence of significant product backlogs;

      - our effectiveness in our manufacturing process;

      - unsatisfactory performance of our distribution channels, service providers, or customer support organizations; and

      - timing of any acquisitions and related costs.

THE COST OF CLOSING OUR SKIN CARE CENTERS MAY BE HIGHER THAN MANAGEMENT HAS ESTIMATED TO DATE, AND HIGHER ACTUAL COSTS WOULD NEGATIVELY IMPACT OUR OPERATING RESULTS.

We have renewed our commitment to expand and diversify our core cosmetic and surgical laser equipment business. As part of this refocus, we decided to reduce our focus on our efforts to own and operate centers which would offer cosmetic laser treatments utilizing our equipment, along with providing other cosmetic services traditionally offered by high-end spas. Although we are actively seeking buyers for the two skin care centers we opened which are located in Scottsdale, Arizona, and Boston, Massachusetts, we cannot be certain that a sale or sublease of either facility will be completed on favorable terms or at all. We have established a reserve to accrue for the anticipated costs of terminating the Scottsdale facility, but we can't be sure that such a reserve will be adequate. To date, we have not established a reserve in connection with the Boston facility, which we are continuing to operate as a spa without providing cosmetic laser services.


OUR FAILURE TO EXPAND OUR SALES FORCE AND DISTRIBUTION CHANNELS WOULD INHIBIT OUR ABILITY TO GROW.

We sell our products primarily through our direct sales force and we support our customers with our internal technical and customer support staff. To achieve significant revenue growth in the future we must recruit and train sufficient technical, customer, and direct sales personnel. We have in the past and may in the future experience difficulty in recruiting qualified sales, technical, and support personnel. We also rely on our network of distributors and our relationship with PSS for sales of our products. Our inability to rapidly and effectively expand our direct sales force and our technical and support staff or our failure to maintain effective distribution relationships with PSS and other distributors could hurt our business.


OUR FAILURE TO RESPOND TO RAPID CHANGES IN TECHNOLOGY AND INTENSE COMPETITION IN THE LASER INDUSTRY COULD MAKE OUR LASERS OBSOLETE.

The aesthetic and cosmetic laser equipment industry is subject to rapid and substantial technological development and product innovations. To be successful, we must be responsive to new developments in laser technology and new applications of existing technology. Our financial condition and operating results could be hurt if our products fail to compete favorably in response to such technological developments, or we are not agile in responding to competitors' new product introductions or product price reductions. In addition, we compete against numerous companies offering products similar to ours, some of which have greater financial, marketing, and technical resources than we do. We cannot be sure that we will be able to compete successfully with these companies and our failure to do so could hurt our business, financial condition, and results of operations.


LIKE OTHER COMPANIES IN OUR INDUSTRY, WE ARE SUBJECT TO A REGULATORY REVIEW PROCESS AND OUR FAILURE TO RECEIVE NECESSARY GOVERNMENT CLEARANCES OR APPROVALS COULD AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND REMAIN COMPETITIVE.

The types of medical devices that we seek to market in the U.S. generally must receive either "510(k) clearance" or "PMA approval" in advance from the U.S. Food and Drug Administration (FDA) pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process usually takes from four to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer. To date, the FDA has deemed our products eligible for the 510(k) clearance process. We believe that most of our products in development will receive similar treatment. However, we cannot be sure that the FDA will not impose the more burdensome PMA approval process upon one or more of our future products, nor can we be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. Particularly, for example, we are awaiting Ministry of Health approval in Japan for the sale of ScleroPLUS(TM). We cannot be certain that we will be able to obtain (or continue to obtain) any such government approvals or successfully comply with any such foreign regulations in a timely and cost-effective manner, if at all, and our failure to do so could adversely affect our ability to sell our products.


WE HAVE MODIFIED SOME OF OUR PRODUCTS WITHOUT FDA CLEARANCE. THE FDA COULD RETROACTIVELY DECIDE THE MODIFICATIONS WERE IMPROPER AND REQUIRE US TO CEASE MARKETING AND/OR RECALL THE MODIFIED PRODUCTS.

Any modification to one of our 510(k) cleared devices that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. The FDA requires every manufacturer to make this determination in the first instance, but the FDA can review any such decision. We have modified some of our marketed devices, but we believe that new 510(k) clearances are not required. We cannot be certain that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to seek 510(k) clearance for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.


ACHIEVING COMPLETE COMPLIANCE WITH FDA REGULATIONS IS DIFFICULT, AND IF WE FAIL TO COMPLY, WE COULD BE SUBJECT TO FDA ENFORCEMENT ACTION.

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. The FDA's regulatory scheme is complex, especially the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures. This complexity makes complete compliance difficult to achieve. Also, the determination as to whether a QSR violation has occurred is often subjective. If the FDA finds that we have failed to comply with the QSR or other applicable requirements, the agency can institute a wide variety of enforcement actions, including a public warning letter or other stronger remedies, such as:

      - fines, injunctions, and civil penalties against us;

      - recall or seizure of our products;

      - operating restrictions, partial suspension, or total shutdown of our production;

      - refusing our requests for 510(k) clearance or PMA approval of new products;

      - withdrawing product approvals already granted; and

      - criminal prosecution.


UNANTICIPATED CHANGES IN DOMESTIC AND FOREIGN GOVERNMENTAL REGULATION AFFECTING OUR INDUSTRY COULD ADVERSELY AFFECT OUR ABILITY TO REMAIN COMPETITIVE AND PROFITABLE.

A host of regulatory requirements apply to the manufacture and commercial distribution of our devices after the FDA and foreign governments have cleared them for marketing. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, results of operations, and financial condition.

WE MAY INCUR UNEXPECTED COSTS TO COMPLY WITH OTHER GOVERNMENT REGULATIONS.

We also must comply with numerous laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and hazardous substance disposal. We may incur significant costs to comply with such laws and regulations in the future and we cannot be sure that such laws or regulations will not hurt our business, results of operations, and financial condition.


CLAIMS BY OTHERS THAT OUR PRODUCTS INFRINGE THEIR PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS COULD PREVENT US FROM MANUFACTURING AND SELLING SOME OF OUR PRODUCTS OR REQUIRE US TO INCUR SUBSTANTIAL COSTS FROM LITIGATION OR DEVELOPMENT OF NON-INFRINGING TECHNOLOGY.

Our industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the U.S. until such patents are issued and are maintained in secrecy for a period of time outside the U.S. Accordingly, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications of others. Any claims of patent infringement would be time-consuming and could:

      - result in costly litigation;

      - divert our technical and management personnel;

      - cause product shipment delays;

      - require us to develop non-infringing technology; or

      - require us to enter into royalty or licensing agreements.

One such litigation matter is currently pending, New Star Lasers, Inc.'s action to invalidate the patent under which the DCD was developed, and others could occur at any time.

Although patent and intellectual property disputes in the laser industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could hurt our gross margins. In addition, we cannot be sure that the necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from manufacturing and selling some of our products, which could hurt our business, results of operations, and financial condition. On the other hand, we may have to start costly and time consuming litigation in order to enforce our patents, to protect trade secrets, and know-how owned by us or to determine the enforceability, scope, and validity of the proprietary rights of others. We have received correspondence on behalf of Palomar Medical Technologies informing us that Palomar is the exclusive licensee to certain Unites States patents and offering to grant us a nonexclusive license to such patent. We have determined that two of the Palomar patents are unrelated to our products, and continue to study the other two patents to determine whether they have any application to our products, and if so, the value of non-exclusive rights to such patents.


WE COULD INCUR SUBSTANTIAL COSTS AS A RESULT OF PRODUCT LIABILITY CLAIMS.

There are various risks of physical injury to the patient when using our lasers for aesthetic and cosmetic treatments. Injuries often result in product liability or other claims being brought against the practitioner utilizing the device and us. The costs and management time we would have to spend in defending or settling any such claims, or the payment of any award in connection with such claims, could hurt our business, results of operations, and financial condition. Although we maintain product liability insurance, we cannot be certain that our policy will provide sufficient coverage for any claim or claims that may arise, or that we will be able to maintain such insurance coverage on favorable economic terms.

WE MAY BE UNABLE TO ATTRACT AND RETAIN MANAGEMENT AND OTHER PERSONNEL WE NEED TO SUCCEED.

The loss of any of our senior management or other key research, development, sales, and marketing personnel, particularly if lost to competitors, could hurt our future operating results. Our future success will depend in large part upon our ability to attract, retain, and motivate highly skilled employees. We cannot be certain that we will attract, retain, and motivate sufficient numbers of such personnel.


OUR FAILURE TO MANAGE FUTURE ACQUISITIONS AND JOINT VENTURES EFFECTIVELY MAY DIVERT MANAGEMENT ATTENTION FROM OUR CORE BUSINESS AND CAUSE US TO INCUR ADDITIONAL DEBT, LIABILITIES OR COSTS.

We may acquire businesses, products, and technologies that complement or expand our business. We may also consider joint ventures and other collaborative projects. We may not be able to:

      - identify appropriate acquisition or joint venture candidates;

      - successfully negotiate, finance, or integrate any businesses, products, or

      - technologies that we acquire; or

      - successfully manage any joint ventures or collaborations.

Furthermore, the integration of any acquisition or joint venture may divert management time and resources. If we fail to manage these acquisitions or joint ventures effectively we may incur debts or other liabilities or costs which could harm our operating results or financial condition. While we from time to time evaluate potential acquisitions of businesses, products, and technologies, consider joint ventures and other collaborative projects, and anticipate continuing to make these evaluations, we have no present understandings, commitments, or agreements with respect to any acquisitions or joint ventures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At July 3, 1999, the Company held foreign currency forward contracts with notional values totaling approximately $5,307,086 (631,844,877 Japanese Yen) compared to $1,386,000 (183,687,568 Japanese Yen) at June 27, 1998. These contracts have maturities prior to October 29, 1999. The carrying and net fair value of these contracts at July 3, 1999, was $0 and $86,090, respectively, compared to $0 and $127,000, respectively, at June 27, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are included herein and are indexed under item 14 (a) (1)-(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors of the Company required under this item in incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended July 3, 1999 under the headings "Election of Directors" and "Section 16(a) Reporting Delinquencies." The information concerning executive officers of the Company are set forth under the caption "Executive Officers" in Item 1 of this Form 10-K is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the company's fiscal year ended July 3, 1999 under the heading "Section 16(a) Reporting Delinquencies."


ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission nor later than 120 days after the close of the Company's fiscal year ended July 3, 1999, under the heading "Compensation and Other Information Concerning Directors and Officers."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended July 3, 1999, under the heading "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information, if any, required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended July 3, 1999, under the heading "Certain Transactions."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following items are filed as part of this report:


     (1)  CONSOLIDATED FINANCIAL STATEMENTS:

         Report of Independent Accountants                                                   F-1
         Consolidated Balance Sheets - July 3, 1999 and June 27, 1998                        F-2
         Consolidated Statements of Operations - Years ended July 3, 1999, June
         27, 1998, and June 28, 1997                                                         F-3
         Consolidated Statements of Stockholders' Equity - Years Ended July 3,
         1999, June 27, 1998, and June 28, 1997                                              F-4
         Consolidated Statements of Cash Flows - Years Ended July 3, 1999, June
         27, 1998, and June 28, 1997                                                         F-5
         Notes to Consolidated Financial Statements                                          F-6


    (2)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

         Schedule II - Valuation and Qualifying Accounts                                    F-20


The report of the registrant's independent accountants with respect to the above-listed financial statements and financial statement schedule appears on page F-1 of this report.

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable, material, or required.

(3) EXHIBITS: Except as otherwise noted, the following documents are incorporated by reference from the Company's Registration Statement on Form

S-1 (File Number 333-78339):

3.1      Certificate of Incorporation, as amended

3.2         (FN9)       By-laws of the Company, as amended and restated

3.3         (FN1)       Agreement of Merger between Candela Corporation, Inc., a Massachusetts corporation, and Candela Laser Corporation, a Delaware corporation.

4.1         (FN6)       Form of Rights Agreement dated as of September 4, 1992, between the
                        Company and The First National Bank of Boston, as Rights Agent,
                        which includes as Exhibit A thereto the Form of Rights Certificate
10.1        (FN1)       1985 Incentive Stock Option Plan
10.2        (FN2)       1987 Stock Option Plan
10.2.1      (FN2)       1989 Stock Plan
10.2.2      (FN3)       1990 Employee Stock Purchase Plan
10.2.3      (FN3)       1990 Non-Employee Director Stock Option Plan
10.2.4      (FN7)       1993 Non-Employee Director Stock Option Plan
10.2.5      (FN13)      1998 Stock Plan
10.3        (FN7)       Lease for premises at 526 Boston Post Road, Wayland, Massachusetts
10.4        (FN7)       Lease for premises at 530 Boston Post Road, Wayland, Massachusetts
10.5        (FN7)       Patent License Agreement between the Company and Patlex Corporation effective as of July 1, 1988
10.6        (FN4)       License Agreement among the Company, Technomed International, Inc. and Technomed
                        International S.A. dated as of December 20, 1990
10.7        (FN5)       License Agreement between the Company and Pillco Limited Partnership effective as of October 1, 1991
10.8        (FN8)       Distribution Agreement between the Company and Cryogenic Technology
                        Limited, dated October 15, 1993
10.9        (FN10)      Asset Purchase Agreement between the Company and Derma-Laser, Limited and
                        Derma-Lase, Inc. dated June 23, 1994.
10.10       (FN13)      Letter Agreement between the Company and Fleet Bank dated February 13,
                        1997
10.10.1     (FN13)      Amendment to Letter Agreement between the Company and Fleet Bank dated
                        December 15, 1998.
10.11*      (FN11)      Exclusive Distribution Agreement dated as of December 21, 1999, by and among the Company and Physicians Sales and Service.
10.12*      (FN11)      Exclusive License Agreement dated as of February 13,1995 and amended
                        October 15, 1998, by and among the Company and the Regents of the
                        University of California.
10.13       (FN12)      Note and Warrant Purchase Agreement, dated as of October 15, 1998 by and among the Company, Massachusetts Capital Resource Company, William D. Witter
                        and Michael D. Witter.
10.13.1     (FN12)      Form of Note delivered to the Company in the aggregate principal amount of $3,700,000 to Massachusetts Capital Resource Company, William D. Witter
                        and Michael D. Witter.
10.13.2     (FN12)      Form of Common Stock Purchase Warrant to purchase an aggregate of
                        370,000 shares of the Company's Common Stock delivered to Massachusetts
                        Capital Resource Company, William D. Witter and Michael D. Witter.
21.1        (FN11)      Subsidiaries of the Company
23.1                    Consent of PricewaterhouseCoopers LLP (Independent Accountants)
27.1                    Financial Data Schedule



  - Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2.


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



            (FN7)       Previously filed as an exhibit to the Company's Annual Report on
                        Form 10-K for the fiscal year ended July 3, 1993, and incorporated herein by reference.
            (FN8)       Previously filed as an exhibit to Form 10-Q for the quarter ended
                        January 1, 1994, and incorporated herein by reference.
            (FN9)       Previously filed as an exhibit to Form 10-Q for the quarter ended April
                        2, 1994, and incorporated herein by reference.
            (FN10)      Previously filed as an exhibit to the Company's Annual Report on
                        Form 10-K for the fiscal year ended July 2, 1994, and incorporated herein by reference.
            (FN11)      Previously  filed as an exhibit to Form 10-Q for the  quarter  ended March
                        27, 1999 and incorporated herein for reference.
            (FN12)      Previously  filed as an  exhibit to the  Company's  Amended  and  Restated
                        Annual Report on Form 10-K for the fiscal  year ended June 27,  1998,  and incorporated herein by reference.
            (FN13)      Previously filed as an exhibit to Registration Statement No. 333-78339 and incorporated herein by reference.



            (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended July 3, 1999.

            (c) The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 14(a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 1999.

                                        CANDELA CORPORATION

                                        By: /s/ Gerard E. Puorro
                                            ---------------------
                                            Gerard E. Puorro, President,
                                            Chief Executive Officer and Director

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


     Signature                                       Title                                       Date
     ---------                                       -----                                       ----

     /s/ Gerard E. Puorro                            President, Chief Executive           September 29, 1999
     -------------------------                       Officer, and Director
     Gerard E. Puorro                                (Principal Executive Officer)

     /s/ F. Paul Broyer                              Senior Vice President of             September 29, 1999
    -------------------------                        Finance and Administration,
     F. Paul Broyer                                  Treasurer and Chief Financial
                                                     Officer

     /s/ Kenneth D. Roberts                          Chairman of the Board                September 29, 1999
     -------------------------                       of Directors
     Kenneth D. Roberts

     /s/ Richard J. Cleveland                        Director                             September 29, 1999
     -------------------------
     Richard J. Cleveland

     /s/ Theodore G. Johnson                         Director                             September 29, 1999
     -------------------------
     Theodore G. Johnson

     /s/ Nancy Nager                                 Director                             September 29, 1999
     -------------------------
     Nancy Nager

     /s/ Douglas W. Scott                            Director                             September 29, 1999
     -------------------------
     Douglas W. Scott


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Candela Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 35 present fairly, in all material respects, the financial position of Candela Corporation and its Subsidiaries at July 3, 1999 and June 27, 1998 and the results of their operations and their cash flows for each of the three years in the period ended July 3, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 35 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PRICEWATERHOUSECOOPERS LLP


Boston, Massachusetts
August 23, 1999

                      CANDELA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         JULY 3, 1999 AND JUNE 27, 1998
                             (DOLLARS IN THOUSANDS)



                                                                              Pro-forma
                                                                                 1999*        1999                1998
                                                                             (unaudited)
                                                                             ----------       --------          --------
     ASSETS
     Current assets:

     Cash and cash equivalents (Note 1)                                      $ 29,993         $ 10,055          $   1,615
     Accounts receivable (net of allowance of $998 and
       $1,038 in 1999 and 1998, respectively)(Notes 1 & 6)                     12,337           12,337              8,419

     Notes receivable                                                           2,186            2,186              1,486
     Inventories (Notes 1 & 3)                                                  6,927            6,927              7,241
     Other current assets                                                         755              928                200
                                                                             ----------       ----------        -----------
     Total current assets                                                      52,198           32,433             18,961

     Property and equipment, net (Note 4)                                       2,626            2,626              3,120
     Deferred tax assets (Note 7)                                               1,100            1,100                  -
     Other assets                                                                 292              292                523
                                                                             ----------       ----------        -----------
     Total assets                                                            $ 56,216         $ 36,451           $ 22,604
                                                                             ----------       ----------        -----------
                                                                             ----------       ----------        -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:

     Accounts payable                                                        $  4,846         $  4,846           $  4,292
     Accrued payroll and related expenses                                       3,735            3,735              1,319
     Accrued warranty costs                                                     2,502            2,502              2,012
     Income taxes payable                                                       3,185            3,185                335
     Restructuring reserve (Note 12)                                            1,519            1,519              1,995
     Other accrued liabilities                                                  1,132            1,132                957
     Lines of credit and short-term notes(Note 6)                                   -                -              3,052
     Current portion of long-term debt (Note 6)                                   415              415                597
     Deferred income (Note 5)                                                   1,913            1,913              1,763
                                                                             ----------       ----------        -----------
     Total current liabilities                                                 19,247           19,247             16,322

     Long-term debt (Note 6)                                                    3,181            3,181                887

     Commitments and contingencies(Note 6)                                         --               --                 --

     Stockholders' equity (Note 8):
     Common stock, $.01 par value: 30,000,000
     shares authorized;  7,163,994, 5,564,998 and
     5,479,020 shares issued and outstanding
     in pro-forma 1999, 1999 and 1998, respectively                                72               56                 55

     Additional paid-in capital                                                38,311           18,562             17,407
     Accumulated deficit                                                       (3,846)          (3,846)           (11,337)
     Accumulated other comprehensive income                                      (749)            (749)              (730)
                                                                             ----------       ----------        -----------
     Total stockholders' equity                                                33,787           14,023              5,395
                                                                             ----------       ----------        -----------
     Total liabilities and stockholders' equity                              $ 56,216         $ 36,451            $ 22,604
                                                                             ----------       ----------        -----------
                                                                             ----------       ----------        -----------



*Reflects proceeds of secondary offering completed on July 22, 1999. (see
Note 1)


The accompanying notes are an integral part of the consolidated financial statements.

                      CANDELA CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                FOR THE YEARS ENDED JULY 3, 1999, JUNE 27, 1998,
                   AND JUNE 28, 1997 (IN THOUSANDS, EXCEPT PER
                                   SHARE DATA)


                                                                   1999                 1998             1997
                                                                 ----------           --------          --------


     Revenue:
       Lasers and other products                                  $46,708             $25,917           $25,601
       Product related service                                      8,801               8,405             7,660
       Skin care centers                                            3,079               2,703             2,244
                                                                 ----------           --------          --------

          Total revenue                                            58,588              37,025            35,505

     Cost of sales:
       Lasers and other products                                   18,623              11,272            11,195
       Product related service                                      5,715               6,954             5,563

       Skin care centers                                            2,125               2,481             1,892
                                                                 ----------           --------          --------
          Total cost of sales                                      26,463              20,707            18,650
                                                                 ----------           --------          --------

     Gross profit                                                  32,125              16,318            16,855

     Operating expenses:
       Research and development                                     3,998               2,399             2,488
       Selling, general and administrative                         17,891              15,271            13,680
       Restructuring charge                                             0               2,609                 0
                                                                 ----------           --------          --------

          Total operating expenses                                 21,889              20,279            16,168
                                                                 ----------           --------          --------


     Income (loss) from operations                                 10,236              (3,961)              687

     Other income (expense)
       Interest income                                                115                  42                84
       Interest expense                                              (492)               (235)             (107)
       Other expense                                                   (3)               (123)              (26)
                                                                 ----------           --------          --------

          Total other expense                                        (380)               (316)              (49)
                                                                 ----------           --------          --------

     Income (loss) before income taxes                              9,856              (4,277)              638
     Provision for income taxes                                     2,365                 175               400
                                                                 ----------           --------          --------


     Net income (loss)                                            $ 7,491             $(4,452)          $   238
                                                                 ----------           --------          --------
                                                                 ----------           --------          --------



     Basic earnings (loss) per share                              $  1.36              $(0.81)          $  0.04

     Diluted earnings (loss) per share                            $  1.22              $(0.81)          $  0.04
                                                                 ----------           --------          --------
                                                                 ----------           --------          --------



     Weighted average shares outstanding                            5,500               5,479             5,398

     Adjusted weighted average shares
       outstanding                                                  6,119               5,479             5,673
                                                                 ----------           --------          --------
                                                                 ----------           --------          --------




    Net income (loss)                                             $ 7,491             $(4,452)          $   238
    Other comprehensive income (loss)net of tax:
       Foreign currency translation adjustment                        (14)               (607)              (42)
                                                                 ----------           --------          --------

    Comprehensive income (loss)                                   $ 7,477             $(5,059)          $   196
                                                                 ----------           --------          --------
                                                                 ----------           --------          --------




The accompanying notes are an integral part of the consolidated financial statements.

                      CANDELA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE YEARS ENDED JULY 3, 1999, JUNE 27, 1998, AND JUNE 28, 1997
                                 (IN THOUSANDS)


                                                                                               Accumulated
                                                              Additional                          Other
                                                               Paid-in      Accumulated       Comprehensive
                                         Common Stock          Capital        Deficit            Income
                                         ------------          -------      -----------            ------
                                        Shares  Amount                                                               Total
                                        ------  ------                                                               -----
--------------------------------------------------------------------------------------------------------------------------

    BALANCE JUNE 29, 1996               5,385    $53          $17,069        $(7,123)             $(34)             $9,965

    Sale of common stock
      under stock plans                    35     1               154                                                  155

    Net income                                                                   238                                   238

    Currency translation
      adjustment                                                                                  (112)               (112)
---------------------------------------------------------------------------------------------------------------------------

    BALANCE JUNE 28, 1997               5,420    54            17,223         (6,885)             (146)             10,246


    Sale of common stock
      under stock plans                    59     1               184                                                  185
    Net loss                                                                  (4,452)                               (4,452)
    Currency translation
      ADJUSTMENT                                                                                  (584)               (584)
---------------------------------------------------------------------------------------------------------------------------
    BALANCE JUNE 27, 1998               5,479    55            17,407        (11,337)             (730)              5,395

    Sale of common stock
      under stock plans                    84     1               309                                                  310
    Exercise of stock
      warrants                              2     0                10                                                   10
    Issuance of stock
      warrants                                                    836                                                  836
    Net income                                                                 7,491                                 7,491
    Currency translation
      ADJUSTMENT                                                                                   (19)                (19)
---------------------------------------------------------------------------------------------------------------------------
    BALANCE JULY 3, 1999                 5,565   $56          $18,562        $(3,846)            $(749)            $14,023
---------------------------------------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of the consolidated financial statements.

                      CANDELA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED JULY 3, 1999, JUNE 27, 1998, AND JUNE 28, 1997
                                 (IN THOUSANDS)


                                                          1999           1998           1997
                                                          ----           ----           ----
     Cash flows from operating activities:
       Net income (loss)                               $  7,491       $(4,452)        $  238
       Adjustments to reconcile net income (loss)
          to net cash provided by (used for)
          operating activities:
          Depreciation and amortization                     751           815            666
          Provision for bad debts                           268           844             36
          Provision for restructuring charges                 -         2,609              -
          Accretion of interest on debt discount             66             -              -
       Increase(decrease) in cash from working capital:
              Accounts receivable                        (3,905)         (950)        (2,628)
              Notes receivable                             (488)         (434)           620
              Inventories                                   362          (810)        (1,216)
              Other current assets                         (762)          314           (188)
              Other assets                               (1,114)          664           (529)
              Accounts payable                              361        (1,046)         2,945
              Accrued payroll and related expenses        2,415           491             88
              Deferred income                                78          (241)           145
              Accrued warranty costs                        488           683            445
              Income taxes payable                        2,849          (154)           181
              Restructuring reserve                        (289)         (501)             -
              Other accrued liabilities                     213           303           (395)
                                                        ---------     ---------      ---------
     Net cash provided by (used for) operating
       activities                                         8,784        (1,865)           408

     Cash flows from investing activities:
       Proceeds from sale of assets                         363            24             50
       Purchases of property and equipment                 (524)         (317)        (1,867)
                                                        ---------     ---------      ---------
     Net cash used for investing activities                (161)         (293)        (1,817)

     Cash flows from financing activities:
       Net borrowings from (repayments of) lines
          of credit                                      (2,700)        1,700          1,000

       Proceeds from issuance of debt and stock
          warrants                                        3,700          396             655
       Principal payments on debt                          (668)        (441)           (422)
       Payments of capital lease obligations               (638)        (390)           (258)
       Proceeds from issuance of common stock               321          184             155
                                                        ---------     ---------      ---------


     Net cash provided by financing activities               15         1,449          1,130

     Effect of exchange rate changes on
      cash and cash equivalents                            (198)         (350)           (88)
                                                        ---------     ---------      ---------

     Net increase (decrease) in cash and
       cash equivalents                                   8,440        (1,059)          (367)

     Cash and cash equivalents at beginning
       of period                                          1,615         2,674          3,041
                                                        ---------     ---------      ---------

     Cash and cash equivalents at end of period         $10,055       $ 1,615        $ 2,674
                                                        ---------     ---------      ---------
                                                        ---------     ---------      ---------

     Cash paid during the year for:
       Interest                                          $  366       $   235        $   107
       Income taxes                                      $  615       $   356        $   492

     Non cash activity:
       Capital lease financing                           $   42       $    84        $ 1,011



The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BUSINESS

The Company researches, develops, manufactures, markets, and services lasers and other devices used to perform aesthetic and cosmetic procedures.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Candela Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company's fiscal year ends on the Saturday nearest June 30. The years ended July 3, 1999, June 27, 1998, and June 28, 1997 contain 53, 52 and 52 weeks, respectively.

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It is the belief of the Company's management that all necessary adjustments have been made for an accurate presentation of results. Actual results could differ from those estimates and impact future results of operations and cash flows.

PRO FORMA BALANCE SHEET (UNAUDITED)

In order to reflect the Company's stock offering on July 22, 1999, of 1,499,854 shares of Common Stock at $14 per share, an unaudited pro forma balance sheet is included with the July 3, 1999, and June 27, 1998, balance sheets. This presentation discloses the pro forma effects of this financing as if it had occurred on July 3, 1999.

Cash would have increased by the proceeds, $19,429,056, net of issuance costs of $376,517. Cash would have increased an additional $509,101 from the exercise of stock purchase warrants by certain selling shareholders in conjunction with the public offering. Other current assets would have decreased by $173,483 in prepaid issuance costs, which would be offset to additional paid in capital. Common stock would have increased by $15,990 to reflect the par value of the additional shares that would have been outstanding. Additional paid-in capital would have increased by $19,748,683 reflecting the proceeds received net of issuance costs and amounts allocated to the par value of the common stock.

CASH AND CASH EQUIVALENTS

The Company classifies investments purchased with a maturity at the date of acquisition of three months or less as cash equivalents. These are valued at cash plus accrued interest which approximates market value. At July 3, 1999, and June 27, 1998, substantially all cash equivalents were invested in overnight Repurchase Agreements, U.S. Treasury Bills with a major bank, or commercial paper issued by a major bank. The Company had letters of credit outstanding at July 3, 1999, amounting to $331,000 with expiration dates varying between August 15, and September 30, 1999.

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

At July 3, 1999, the Company held foreign currency forward contracts with notional values totaling approximately $5,307,086 (631,844,877 Japanese Yen) compared to $1,386,000 (183,687,568 Japanese Yen) at June 27, 1998. These contracts have maturities prior to October 29, 1999. The carrying and net fair value of these contracts at July 3, 1999, was $0 and $86,090, respectively, compared to $0 and $127,000, respectively, at June 27, 1998. The net fair value is computed by subtracting the value of the contracts using the year end exchange rate (the notional value) from the value of the forward contracts computed at the contracted exchange rates.

ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

The Company's trade accounts receivables and notes receivables are primarily from sales to end users and distributors servicing the dermatology market, and reflect a broad domestic and international customer base. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out method) or market, using a standard costing system.

PROPERTY AND EQUIPMENT

Purchased property and equipment is recorded at cost. Property and equipment purchased under capital lease arrangements is recorded at the lesser of cost or the present value of the minimum lease payments required during the lease period. Laser systems used for testing are capitalized at cost. Significant improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property and equipment, the costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income from operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:


                                                                                            Number  of Years
                                                                                            ----------------

      Leasehold improvements and assets under capital lease                                   2 to 13
      Office furniture and other equipment                                                    3 to 5
      Laser systems                                                                             3



REVENUE RECOGNITION

PRODUCT SALES - Revenue from product sales, except sales to certain distributors, is recognized at the time of shipment. Shipments made to distributors, for which payment to the Company is dependent on resale of the system, are not recognized as revenue unless the distributor demonstrates that the system is sold.

GRANTS - Revenue from U.S. government contracts is granted under the Small Business Innovation Research program. Government contracts limit reimbursement to 100% of allowable direct costs and a negotiated rate for indirect costs. The revenue is recognized as reimbursable costs are incurred.

SERVICE - Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period. Revenue from service administered by CSCC is recognized as the services are provided. Amounts received from the sale of gift certificates by CSCC are deferred and recognized as revenue when the services are provided.

ADVERTISING COSTS

Advertising costs are expensed as incurred.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

FOREIGN CURRENCY TRANSLATION

The activity of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation of the Japanese and Spanish subsidiary balance sheets are accumulated as a separate component of stockholders' equity. Net exchange losses resulting from foreign currency transactions amounted to $20,000, $138,000 and $60,000 for fiscal 1999, 1998, and 1997, respectively, and are included in other expense.

PRODUCT WARRANTY COSTS

The length of the Company's warranty on end user sales of medical devices is generally one year on parts and labor. Distributor sales generally include a parts warranty only. Estimated future costs for initial product warranties are provided for at the time of sale.

EARNINGS (LOSS) PER SHARE


                                                             FOR THE YEARS ENDED
                                                    -----------------------------------
(numbers in thousands, except
      per share amounts)                              JULY 3,       JUNE 27,     JUNE 28,
                                                       1999          1998         1997
                                                      -------       --------     --------
     NUMERATOR
     Net income (loss)                               $  7,491     $ (4,452)     $    238
                                                     --------     ---------     --------
                                                     --------     ---------     --------
     DENOMINATOR
     BASIC EARNINGS PER SHARE
     Weighted average shares outstanding                5,500        5,479         5,398
                                                     --------     ---------     --------
     Basic earnings (loss) per share                 $   1.36     $  (0.81)     $   0.04
                                                     --------     ---------     --------
                                                     --------     ---------     --------
     DILUTED EARNINGS PER SHARE
     Weighted average shares outstanding                5,500        5,479         5,398
     Effect of dilutive warrants                          211            0             0
     Effect of dilutive options                           408            0           275
                                                     --------     ---------     --------
     Adjusted weighted average shares
      outstanding                                       6,119        5,479         5,673
                                                     --------     ---------     --------
     Diluted earnings (loss) per share               $   1.22     $  (0.81)     $   0.04
                                                     --------     ---------     --------
                                                     --------     ---------     --------


During the years ended July 3, 1999, June 27, 1998, and June 28, 1997, options and warrants to purchase 4,589, 202,914 and 65,297 shares of common stock, respectively, were not included in the computation of diluted earnings(loss) per share because they would have had an anti-dilutive effect.

DIVIDENDS

The Company currently intends to retain future earnings for use in its business and, therefore, does not expect to pay dividends in the foreseeable future.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The company has elected the disclosure-only alternative permitted under SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has disclosed herein pro forma net income and pro forma earnings per share in the footnotes using the fair value based method for fiscal 1999, 1998, and 1997.

NEW ACCOUNTING PRONOUNCEMENTS

Effective June 28, 1998, The Company adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. Components of comprehensive income are net income and all other non-owner changes in equity such as the change in the cumulative translation adjustment. The Company presents such information in its statement of operations.

In fiscal 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", and replaces the "industry segment" approach with "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. (See note 8)

In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement 133," which postponed the adoption date of SFAS No. 133. As such, the Company is not required to adopt the statement until fiscal 2001. Had the Company implemented SFAS 133 for the current reporting period, there would have been no material effect on operational results.


UNCERTAINTIES

The Company is subject to risks common to companies in the aesthetic laser industry, including (i) the Company's ability to successfully complete preclinical and clinical development and obtain timely regulatory approval and adequate patent and other proprietary rights protection of its products and services, (ii) the content and timing of decisions made by the FDA and other agencies regarding the procedures for which the Company's products may be approved, (iii) the ability of the Company to manufacture adequate supplies of its products for development and commercialization activities, (iv) the accuracy of the Company's estimates of the size and characteristics of markets to be addressed by the Company's products and services, (v) market acceptance of the Company's product and services, (vi) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate, and
(vii) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors.


2. INVENTORIES

Inventories consist of the following (in thousands):


                                                                                   July 3,       June 27,
                                                                                    1999          1998
                                                                                    ----          ----

      Raw materials                                                                $1,643         $3,110
      Work in process                                                               1,395          1,062
      Finished goods                                                                3,889          3,069
                                                                                   ------         ------
                                                                                   $6,927         $7,241
                                                                                   ------         ------
                                                                                   ------         ------



3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):


                                                                                   July 3,     June 27,
                                                                                    1999        1998
                                                                                    ----        ----

      Leasehold improvements                                                       $2,173      $2,033
      Office furniture                                                                791         819
      Laser systems                                                                   482         483
      Computers and other equipment                                                 4,265       4,544
                                                                                   ------      ------
                                                                                    7,711       7,879
      Less accumulated depreciation and amortization                                5,085       4,759
                                                                                   ------      ------
      Property and equipment, net                                                  $2,626      $3,120
                                                                                   ------      ------
                                                                                   ------      ------



Depreciation expense was approximately $751,000, $684,000, and $616,000 for fiscal 1999, 1998, and 1997, respectively.

Assets under capital lease obligations of $487,000 and $1,648,000 are included in property and equipment at July 3, 1999 and June 27, 1998, respectively. Accumulated depreciation on these assets was $413,000 and $818,000 at July 3, 1999 and June 27, 1998, respectively.


4. DEFERRED INCOME

Deferred income consists of the following (in thousands):


                                                                                      July 3,     June 27,
                                                                                       1999        1998
                                                                                       ----        ----

      Service contract revenue                                                        $  941      $1,026
      Gift certificate revenue                                                           510         343
      Other deferred sales revenue                                                       462         394
                                                                                      ------      ------
                                                                                      $1,913      $1,763
                                                                                      ------      ------
                                                                                      ------      ------



5. DEBT AND LEASE OBLIGATIONS

DEBT

On October 15, 1998, the Company issued eight-year, 9.75%, subordinated term notes to three investors in the aggregate amount of $3.7 million. The notes become due in October, 2006, and require quarterly interest payments. In addition, the Company issued warrants to purchase 370,000 shares of common stock to the note holders which have an exercise price of $4.00 per share and are exercisable through October, 2006. The relative fair value ascribed to the warrants of $836,000 (measured as of the date of issuance) was estimated using a Black-Scholes model assuming a 4.5% risk free rate of return, and eight-year life of the warrant, a 72% volatility factor for an eight-year period and no dividend rate. The relative fair value of the warrants has been recorded as a component of Additional Paid-In Capital. The relative fair value of the debt was recorded as $2,864,000. In addition to the 9.75% stated interest rate, interest expense of an additional $836,000 will be accreted to debt using the interest method over the eight-year life of the debt to bring the value of that debt to its $3.7 million face value. The Company is required to make mandatory quarterly principle payments of $185,000, along with any unpaid interest, beginning on January 31, 2002. The Note Agreement also contains clauses that prohibit the Company from redeeming the notes earlier than November 1, 2001, except in certain circumstances. The Company is also subject to an early redemption premium amounting to 10% if paid in the first year following November 1, 2001. This premium decreases by 2% per year for the next two years following November 1, 2001 and allows for the Company to redeem the notes without penalty after November 1, 2004.

On October 22, 1998, $2.7 million of the note proceeds was used to retire the full amount then outstanding on the Company's line of credit. In December 1998, this line of credit was renewed to expire on December 1, 1999, bearing interest at the bank's prime lending rate and collateralized by domestic accounts receivable, inventories, and a pledge of subsidiary stock. At July 3, 1999, there were no borrowings outstanding on this line of credit and no amounts were drawn from the line during the period.

LINE OF CREDIT

The Company also maintains a renewable $3,500,000 revolving credit agreement with a major bank with interest at the bank's prime lending rate. This line of credit is due to expire on December 1, 1999. The line of credit is collateralized by all tangible and intangible assets, international accounts receivable covered by credit insurance, and the pledge of stock of CSCC. The agreement contains restrictive covenants establishing maximum leverage, certain minimum ratios, and minimum levels of net income. No amounts were outstanding under the line of credit as of July 3, 1999.


SHORT-TERM DEBT

In June 1998, the Company obtained a term bank loan denominated in 50,000,000 Japanese Yen($355,467), collateralized by a customer note receivable, bearing interest at 1.825% per annum with payment of interest in advance. The amount due at June 27, 1998, was $352,000, converted at the year-end exchange rate. The principal became due and was paid in August 1998.


LONG-TERM DEBT

The Company's long-term debt consists of the following (dollars in thousands):


                                                                                                 JULY 3,     JUNE 27,
                                                                                                  1999        1998
                                                                                               --------      --------

      Unsecured term bank loan denominated in 75,000,000 Japanese yen; interest at 1.745% per annum; quarterly payments of principal and interest through
       September 1999                                                                              69           294

      Obligations under capital leases with options to purchase equipment;
       interest from 5.8% to 12.31% per annum; payments of principal and
       interest through March 2001                                                                598         1,190

      Subordinated notes, eight-year term, 9.75% interest rate, quarterly
      interest payments due through December 31, 2006                                           2,929             0
                                                                                               ------         -----
                                                                                                3,596         1,484
      Less current portion                                                                        415           597
                                                                                               ------         -----
      Total long-term debt                                                                     $3,181        $  887
                                                                                               ------         -----
                                                                                               ------         -----


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

Future minimum lease payments under noncancellable operating leases with initial terms of one year or more consisted of the following at July 3, 1999:


(in thousands)             2000                               $  686
                           2001                                  668
                           2002                                  587
                           2003                                  412
                           2004                                  210
                           Thereafter                            688
                                                              ------
                           Total minimum 1ease payments       $3,251
                                                              ------
                                                              ------


Total rent expense was approximately $769,000, $848,000, and $772,000 for fiscal 1999, 1998, and 1997, respectively.

The Company had additions to capital lease obligations of approximately $42,000, $84,000, and $1,240,000 in fiscal 1999, 1998, and 1997 respectively, for the acquisition of certain equipment. These obligations are collateralized by the related equipment.

Cash paid for interest, including interest on capital lease obligations, totaled approximately $366,000, $235,000, and $107,000 for fiscal 1999, 1998, and 1997, respectively.

As of July 3, 1999, the Company's approximate minimum payment requirements under debt and capital lease obligations are as follows (in thousands):

                                      Fiscal
                                      ------
                             2000                                        776
                             2001                                        634
                             2002                                        751
                             2003                                      1,038
                             2004                                        965
                             Thereafter                                2,098
                                                                      ------
                             Total minimum payments                    6,262
                             Less interest                             1,896
                                                                      ------

                             Present value of minimum payments         4,366
                             Less current portion                        415
                                                                      ------
                             Long-term obligations                    $3,951
                                                                      -------
                                                                      -------



6. STOCKHOLDERS' EQUITY

STOCK PLANS

1985, 1987, 1989 AND 1998 CANDELA CORPORATION STOCK OPTION PLANS

The 1985, 1987, 1989 and 1998 Stock Option Plans (the "Plans") provide for the granting of incentive stock options to employees for the purchase of common stock at an exercise price not less than the fair market value of the stock on the date of grant. The 1987, 1989 and 1998 Stock Option Plans also provide for the granting of non-qualified stock options.

Options granted under the 1985, 1987 and 1989 Stock Option Plans generally become exercisable ratably over two or four years from the date of grant and expire ten years from the date of the grant. The maximum number of shares for which options may be granted under the 1989 Plan is 1,000,000 shares. The Board of Directors terminated the granting of options under the 1985 and

1987 plans. On April 28, 1998, the Board of Directors approved the repricing of certain outstanding stock options priced at $8.75 and $8.125. The exercise price of these options was amended to $3.25, the fair market value of the stock on that date.

Options granted under the 1998 Stock Option Plan become exercisable on the date of grant or in installments, as specified by a Committee established by the Board of Directors, and expire ten years from the date of the grant. The maximum number of shares for which options may be granted under the 1998 Plan is 500,000 shares.


1996 CANDELA SKIN CARE CENTER INC. STOCK OPTION PLAN

During fiscal year 1996, CSCC adopted the 1996 Incentive and Non-Statutory Stock Option Plan under which options may be granted enabling the purchase, at a price not less than the fair market value, of the common stock on the date of grant for incentive stock options and at a price of not less than the par value of the common stock for non-qualified stock options. Options granted under this plan become exercisable at different rates over one to four years from the date of grant and expire ten years from the date of grant. All such options were issued with an exercise price equal to the fair market value of the subsidiary's common stock on the date of grant. During fiscal year 1998, the Board of Directors of Candela Corporation approved the conversion of all outstanding CSCC stock options to Candela Corporation stock options. CSCC options were converted at the rate of 0.21053 Candela Corporation options for each CSCC option. At the time of the conversion, there were options for 193,000 shares outstanding which converted to options for 40,634 Candela Corporation shares at $4.75 per share, the fair market value of Candela Corporation stock on the date of the conversion. As of July 3, 1999, and June 27, 1998, there were no options to purchase shares of the subsidiary's common stock outstanding compared to 188,000 at June 28, 1997.


1990 AND 1993 CANDELA CORPORATION NON-EMPLOYEE DIRECTOR STOCK OPTION PLANS

The 1990 and 1993 Non-Employee Director Stock Option Plans provide for the issuance of options for the purchase of up to 60,000 and 80,000 shares of common stock, respectively. Under these plans, each director who is neither an employee nor an officer receives a one-time grant of an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Under the 1990 and 1993 Plans, options become exercisable in equal amounts over a period of four and two years, respectively. Shares under these Plans expire four and ten years, respectively, after the date of grant and are nontransferable.

The following is a summary of stock option activity under these Plans:


                                                                                               WEIGHTED AVERAGE
                                                     NUMBER OF                                  EXERCISE PRICE
                                                      SHARES            OPTION PRICE               PER SHARE
                                                      ------            ------------               ---------

     Balance at June 29, 1996                         658,103                                      $ 4.1300
     Granted                                          296,500          $4.88  -$8.63               $ 6.9343
     Exercised                                        (22,591)         $2.00  -$7.25               $ 3.0484
     Canceled                                         (70,755)         $2.00  -$9.875              $ 6.8645
                                                      --------

     Balance at June 28, 1997                         861,257                                      $ 4.8800
     Granted                                          243,867          $3.25  -$4.75               $ 4.1028

     Exercised                                        (43,891)         $2.75  -$3.375              $ 3.1202
     Canceled                                        (269,973)         $2.75  -$9.875              $ 7.0516
                                                     ---------

     Balance at June 27, 1998                         791,260                                      $ 3.7200
     Granted                                          381,000          $3.438 -$8.438              $ 5.4799
     Exercised                                        (63,293)         $2.000 -$7.500              $ 3.6528
     Canceled                                        (126,562)         $3.1875-$7.750              $ 4.1965
                                                     ---------

     Balance at July 3, 1999                          982,405                                      $ 4.5705
                                                     ---------
                                                     ---------




     Options available for grant at July 3,1999                                         408,000
                                                                                        --------
                                                                                        --------



The following table summarizes information about stock options under the Option Plans outstanding at July 3, 1999:


                                 OPTIONS OUTSTANDING                                              OPTIONS EXERCISABLE
     ---------------------------------------------------------------------------          -------------------------------
                                               WEIGHTED AVERAGE       WEIGHTED                                   WEIGHTED
     RANGE OF                   NUMBER             REMAINING          AVERAGE                 NUMBER             AVERAGE
     EXERCISE                OUTSTANDING AT       CONTRACTUAL         EXERCISE                 AS OF             EXERCISE
     PRICES                   JULY 3, 1999        LIFE (YEARS)          PRICE              JULY 3, 1999           PRICE
     --------               ---------------   -----------------       --------             ------------        -----------
$1.50  -$ 3.1875             204,939                 4.36             $ 2.8154                204,939           $  2.8154
$3.25  -$ 3.4375             199,175                 5.75             $ 3.3230                163,050           $  3.3341
$3.4375-$ 4.6880             226,625                 8.78             $ 4.0039                 58,500           $  4.2871
$4.7500-$ 7.0000             286,416                 8.62             $ 6.3160                146,770           $  5.8039
$7.5000-$14.5000              65,250                 8.16             $ 8.1832                 11,750           $  8.3936
                             -------                                                          -------
$1.50  -$14.5000             982,405                 7.16             $ 4.5705                585,009           $  3.9690
                             -------                                                          -------
                             -------                                                          -------



The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized for options granted to employees and directors of the Company. Had compensation expense for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income and net income per share would have been reduced by $479,000, or $.08 per share in 1999, $45,000.00 or $.01 per share in 1998, and
$416,000 or $.08 per share in 1997. The weighted average fair value of the options granted under the stock option plans 1999, 1998 and 1997, calculated using the Black-Scholes pricing model, was $3.24, $2.49 and $4.93 per share, respectively. The weighted average fair value of shares issued under the employee stock purchase plan for 1999, calculated using the Black-

Scholes pricing model, was $1.38 per share for 1999. The following assumptions were used in the Black-Scholes pricing model for options granted in 1999, 1998, and 1997, respectively:

                                                         1999                   1998               1997
                                                        ---------              -------           --------
risk-free interest rate                                 4.84%                  5.95%              5.93%
estimated volatility                                    77%                    83%                85%
an expected life for stock options                      3.8 years              6 years           6 years
an expected life for stock purchase plan                6 months               6months           6 months
expected dividends                                      none                   none              none



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

The following is a summary of shares issued under this plan:

                                                                    RANGE OF
                                     SHARES                      PRICE PER SHARE
                                     ------                      ---------------

     1997                             11,483                          $5.00
     1998                             15,216                      $2.50 - $3.75
     1999                             21,201                      $2.50 - $5.00



RESERVED SHARES

The Company has reserved 2,783,051 shares of common stock for issuance under its stock plans.

CANDELA CORPORATION COMMON STOCK WARRANTS

In connection with a litigation settlement in January 1991, the Company authorized warrants to purchase 300,000 shares of common stock in March 1992. The exercise price for the warrants is $6.875 per share, the fair market value of the Company's common stock on the date of the settlement. These warrants will expire in November 2000. There were 282,182 warrants issued in December 1992. A total of 1,683 warrants have been exercised; 1,484 in fiscal 1999 and 199 in fiscal 1997. No warrants were exercised during fiscal 1998. There were 280,499 warrants outstanding at July 3, 1999. (See also Note 5)

The Company also issued warrants to purchase 370,000 shares of common stock to the note holders of the Company's $3.7 million debt issuance in October, 1998. The warrants have an exercise price of $4.00 per share and are exercisable through October, 2006. The relative fair value ascribed to the warrants of $836,000 (measured as of the date of issuance) was estimated using a Black-Scholes model assuming a 4.5% risk free rate of return, and eight-year life of the warrant, a 72% volatility factor for an eight-year period and no dividend rate. No warrants were exercised during fiscal 1999.

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


7. INCOME TAXES

The components of income before income taxes and the related provision for income taxes consists of the following periods (in thousands):




                                                                                      FOR YEARS ENDED
                                                                         ------------------------------------------
                                                                         JULY 3,           JUNE 27,        JUNE 28,
                                                                           1999             1998            1997
                                                                         ----------        ----------     ---------

 Income (loss) before income taxes:
         Domestic                                                          $ 8,063           $(4,686)     $   (46)
         Foreign                                                             1,793               409          684
                                                                           -------           --------     --------
                                                                           $ 9,856           $(4,277)     $   638
                                                                           -------           --------     --------
                                                                           -------           --------     --------
       Provision for income taxes:
         Current provision:
           Federal                                                         $ 1,890           $     -      $     -
           State                                                               635                26           19
           Foreign                                                             940               149          381
                                                                         ----------        ----------     ---------
     Total current provision for income taxes                              $ 3,465           $   175      $   400
     Deferred provision:
            Federal                                                         (1,100)                -            -
                                                                           -------           --------     --------
     Total provision for income taxes                                        2,365               175          400
                                                                           -------           --------     --------
                                                                           -------           --------     --------


The components of the Company's deferred tax assets consist of the following at July 3, 1999 and June 27, 1998 (in thousands):

                                                                                FOR YEARS ENDED
                                                                           ---------------------------
                                                                            JULY 3,          JUNE 27,
                                                                             1999             1998
                                                                           --------          --------
     Federal and state net operating loss carryforwards                    $  108            $  607
       Federal and state tax credit carryforwards                             315             1,816
       Inventory valuation reserves                                         1,022               787
       Warranty reserve                                                     1,001               771
       Deferred revenue                                                       368               352
       Intercompany profit                                                      -               265
       Bad debt reserve                                                       360               393
       Restructuring reserve                                                  608               798
       Pre-opening expense                                                    260               349
       Other                                                                  172                89
                                                                            ------            ------

       Gross deferred tax asset                                             4,214             6,227
       Valuation allowance                                                 (3,114)           (6,227)
                                                                            ------            ------
       Net deferred tax assets                                             $1,100            $    0
                                                                            ------            ------
                                                                            ------            ------



A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:


                                                                                      FOR YEARS ENDED
                                                                         ------------------------------------------
                                                                         JULY 3,           JUNE 27,        JUNE 28,
                                                                          1999              1998            1997
                                                                         -------           --------        --------
Statutory rate                                                             34%               34%             34%
State taxes                                                                 4                --               3
Differences between foreign and
   U.S. tax rates                                                           3                --              21
Utilization of deferred tax assets                                        (14)               --              --
Unbenefitted losses                                                        (6)              (35)             (2)
Other                                                                       3                (3)              7
                                                                         -------           --------        --------
Effective tax rate                                                         24%               (4)%            63%
                                                                         -------           --------        --------
                                                                         -------           --------        --------



Income taxes paid were $615,000, $356,000, and $492,000 in fiscal 1999, 1998, and 1997, respectively.

As of June 27, 1998 the Company had approximately $6.2 million of valuation allowance relating to a deferred tax asset resulting principally from U.S. tax losses, investment tax credits, and timing differences relating to U.S. assets and liabilities. Income tax expense for the year ended July 3, 1999, has been reduced by approximately $3.1 million through a reduction in the valuation allowance. As of July 3, 1999, the Company has valuation allowances of approximately $3.1 million of the deferred tax asset resulting principally from timing differences relating to U.S. assets and liabilities. Income tax expense for the year ended July 3, 1999, has been reduced by approximately $3.1 million through a reduction in the valuation allowance. In accounting for the deferred tax asset, the Company has relied on historic data to determine the necessity of providing a valuation allowance for this asset. The historic information available for the periods reflected in the balance sheets herein indicated that a partial reserve is required based principally on the historic volatility of earnings.

Accordingly, at July 3, 1999, based upon the history of US tax losses, volatility of historical earnings, and an inability to project future taxable income from U.S. operations, under the requirements of Statements of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," Candela believed it more likely than not that the deferred tax asset would be partially utilized.

8. SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

The Company operates principally in two industry segments; the design, manufacture, sale, and service of medical devices and related equipment, and the performance of services in the skin care/health spa industry.


GEOGRAPHIC DATA

Geographic information for fiscal 1999, 1998, and 1997 is as follows (in thousands):


                                                 1999               1998          1997
                                                 ----               ----          ----

Revenue:
  United States                                  $ 39,403      $ 24,943      $ 25,185
  Intercompany                                     14,374         8,342         6,303
                                                 ---------     ---------     ---------
                                                   53,777        33,285        31,488
   Europe                                           6,059         3,333           818
   Japan                                           13,126         8,749         9,502
                                                 ---------     ---------     ---------
                                                   72,962        45,367        41,808
   Elimination                                    (14,374)       (8,342)       (6,303)
                                                 ---------     ---------     ---------
       Consolidated total                        $ 58,588      $ 37,025      $ 35,505
                                                 ---------     ---------     ---------
                                                 ---------     ---------     ---------
 Operating income(loss):
   United States                                 $  9,381      $ (4,315)     $    (12)
   Europe                                             404           364            86
   Japan                                            1,411           174           616
   Elimination                                       (960)         (184)           (3)
                                                 ---------     ---------     ---------
       Consolidated total                        $ 10,236      $ (3,961)     $    687
                                                 ---------     ---------     ---------
                                                 ---------     ---------     ---------
Geographic identification of assets:
 United States                                   $ 43,706      $ 28,911      $ 27,139
 Europe                                             3,781         2,575           852
 Japan                                              9,961         4,372         5,901
 Elimination                                      (20,997)      (13,254)       (9,055)
                                                 ---------     ---------     ---------
       Consolidated total                        $ 36,451      $ 22,604      $ 24,837
                                                 ---------     ---------     ---------
                                                 ---------     ---------     ---------
LINE OF BUSINESS DATA

Revenue:
  Product sales and service                      $ 55,509      $ 34,322      $ 33,261
  Skin care/health spa services                     3,079         2,703         2,244
                                                 ---------     ---------     ---------
  Total Revenue                                  $ 58,588      $ 37,025      $ 35,505
                                                 ---------     ---------     ---------
                                                 ---------     ---------     ---------
Operating income(loss):
  Product sales and service                      $ 11,321      $  1,550      $  4,073
  Skin care/health spa services                    (1,085)       (5,511)       (3,386)
                                                 ---------     ---------     ---------
  Total operating income(loss)                   $ 10,236      $ (3,961)     $    687
                                                 ---------     ---------     ---------
                                                 ---------     ---------     ---------
Depreciation and Amortization:
  Product sales and service                      $    520      $    308      $    281
  Skin care/health spa services                       221           507           385
                                                 ---------     ---------     ---------
  Total Depreciation and Amortization            $    741      $    815      $    666
                                                 ---------     ---------     ---------
                                                 ---------     ---------     ---------
Capital Expenditures:
  Product sales and service                      $    566      $    241      $    243
  Skin care/health spa services                         0           160         1,624
                                                 ---------     ---------     ---------
  Total Capital Expenditures                     $    566      $    401      $  1,867
                                                 ---------     ---------     ---------
                                                 ---------     ---------     ---------
Total Assets: (net of intercompany accounts)
  Product sales and service                      $ 34,250      $ 19,455      $ 20,661
  Skin care/health spa services                     2,201         3,149         4,176
                                                 ---------     ---------     ---------
  Total Assets                                   $ 36,451      $ 22,604      $ 24,837
                                                 ---------     ---------     ---------
                                                 ---------     ---------     ---------


United States revenue includes export sales to unaffiliated companies located principally in Western Europe, the Middle East, and in the Asia-Pacific region, which approximated $11,218,000, $7,695,000, and $8,188,000 for fiscal 1999, 1998, and 1997, respectively. Three customers accounted individually for more than 5% of total gross receivables at July 3, 1999. Two of the customers were foreign distributors who accounted for 7.8% and 9.6% of gross receivables at July 3, 1999, in comparison to 3.6% and 11.7% of total gross receivables at June 27, 1998. One US distributor accounted for 16.6% of gross receivables at July 3, 1999. This distributor had no outstanding receivables at June 27, 1998.

9. EMPLOYEE BENEFIT PLANS

The Company offers a savings plan which allows eligible U.S. employees to make tax-deferred contributions, a portion of which are matched by the Company. Company contributions vest ratably with three years of employment and amounted to $102,000, $58,000, and $84,000 in fiscal 1999, 1998, and 1997, respectively.


10. RESTRUCTURING COSTS AND OTHER CHARGES

During the second quarter ended December 27, 1997, the Company recorded a restructuring charge against income in the amount of $2,609,000. This charge represents the anticipated costs associated with closing the Scottsdale, Arizona, LaserSpa(TM), including costs of maintaining the facility, reserve for leasehold improvements and fixed assets (carrying value before reserve of $1,123,000), and a reserve against loss upon liquidation of the equipment at the site. Charges against the reserve for the years ended July 3, 1999 and June 27, 1998 total $476,000 and $614,000, respectively, leaving a reserve balance of $1,519,000 at July 3, 1999.


                                                              LEASEHOLD
                                                             IMPROVEMENTS
                                               PAYROLL AND     AND FIXED         FACILITY     CAPITALIZED
                                                SEVERANCE       ASSETS            COSTS      START UP COSTS            TOTAL
                                               -----------   ------------        ---------   ---------------         ---------
     BalancKe at December 27, 1997                $  419        $ 1,123          $  887         $   180              $ 2,609
     Cash Charges                                   (134)             -            (161)              -                 (295)
     Non-Cash Charges                                  -           (139)              -            (180)                (319)
                                                 --------       --------         -------        --------             --------
     Balance at June 27, 1998                        285            984             726               -                1,995
     Cash Charges                                    (75)             -            (214)              -                 (289)
     Non-Cash Charges                                  -           (187)              -               -                 (187)
                                                 --------       --------         -------        --------             --------
     Balance at July 3, 1999                         210            797             512               -                1,519
                                                 --------       --------         -------        --------             --------
                                                 --------       --------         -------        --------             --------



As of July 3, 1999, the payroll and severance costs will be paid through December 2003 and the facility lease expires in 2006.


11. LEGAL PROCEEDINGS

On March 5, 1999, New Star Lasers, Inc. and its subsidiary Laser Aesthetics, Inc. filed a complaint in the U.S. District Court for the Eastern District of California against The Regents of the University of California (the "Regents"), the Beckman Laser Institute and Medical Clinic ("Beckman") and Candela. In the complaint, New Star Lasers is seeking a declaration that its technology does not infringe the Regents' patent pertaining to dynamic cooling technology to which we are a licensee, or in the alternative that the patent is invalid and not infringed by the plaintiff's technology. The complaint also includes various tort claims against us and contract-related claims against the Regents and Beckman. The complaint asserts that we interfered with the licensing of the dynamic cooling technology to the plaintiffs. The complaint seeks unspecified general, special, punitive, and exemplary damages plus costs and attorneys' fees against Candela as well as the "disgorgement" of any benefit received by Candela as a result of the alleged receipt of any of New Star Lasers' trade secrets from Beckman and the Regents. The Company intends to defend this matter vigorously and have filed a motion to dismiss the case on jurisdictional grounds. In August 1999, the Court granted our motion and dismissed the patent claims, but gave the plaintiffs additional time to amend their complaint. We believe that an adverse outcome of New Star Lasers' tort claims against Candela will not have a material adverse effect on our operations and financial condition. However, if New Star Lasers were to obtain a declaration that the Regents' patent under which the DCD was developed is not valid or enforceable, our rights to the DCD technology would no longer be exclusive. This outcome could adversely impact our operations and financial condition. The Regents have requested that we indemnify them in connection with this litigation pursuant to the license agreement between the Regents and Candela. We have rejected this request.

From time to time, the Company is a party to various legal proceedings incidental to our business. The Company believes that none of the other presently pending legal proceedings will have a material adverse effect upon our financial position, results of operations, or liquidity.



     12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                          QUARTER
     1999                                  FIRST     SECOND      THIRD       FOURTH
     ------------------------------------------------------------------------------

     Revenues                              $ 10,738   $ 13,299    $ 15,844     $ 18,707
     Gross Profit                             5,064      6,800       9,024       11,237
     Net Income(Loss)                           910      1,393       1,907        3,281
     Earnings(Loss) per common share
         Basic                             $   0.17   $   0.25    $   0.35     $   0.59
         Diluted                           $   0.16   $   0.24    $   0.31     $   0.50




                                                            QUARTER
     1998                                  FIRST        SECOND      THIRD       FOURTH
     ------------------------------------------------------------------------------

     Revenues                              $  7,822   $  8,522    $  8,617     $ 12,063
     Gross Profit                             3,320      3,698       3,843        5,455
     Restructuring charge                         -      2,609           -            -
     Net Income(Loss)                          (851)    (4,441)       (194)       1,034
     Earnings(Loss) per common share
         Basic                             $  (0.16)  $  (0.82)   $  (0.04)     $  0.19
         Diluted                           $  (0.16)  $  (0.82)   $  (0.04)     $  0.18


                                   SCHEDULE II


                               CANDELA CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED JULY 3, 1999, JUNE 27, 1998, AND JUNE 28, 1997



                                                          COLUMN A         COLUMN B          COLUMN C           COLUMN D
                                                         Balance at       Additions         Deductions          Balance at
                                                          Beginning       Charged to          from                End of
       Description                                        of Period         Income           Reserves             Period
       -------------------------------------------------------------------------------------------------------------------

       Reserves deducted from assets to which they apply (in thousands):

       Allowance for doubtful accounts:


        Year ended July 3, 1999                           $1,038             $  268           $308             $  998
                                                          ------             ------           ----             ------
                                                          ------             ------           ----             ------
        Year ended June 27, 1998                          $  197             $  866           $ 25             $1,038
                                                          ------             ------           ----             ------
                                                          ------             ------           ----             ------

        Year ended June 28, 1997                          $  305             $   42           $150             $  197
                                                          ------             ------           ----             ------
                                                          ------             ------           ----             ------

       Restructuring reserve:

        Year ended July 3, 1999                           $1,995             $    0           $476             $1,519
                                                          ------             ------           ----             ------
                                                          ------             ------           ----             ------

        Year ended June 27, 1998                          $    0             $2,609           $614             $1,995
                                                          ------             ------           ----             ------
                                                          ------             ------           ----             ------


     EXHIBIT INDEX


                                                                     Page
                                                                     ----
     21    Subsidiaries of the Company                                40

     23    Consent of PricewaterhouseCoopers LLP,
              Independent Accountants                                 41
