Form 10-K/A
period 1999-07-03
CANDELA CORP /DE/
filed 1999-10-29
CIK 793279

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 3, 1999.
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                         COMMISSION FILE NUMBER 0-14742

                            ------------------------

                              CANDELA CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-2477008
     (State or other jurisdiction                        (I.R.S. employer
   of incorporation or organization)                   identification no.)

         530 BOSTON POST ROAD                                 01778
        WAYLAND, MASSACHUSETTS                              (Zip code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (508) 358-7400

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

                         COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO  _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of October 15, 1999 (computed based on the closing price of $12.8125 of such stock on The Nasdaq National Market on October 15, 1999) was $61,703,629.

    As of October 15, 1999, 7,248,503 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K as set forth on the pages attached hereto:

                                     PART I

ITEM 3. LEGAL PROCEEDINGS


    On March 5, 1999, New Star Lasers, Inc. and its subsidiary Laser
Aesthetics, Inc. filed a complaint in the U.S. District Court for the Eastern District of California against The Regents of the University of California (the "Regents"), the Beckman Laser Institute and Medical Clinic ("Beckman") and Candela. In the complaint, New Star Lasers sought a declaration that its technology does not infringe the Regents' patent pertaining to dynamic cooling technology to which we are a licensee, or in the alternative that the patent is invalid and not infringed by the plaintiff's technology. The complaint also included various tort claims against us and contract-related claims against the Regents and Beckman. The complaint asserted that we interfered with the licensing of the dynamic cooling technology to the plaintiffs. The complaint sought unspecified general, special, punitive and exemplary damages plus costs and attorneys' fees against Candela as well as the "disgorgement" of any benefit received by Candela as a result of the alleged receipt of any of New Star Lasers' trade secrets from Beckman and the Regents. We intend to defend this matter vigorously. Both Candela and the Regents moved to dismiss the complaint. On August 27, 1999, the court granted in part both Candela's and the Regents' motion, but gave New Star Lasers permission to file an amended complaint. On October 25, 1999, New Star Lasers filed a second amended complaint, to which our response is due on or about November 15, 1999. We believe that an adverse outcome of New Star Lasers' tort claims against Candela will not have a material adverse effect on our operations and financial condition. However, if New Star Lasers were to obtain a declaration that the Regents' patent under which the DCD was developed is invalid or unenforceable, Candela's rights to the DCD technology pursuant to the license agreement could no longer be exclusive, which could adversely impact our operations and financial condition. The Regents have requested that we indemnify them in connection with this litigation pursuant to the license agreement between the Regents and Candela. We have rejected this request.


    By letter dated September 17, 1999, The Regents purported to give Candela notice of alleged default under the parties' exclusive license agreement, as amended ("the Agreement") on the grounds (1) that Candela has failed to make necessary royalty payments to The Regents pursuant to the Agreement; and
(2) that Candela has not complied with its sublicensing obligations under the Agreement. The Regents informed Candela that it has sixty days in which to cure the alleged defaults. Candela maintains and has informed The Regents that it is in full compliance with each of the terms of the Agreement, including with respect to its royalty payments to The Regents and its sublicensing efforts. On September 28, 1999, Candela commenced an arbitration before the American Arbitration Association against the Regents in which it seeks a declaration through arbitration that it is not in default of any of its obligations under the Agreement. We believe that an adverse outcome of the arbitration with The Regents could have a material adverse effect on our operations and financial condition, including losing its rights to the DCD technology and/or being required to pay substantially higher royalty payments to the Regents for the use of DCD technology.

    From time to time, the Company is a party to various legal proceedings incidental to its business. The Company believes that none of such other presently pending legal proceedings will have a material adverse effect upon its financial position, results of operation, or liquidity.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                             AGE                  POSITION
----                                           --------   --------------------------------
Gerard E. Puorro.............................     52      President, Chief Executive
                                                          Officer and Director
Kenneth D. Roberts...........................     66      Chairman of the Board of
                                                          Directors
Theodore G. Johnson..........................     67      Director
Douglas W. Scott.............................     53      Director
Richard J. Cleveland, M.D. ..................     67      Director
Nancy Nager, R.N., B.S.N., M.S.N. ...........     48      Director

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

    MS. NAGER was appointed a Director of the Company in February 1999. From 1990 until the present, Ms. Nager has been the Principal and CEO of Specialized Health Management, Inc., a privately held behavioral health care corporation. Ms. Nager also founded and directs Specialized HomeCare, Inc., Specialized Billing Services, Inc. and Seniorlink, an information, referral and resource corporation. Prior to that, Ms. Nager was the Chief Operating Officer of Charles River Hospital, a private psychiatric facility in Wellesley, where she previously held a number of positions in nursing and administration from 1976 through 1990. Ms. Nager also provided corporate consulting to the hospital's parent company Community Care Systems, Inc. from 1990 through 1992.

    Information regarding the Company's executive officers is contained in
Part I of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on September 30, 1999.

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


    Each of Messrs. Hsia, Kelley and Wilber failed to timely file a Statement of Beneficial Ownership of Securities on Form 4 for a single transaction. Each of Messrs. Hsia, Kelley and Wilber failed to timely file an Annual Statement of Beneficial Ownership of Securities on Form 5 for two transactions. Each of Messrs. Hsia, Kelley and Wilber, failed to timely file an Annual Statement of Beneficial Ownership of Securities on Form 5 for a single transaction. The foregoing information is based solely on the Company's review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 4 or 5 were required to be filed.


ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    Directors who are not employees of the Company receive an annual retainer of $4,000 and a fee of $1000 per regularly scheduled meeting of the Board of Directors or committee meeting thereof if held separately. Directors are also reimbursed for out-of-pocket expenses incurred in connection with the performance of their duties as a director.

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

    On June 2, 1993, the Board of Directors of the Company adopted the 1993 Non-Employee Director Stock Option Plan, which was approved by the Company's shareholders on November 18, 1993. The 1993 Non-Employee Director Plan provides for the issuance of options for the purchase of up to 80,000 shares of the Company's Common Stock. Under this Plan, each member of the Company's Board of Directors who is neither an employee nor an officer of the Company receives a onetime grant of an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. The options generally become exercisable in equal amounts over a period of two years from the date of grant, expire ten years after the date of grant and are nontransferable. To date, options for the purchase of 60,000 shares have been granted at exercise prices ranging from $1.625 to $8.00 per share.

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

    On August 21, 1997, Candela granted Richard J. Cleveland options to purchase 4,000 shares at $7.00 per share. These options ]are fully vested and have a term of ten years.]

    On September 30, 1998, Non-Qualified Options to purchase 5,000 shares of our common stock were granted to each of Theodore G. Johnson, Kenneth D. Roberts, Richard J. Cleveland, Douglas W. Scott and Robert E. Dornbush, at an exercise price of $3.63 per share, such price being the market price of the common stock on the date of the grant. These Non-Qualified Options were granted outside of a plan and vest in equal 50% amounts on each of the first and second anniversaries of the date of the grant, provided that each such optionee continues to serve as a director of Candela on such anniversary date.

    On January 12, 1999, Non-Qualified Options to purchase 5,000 shares of our common stock were granted to each of Theodore G. Johnson, Kenneth D. Roberts, Richard J. Cleveland, Douglas W. Scott and Robert E. Dornbush, at an exercise price of $7.00 per share, such price being the market price of the common stock on the date of the grant. These Non-Qualified Options were granted pursuant to our 1998 Stock Plan and are fully vested.

EXECUTIVE COMPENSATION

    The following table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered to the Company, in all capacities, for the year ended July 3, 1999 by its Chief Executive Officer (the "CEO") and the four other most highly paid executive officers of the Company, in each case whose total salary and bonus exceeded $100,000 during the year ended July 3, 1999 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                            ANNUAL COMPENSATION(1)        COMPENSATION
                                         -----------------------------   ---------------
                               FISCAL                   OTHER ANNUAL        AWARDS(2)         ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR     SALARY($)    COMPENSATION($)    OPTIONS/SARS(#)   COMPENSATION($)
---------------------------   --------   ---------    ----------------   ---------------   ----------------
Gerard E. Puorro............    1999      243,284         375,912(9)          20,000            5,471(5)
  Chief Executive Officer,      1998      237,500         114,885(3)          10,527(4)         4,972(5)
  President and Director        1997      209,792          15,000(3)         100,000(4)         3,046(5)

James C. Hsia, Ph.D.........    1999      208,201         261,160(9)          30,000            4,229(8)
  Senior Vice President,        1998      155,000         105,188(6)          33,000(7)         2,942(8)
  Research                      1997      141,689              --             20,000(7)         2,935(8)

William D. Spies............    1999      169,505         277,094(9)          60,000            3,324(10)
  Senior Vice President of      1998           --              --                 --               --
  Marketing, Sales and          1997           --              --                 --               --
  Service

William B. Kelley...........    1999      187,186         261,160(9)          10,000            3,025(11)
  Vice President, North         1998      163,942          65,188(9)              --            2,443(11)
  American Sales and Service    1997      156,988              --             25,000            2,401(11)

Jay D. Caplan...............    1999      139,532         232,670(9)          30,000            2,573(13)
  Vice President, Operations    1998      130,000          54,674(9)           5,000            2,100(13)
                                1997      120,000              --             20,000(12)        1,920(13)

------------------------

(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported for the named executive officer.

(2) The Company did not grant any restricted stock awards or stock appreciation rights ("SARs") or make any long-term incentive plan pay-outs during the fiscal years ended July 3, 1999, June 27, 1998 or June 28, 1997.

(3) Fiscal years 1998 and 1997, each includes $15,000 for debt forgiveness. Fiscal 1998 also includes incentive bonus of $99,885.

(4) Options granted in fiscal 1996 for the purchase of 50,000 shares in Candela Skin Care Centers, Inc., a subsidiary of the Company, were converted to 10,527 during the fiscal year ended June 27, 1998. All rights and interests in options granted in fiscal 1997 to purchase 100,000 shares at $7.50 per share were forfeited during fiscal 1998.

(5) For fiscal 1999, includes $2,750 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $1,275 in life insurance premiums paid by the Company for the benefit of Mr. Puorro, and $1,446 for a Company provided automobile. For fiscal 1998, includes $2,375 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $766 in life insurance premiums paid by the Company for the benefit of Mr. Puorro, and $1,831 for a Company provided automobile. For fiscal 1997, includes $2,320 in matching contributions by the

    Company pursuant to the Company's 401(k) Plan and $726 in life insurance premiums paid by the Company for the benefit of Mr. Puorro.

(6) Includes $65,188 incentive bonus approved by Board of Directors, based on Company results for second half of Fiscal 1998. Additionally, includes an Inventor's Bonus of $40,000 which was awarded to Dr. Hsia in fiscal 1998 for recognition of his involvement with the GentleLase-TM-.

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

(8) For fiscal 1999, includes $3,574 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $655 in life insurance premiums paid by the Company for the benefit of Dr. Hsia. For fiscal 1998, includes $2,144 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $798 in life insurance premiums paid by the Company for the benefit of Dr. Hsia. For fiscal 1997, includes $2,175 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $760 in life insurance premiums paid by the Company for the benefit of Dr. Hsia.

(9) Incentive bonus approved by Board of Directors, based on Company results for Fiscal 1999.

(10) For fiscal 1999, includes $2,744 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $580 in life insurance premiums paid by the Company for the benefit of Mr. Spies.

(11) For fiscal 1999, includes $2,788 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $237 in life insurance premiums paid by the Company for the benefit of Mr. Kelley. For fiscal 1998, includes $2,325 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $118 in life insurance premiums paid by the Company for the benefit of Mr. Kelley. For fiscal 1997, includes $2,291 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $110 in life insurance premiums paid by the Company for the benefit of Mr. Kelley.

(12) All rights and interests in options granted in fiscal 1997 to purchase 20,000 shares at $7.50 were forfeited during fiscal 1998.

(13) For fiscal 1999, includes $2,382 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $191 in life insurance premiums paid by the Company for the benefit of Mr. Caplan. For fiscal 1998, includes $1,950 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $150 in life insurance premiums paid by the Company for the benefit of Mr. Caplan. For fiscal 1997, includes $1,771 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $149 in life insurance premiums paid by the Company for the benefit of Mr. Caplan.

OPTION GRANTS IN THE LAST FISCAL YEAR

    The following table sets forth grants of stock options pursuant to the Company's 1989 and 1998 Stock Plans during the fiscal year ended July 3, 1999 to the Named Executive Officers listed in the Summary Compensation Table above:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                               POTENTIAL
                                                                                           REALIZABLE VALUE
                                                                                              AT ASSUMED
                                                                                            ANNUAL RATES OF
                                                                                              STOCK PRICE
                                                                                           APPRECIATION FOR
                                                   INDIVIDUAL GRANTS                          OPTIONS(1)
                                -------------------------------------------------------   -------------------
                                                PERCENT OF
                                              TOTAL OPTIONS/
                                                GRANTED TO     EXERCISE OF
                                  OPTION       EMPLOYEES IN    BASE PRICE    EXPIRATION
NAME                            GRANTED (#)    FISCAL YEAR      ($/SHARE)       DATE         5%        10%
----                            -----------   --------------   -----------   ----------   --------   --------
Gerard E. Puorro..............     20,000          7.66%         7.00          1/11/09     88,045    223,124
James C. Hsia, Ph.D...........     20,000         11.49%         3.625         9/29/08     45,595    115,546
                                   10,000                        7.00          1/11/09     44,023    111,562
William D. Spies..............     50,000         22.99%         3.438         7/28/08    108,107    273,964
                                   10,000                        7.00          1/11/09     44,023    111,562
William B. Kelley.............     10,000          3.83%         7.00          1/11/09     44,023    111,562
Jay D. Caplan.................     20,000         11.49%         3.625         9/29/08     45,595    115,562
                                   10,000                        7.00          1/11/09     44,023    115,546

------------------------

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

OPTION EXERCISES AND FISCAL YEAR END VALUES

    The following table sets forth information with respect to options to purchase (1) the Company's Common Stock granted under the 1987 Stock Option Plan, 1989 Stock Plan, and 1998 Stock Option Plan, and (2) shares of the Company's subsidiary, Candela Skin Care Centers, Inc. including (i) the number of shares purchased upon exercise of options in the most recent fiscal year,
(ii) the net value realized upon such exercise, (iii) the number of unexercised options outstanding at July 3, 1999, and (iv) the value of such unexercised options at July 3, 1999:

             AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                           JULY 3, 1999 OPTION VALUES

                                                                NUMBER OF               VALUE OF UNEXERCISED
                                SHARES                     UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                               ACQUIRED     REALIZED       AT JULY 3, 1999 (#)         AT JULY 3, 1999 ($)(2)
                              ON EXERCISE    VALUE     ---------------------------   ---------------------------
NAME                              (#)        ($)(1)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          -----------   --------   -----------   -------------   -----------   -------------
Gerard E. Puorro............     5,000           --      185,527        20,000        2,626,900       205,000

James C. Hsia, Ph.D.........        --           --       73,000        30,000        1,007,625       375,000

William D. Spies............        --           --           --        60,000               --       793,100

William B. Kelley...........     9,000       56,250       25,500        16,250          329,406       163,438

Jay Caplan..................        --           --        5,775        33,750           78,960       422,108

------------------------

(1) Named Executive Officers will receive cash only if and when they sell the securities issued upon exercise of the options and the amount of cash received by such individuals is dependent on the value of such securities at the time of such sale, if any.

(2) Value is based on the difference between option grant price and the fair market value at 1999 fiscal year end ($17.25 per share as quoted on the NASDAQ Stock Market at the close of trading on July 2, 1999) multiplied by the number of shares underlying the option.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Company's executive compensation program is administered by the Compensation Committee, which consisted of Mr. Scott and Dr. Cleveland during fiscal 1999. Both members of the Compensation Committee are non-employee directors. Pursuant to the authority delegated by the Board of Director's the Compensation Committee each year sets the compensation of the Chief Executive Officer and reviews and approves the compensation of all other senior officers, including approval of annual salaries and bonuses as well as the grant of stock options to officers and employees.

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

    The salary compensation for the executive officers is based upon their qualifications, experience and responsibilities, as well as the attainment of planned objectives. The Chief Executive Officer and President makes recommendations to the Compensation Committee regarding the planned objectives and executive compensation levels. The overall plans and operating performance levels upon which management compensation is based are approved by the Compensation Committee on an annual basis. During fiscal 1999, the Chief Executive Officer and President made recommendations for salary increases for the executive group, and the Compensation Committee approved increases ranging from 6% to 21% to 7 of the executive officers. These increases reflect the impact of promotions as well as incentive changes.

BONUS COMPENSATION


    In addition to salary compensation, on September 3 and September 8, 1999 the Compensation Committee recommended the continuation of the Management Incentive Plan, adopted by the Board of Directors in the previous year, whereby senior executives recommended by the Chief Executive Officer and approved for inclusion in the Plan by the Compensation Committee receive bonus compensation based on a percentage of base salary. Bonuses paid under this Plan were a percentage of base salary for fiscal 1999 and were based on pre-tax profits, after bonus, for fiscal 1999 for the device business only.


STOCK OPTIONS

    The Compensation Committee relies on incentive compensation in the form of stock options to retain and motivate executive officers. Incentive compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees, to encourage the executive officers and other employees to remain with the Company and to enable them to develop and maintain a stock ownership position in the Company's Common Stock. The Company's 1989 Stock Plan and the 1998 Stock Option Plan, administered by the Compensation Committee, have been used for the granting of stock options.

    Both the 1989 Stock Plan and The 1998 Stock Option Plan permits the Compensation Committee to administer the granting of stock options to eligible employees, including executive officers. Options generally become exercisable based upon a vesting schedule tied to years of future service to the Company. The value realizable from exercisable options is dependent upon the extent to which the Company's performance is reflected in the market price of the Company's Common Stock at any particular point in time. Equity compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees. The Compensation Committee approves the granting of options in order to motivate these employees to maximize shareholder value. Generally, options granted to officers and employees vest over 2 or 4 years and expire after a 10-year period, at not less than the fair market value at the date of grant. As a result of this policy, executives and other employees are rewarded economically only to the extent that the shareholders also benefit through appreciation in the market.

    Options granted to employees are based on such factors as individual initiative, achievement and performance. In administering grants to executives, the Compensation Committee evaluates each officer's total equity compensation package. The Compensation Committee generally reviews the option holdings of each of the executive officers, including vesting and exercise price and the then current value of such unvested options. The Compensation Committee considers equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of the Company's shareholders. In fiscal 1999, options to purchase shares of Common Stock were granted to Messrs. Broyer, Caplan, Costello, Hsia, Kelley, McGrail, Mori, Puorro, Spies and Wilber.

MR. PUORRO'S COMPENSATION

    The cash compensation program for the Chief Executive Officer and the President of the Company is designed to reward performance that enhances shareholder value. The compensation package is comprised of base pay and stock options, which is affected by the Company's revenue growth, market share growth, profitability, and growth in earnings per share. In fiscal 1999, Mr. Puorro's cash compensation remained at $237,500 per year. The Compensation Committee believes that Mr. Puorro's compensation has been, and is now, comparable to the salary of other Chief Executive Officers in other medical equipment companies, considering the size and rate of profitability of those companies.

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

    This report has been submitted by the members of the Stock Option and Compensation Committee:

                                          DOUGLAS W. SCOTT
                                          RICHARD J. CLEVELAND, M.D.

STOCK PERFORMANCE GRAPH


    The following graph illustrates a five year comparison of cumulative total shareholder return among the Company, the NASDAQ National Market Index and the Company's "Industry Index." The Company selected an index of companies in the electro-medical equipment industry as its industry group. Accordingly, the Industry Index reflects the performance of all companies that are included in the electro-medical equipment industry with 3845 as their Primary Standard Industrial Classification Code Number. The comparison assumes $100 was invested on July 1, 1994 (the date of the beginning of the Company's fifth preceding fiscal year) in the Company's Common Stock and on June 30, 1994 in each of the foregoing indices and assumes reinvestment of dividends, if any.


EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

          CANDELA CORPORATION  PEER GROUP  S&P 500
07/01/94                  100         100      100
06/30/95                   60         164      126
06/28/96                  268         234      159
06/27/97                  200         288      214
06/26/98                   90         378      279
07/02/99                  552         512      342

EMPLOYMENT AGREEMENTS


    Candela has entered into severance agreements with each of Messrs. Puorro, Hsia, Broyer, Kelley, Caplan, Wilber and McGrail. Under our agreements with Messrs. Hsia, Broyer, Kelley, Caplan, Wilber and McGrail, Candela has agreed to continue payment of their respective base annual salaries over twelve months in the event that their services for Candela are terminated for any reason except for cause or such individuals' resignation. Under our agreement with Mr. Puorro, in the event that his employment is terminated for any reason, at either his election or Candela's election other than for just cause, he will be entitled to receive severance payments equal to his base annual salary for twelve months and then 50% of his base annual salary for an additional twelve months. Each of the above named individuals are subject to nonsolicitation and noncompetition provisions for the period during which he receives severance payments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of October 15, 1999 by
(i) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock, (ii) each director or nominee to become a director of the Company, (iii) each executive officer identified in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group:

                                                               NUMBER OF SHARES    PERCENT OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNERS (1)                     BENEFICIALLY OWNED   BENEFICIALLY OWNED
-----------------------------------------                     ------------------   ------------------
Gerard E. Puorro (2)........................................          194,452             2.62%
Theodore G. Johnson (3).....................................           78,849             1.09%
Kenneth D. Roberts (4)......................................           79,500             1.09%
Douglas W. Scott (5)........................................           40,000                *
Richard J. Cleveland, M.D. (6)..............................           43,392                *
Nancy Nager, R.N., B.S.N., M.S.N............................               --               --
James C. Hsia, PhD (7)......................................          104,672             1.50%
William B. Spies (8)........................................           12,500                *
Jay D. Kaplan (9)...........................................           12,277                *
William B. Kelley (10)......................................           28,625                *
William D. Witter (11)......................................        1,790,172            24.46%
  153 East 53rd Street
  New York, NY 10022
William D. Witter, Inc. (12)................................        1,790,172            24.46%
  153 East 53(rd) Street
  New York, NY 10022
All Directors and Executive Officers as a Group
  (10 Persons) (13).........................................          642,438             8.30%

------------------------

(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Except as otherwise indicated, the address for each beneficial owner is 530 Boston Post Road, Wayland, MA 01778. Pursuant to the rules of the Securities and Exchange Commission the number of shares of Common Stock deemed outstanding includes, for each person or group referred to in the table, shares issuable pursuant to options held by the respective person or group which may be exercised within 60 days after October 15, 1999.

(2) Includes 185,527 shares issuable pursuant to stock options exercisable within the 60 day period following October 15, 1999.

(3) Includes 4,000 shares issuable pursuant to stock options exercisable within the 60 day period following October 15, 1999.

(4) Includes 52,500 shares issuable pursuant to stock options exercisable within the 60 day period following October 15, 1999. Excludes 3,000 shares held by a trust for the benefit of one of Mr. Roberts' children as to which Mr. Roberts disclaims beneficial ownership.

(5) Includes 37,500 shares issuable pursuant to stock options exercisable within the 60 day period following October 15, 1999.

(6) Includes 40,892 shares issuable pursuant to stock options exercisable within the 60 day period following October 15, 1999.

(7) Includes 78,000 shares issuable pursuant to stock options exercisable within the 60 day period following October 15, 1999.

(8) Includes 12,500 shares issuable pursuant to stock options exercisable within the 60 day period following October 15, 1999.

(9) Includes 12,025 shares issuable pursuant to stock options exercisable within the 60 day period following October 15, 1999.

(10) Includes 28,625 shares issuable pursuant to stock options exercisable within the 60 days period following October 15, 1999.

(11) Includes 1,720,172 shares of common stock beneficially owned by Willia D. Witter, Inc. Includes warrants to purchase 70,000 shares of Common Stock. Mr. Witter is the President and primary owner of William D. Witter, Inc. and has the sole power to dispose or to direct the disposition of all of the shares of common stock which are beneficially owned respectively by William D. Witter, Inc. and William D. Witter.

(12) Information based in Amendment No. 8 to Schedule 13G dated January 27, 1998 filed with the Security and Exchange Commission. All such shares are also beneficially owned by William D. Witter, individually, the President and primary owner of William D. Witter, Inc.

(13) Includes 492,044 shares subject to stock options exercisable within the 60 day period following October 15, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29(th) day of October, 1999.

                                                       CANDELA CORPORATION

                                                       By:  /s/ GERARD E. PUORRO
                                                            -----------------------------------------
                                                            Gerard E. Puorro
                                                            President and Chief Executive Officer

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following items are filed as part of this report:

    (1) EXHIBITS: Except as otherwise noted, the following documents are incorporated by reference from the Company's Registration Statement on Form S-1 (File Number 333-78339):

      3.1               Certificate of Incorporation, as amended
      3.2(9)            By-laws of the Company, as amended and restated
      3.3(1)            Agreement of Merger between Candela Corporation, Inc., a
                        Massachusetts corporation, and Candela Laser Corporation, a
                        Delaware corporation
      4.1(6)            Form of Rights Agreement dated as of September 4, 1992
                        between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A the Form of
                        Rights Certificate, and as Exhibit B the Summary of Rights
                        to Purchase Common Stock.
      4.2(11)           Certificate of Amendment, dated as of March 25, 1996, by the
                        Company.
      4.3(11)           First Amendment to Rights Agreement, dated as of March 25,
                        1996, between the Company and The First National Bank of
                        Boston.
      4.4               Form of Certificate of Amendment.
      4.5               Form of Second Amendment to the Rights Agreement between the
                        Company and Bank Boston, N.A., as Rights Agent with Exhibits
                        A and B attached thereto, as approved by the Board of
                        Directors of the Company on September 30, 1998.
     10.1(1)            1985 Incentive Stock Option Plan
     10.2               1987 Stock Option Plan
     10.2.1(2)          1989 Stock Plan
     10.2.2(3)          1990 Employee Stock Purchase Plan
     10.2.3(3)          1990 Non-Employee Director Stock Option Plan
     10.2.4(7)          1993 Non-Employee Director Stock Option Plan
     10.3(7)            Lease for premises at 526 Boston Post Road, Wayland,
                        Massachusetts
     10.4(7)            Lease for premises at 530 Boston Post Road, Wayland,
                        Massachusetts
     10.5(4)            Patent License Agreement between the Company and Patlex
                        Corporation effective as of July 1, 1988
     10.6               License Agreement among the Company, Technomed
                        International, Inc. and Technomed International S.A. dated as of December 20, 1990
     10.7(5)            License Agreement between the Company and Pillco Limited
                        Partnership effective as of October 1, 1991
     10.8(8)            Distribution Agreement between the Company and Cryogenic
                        Technology Limited, dated October 15, 1993
     10.9(10)           Asset Purchase Agreement between the Company and
                        Derma-Laser, Limited and Derma-Lase, Inc. dated June 23,
                        1994.
     10.10              Note and Warrant Purchase Agreement, dated as of
                        October 15, 1998 between the Company, Massachusetts Capital
                        Resource Company, William D. Witter and Michael D. Witter.
     10.10.1            Form of Note delivered by the Company in the aggregate
                        principal amount of $3,700,000 to Massachusetts Capital
                        Resource Company, William D. Witter and Michael D. Witter.
     10.10.2            Form of Common Stock Purchase Warrant to purchase an
                        aggregate of 370,000 shares of the Company's Common Stock
                        delivered to Massachusetts Capital Resource Company,
                        William D. Witter and Michael D. Witter.
     21.*               Subsidiaries of the Company
     23.*               Consent of PricewaterhouseCoopers LLP (Independent
                        Accountants)

     27.*               Financial Data Schedule

------------------------

(1) Previously filed as an exhibit to Registration Statement No. 33-54448B and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Amended and Restated Annual Report on Form 10-K for the fiscal year ended June 30, 1988, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, and incorporated herein by reference.

(4) Previously filed as an exhibit to Form 10-Q for the quarter ended December 29, 1990, and incorporated herein by reference.

(5) Previously filed as an exhibit to Form 10-Q for the quarter ended September 28, 1991, and incorporated herein by reference.

(6) Previously filed as an exhibit to Form 8-K, dated September 8, 1992, and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993, and incorporated herein by reference.

(8) Previously filed as an exhibit to Form 10-Q for the quarter ended January 1, 1994, and incorporated herein by reference.

(9) Previously filed as an exhibit to Form 10-Q for the quarter ended April 2, 1994, and incorporated herein by reference.

(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, and incorporated herein by reference.

(11) Previously filed as an Exhibit to Form 8-K filed March 25, 1996, and incorporated by reference herein.

*   Filed with Form 10-K on September 30, 1999

(b) There were no reports on Form 8-K filed during the last quarter of fiscal 1999.