Form 10-Q
period 1999-10-02
CANDELA CORP /DE/
filed 1999-11-16
CIK 793279

  ----------------------------------------------------------------------------

  ----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             -----------------------
                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended October 2, 1999


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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                  CLASS                                                        OUTSTANDING AT NOVEMBER 11, 1999
                ---------                                                      -------------------------------
      Common Stock, $.01 par value                                              7,255,217

  ----------------------------------------------------------------------------

  ----------------------------------------------------------------------------

                               CANDELA CORPORATION
                                      INDEX



                                                                                              Page(s)
                                                                                              -------
 Part I.      Financial Information:

              Item 1.  Unaudited Condensed Consolidated Balance Sheets
                       as of October 2, 1999 and July 3, 1999                                 3

                       Unaudited Condensed Consolidated Statements of Operations
                       and Comprehensive Income for the three month periods
                       ended October 2, 1999 and September 26, 1998                           4

                       Unaudited Condensed Consolidated Statements of Cash
                       Flows for the three month periods ended October 2, 1999
                       and September 26, 1998                                                 5

                       Notes to Unaudited Condensed Consolidated
                       Financial Statements                                                 6-9


              Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                 10-13

                       Cautionary Statements                                               14-21

              Item 3.  Quantitative and Qualitative Disclosure
                       about Market Risk                                                      21


Part II.      Other Information:

              Item 1.  Legal proceedings                                                   22-23

              Item 6.  Exhibits and Reports on Form 8-K                                       23

                       Exhibit 27.1  Financial Data Schedule                                  25

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               CANDELA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)



                                                                                         October 2,           July 3,
ASSETS                                                                                      1999                1999
--------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                                $ 29,538          $ 10,055
     Accounts receivable, net                                                                   12,591            12,337
     Notes receivable                                                                            2,356             2,186
     Inventories                                                                                 6,639             6,927
     Other current assets                                                                        1,114               928
     ---------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                  52,238            32,433
--------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                                      2,520             2,626
Deferred tax assets                                                                              1,898             1,100
Other assets                                                                                       276               292
--------------------------------------------------------------------------------------------------------------------------
          Total Assets                                                                        $ 56,932          $ 36,451
==========================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                                          $ 3,843           $ 4,846
     Accrued payroll and related expenses                                                        2,016             3,735
     Accrued warranty costs                                                                      2,481             2,502
     Income taxes payable                                                                        2,718             3,185
     Restructuring reserve                                                                       1,394             1,519
     Other accrued liabilities                                                                   1,478             1,132
     Current portion of long-term debt                                                             337               415
     Deferred income                                                                             2,122             1,913
--------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                             16,389            19,247
--------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                   3,116             3,181
--------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                        -                 -
--------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Common stock                                                                                   73                56
     Additional paid-in capital                                                                 38,667            18,562
     Accumulated deficit                                                                       (1,132)           (3,846)
     Accumulated other comprehensive income                                                      (181)             (749)
--------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                            37,427            14,023
--------------------------------------------------------------------------------------------------------------------------
          Total Liabilities and Stockholders' Equity                                          $ 56,932          $ 36,451
==========================================================================================================================





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                                           For the three months ended
                                                                          October 2,        September 26,
                                                                             1999                1998
------------------------------------------------------------------------------------------------------------------
Revenue:
     Lasers and other products                                                $  13,092            $  8,022
     Product related service                                                      2,083               2,000
     Skin care center                                                               865                 716
------------------------------------------------------------------------------------------------------------------
         Total revenue                                                           16,040              10,738

Cost of revenue:
     Lasers and other products                                                    5,050               3,801
     Product related service                                                      1,280               1,344
     Skin care center                                                               569                 529
------------------------------------------------------------------------------------------------------------------
         Total cost of revenue                                                    6,899               5,674
------------------------------------------------------------------------------------------------------------------

Gross profit                                                                      9,141               5,064

Operating expenses:
     Selling, general, and administrative                                         5,001               3,333
     Research and development                                                       981                 688
------------------------------------------------------------------------------------------------------------------
         Total operating expenses                                                 5,982               4,021
------------------------------------------------------------------------------------------------------------------

Income from operations                                                            3,159               1,043

Other income (expense):
     Interest income                                                                219                  11
     Interest expense                                                             (127)                (78)
     Other                                                                          141                  34
------------------------------------------------------------------------------------------------------------------
         Total other income (expense)                                               233                (33)
------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                        3,392               1,010
Provision for income taxes                                                          678                 100
------------------------------------------------------------------------------------------------------------------
Net income                                                                     $  2,714             $   910
==================================================================================================================

Basic earnings per share                                                       $   0.40             $  0.17

Diluted earnings per share                                                     $   0.35             $  0.16
==================================================================================================================

Weighted average shares outstanding                                               6,853               5,479

Adjusted weighted average shares outstanding                                      7,751               5,566
==================================================================================================================

Net income                                                                     $  2,714             $   910
Other comprehensive income net of tax:
    Foreign currency translation adjustment                                         455                 326
===================================================================================================================
Comprehensive income                                                           $  3,169            $  1,236
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                             For the three months ended:
                                                                                         October 2,               September 26,
                                                                                            1999                      1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                                 $  2,714                    $  910
     Adjustments to reconcile net income to net cash
         provided by (used for) operating activities:
         Depreciation and amortization                                                               170                       180
         Provision for bad debts                                                                     200                        36
         Accretion of debt                                                                            24                         -
         Increase (decrease) in cash from working capital:
             Accounts receivable                                                                    (85)                       300
             Notes receivable                                                                        101                      (13)
             Inventories                                                                             532                       190
             Other current assets                                                                  (133)                     (497)
             Other assets                                                                          (782)                      (19)
             Accounts payable                                                                    (1,863)                     (734)
             Accrued payroll and related expenses                                                (1,731)                        92
             Deferred income                                                                         149                     (102)
             Accrued warranty costs                                                                 (20)                       117
             Income taxes payable                                                                  (573)                      (13)
             Accrued restructuring charges                                                         (125)                      (38)
             Other accrued liabilities                                                               310                       627

-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)  operating activities                                            (1,112)                     1,036
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of property and equipment                                                            (62)                      (39)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                              (62)                      (39)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Principal payments of long-term debt                                                           (78)                     (358)
     Principal payments of capital lease obligations                                                (97)                     (132)
     Proceeds from the issuance of common stock                                                   20,121                         8
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                              19,946                     (482)
-----------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash and cash equivalents                                                711                       333
-----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                         19,483                       848
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                                  10,055                     1,615
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                      $ 29,538                   $ 2,463
===================================================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the "Company") for fiscal 1999, which should be read in conjunction with these financial statements. The financial information included herein is unaudited, with the exception of the condensed consolidated balance sheet as of July 3, 1999 which was derived from the audited consolidated balance sheet dated July 3, 1999. However, in the opinion of management, the statements include all necessary adjustments for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company's Annual Report on Form 10-K. The results for the three month period ended October 2, 1999 are not necessarily indicative of the results to be expected for the full year.

2.    INVENTORIES

      Inventories consist of the following (in thousands):

                                                OCTOBER 2, 1999                         JULY 3, 1999
                                                ---------------                         ------------

             Raw materials                          $  1,751                              $  1,643
             Work in process                           1,158                                 1,395
             Finished goods                            3,730                                 3,889
                                                    ---------                             ---------
                                                    $  6,639                              $  6,927
                                                    ========                              ========

3.    DEBT

      On October 15, 1998, we issued eight-year, 9.75% subordinated notes to three investors in the aggregate amount of $3,700,000. The notes become due in October, 2006, and require quarterly interest payments. In addition, we issued warrants to purchase 370,000 shares of common stock to the note holders that have an exercise price of $4.00 per share. The agreement contains restrictive covenants establishing maximum leverage, certain minimum ratios, and minimum levels of net income.

      We maintain a renewable $3,500,000 revolving line of credit agreement with a major bank with interest at the bank's prime lending rate. This line of credit is due to expire on December 1, 1999. No amounts were outstanding under the line of credit as of October 2, 1999.

4.    STOCK OFFERING

      We completed a public offering in July, 1999 of 2,430,000 shares of common stock, of which 1,499,854 shares were sold by Candela and 930,146 shares were sold by certain selling shareholders. $19,805,573 was received in cash after underwriting discounts on completion of the offering. We incurred $585,000 of additional costs in conjunction with the offering, of which $411,796 was paid in the current fiscal year.

5.    EARNINGS PER SHARE

      Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator.

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      Common stock equivalents include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.


                                                        FOR THE THREE MONTHS ENDED:
                                                        ---------------------------
                                                    October 2,            September 26,
                                                       1999                    1998
                                                       ----                    ----
      NUMERATOR
      Net income                                    $ 2,714                 $   910
                                                    =======                  =======
      DENOMINATOR
      BASIC EARNINGS PER SHARE
      Weighted average shares
             outstanding                              6,853                   5,479
                                                    --------                 --------

      Earnings per share                           $   0.40                 $  0.17
                                                    ========                 ========

      DILUTED EARNINGS PER SHARE
      Weighted average shares
             outstanding                              6,853                   5,479

      Effect of dilutive securities:
             Stock options                              551                      87
             Stock warrants                             347                       -
                                                    --------                 ----------

      Adjusted weighted average
             shares outstanding                       7,751                   5,566
                                                     -------                 ---------

      Earnings per share                           $   0.35                 $  0.16
                                                    ========                ===========



      During the quarter ended October 2, 1999, there were 1,500 options with an expiration date of March 29, 2000 to purchase shares of common stock that were excluded from the calculation of diluted earning per share because the options' exercise price was greater than the average market price of the common stock. All warrants to purchase shares of common stock were included in the computation of diluted EPS. During the first quarter of fiscal 1999, there were 294,434 options to purchase shares of common stock and warrants to purchase 281,983 shares of common stock that were not included in calculation of diluted earnings per share because the options' exercise price were greater than the average market price of the common stock.

6.    RESTRUCTURING CHARGES

      During the quarter ended December 27, 1997, we recorded restructuring charges of $2,609,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. The following table reflects the restructuring charges incurred in the most recent quarter:

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                           LEASEHOLD
                                                           IMPROVEMENTS                          CAPITALIZED
                                         PAYROLL AND         AND FIXED          FACILITY           START UP
                                          SEVERANCE            ASSETS             COSTS              COSTS            TOTAL
                                          ---------            ------             -----              -----            -----

Balance at July 3, 1999                         $  210              $  797            $  512              $   0         $ 1,519

Cash Charges                                      (19)                                  (55)                               (74)
Non-Cash Charges                                                      (51)                                                 (51)
                                       ----------------- ------------------- ----------------- ------------------ ---------------

Balance at October 2, 1999                      $  191              $  746            $  457              $   0         $ 1,394
                                       ================= =================== ================= ================== ===============


6.        INCOME TAXES

      The provision for income taxes results from a combination of activities including both the domestic and foreign subsidiaries of the Company. The provision for income taxes for the three months ended October 2, 1999, reflects a reduction of the valuation allowance against the deferred tax asset in the amount of $798,000 and includes tax provisions calculated in Japan and Spain at a rate in excess of the U.S. statutory tax rate. We had deferred tax assets of $4,214,000 at the beginning of the current fiscal year. A valuation allowance had then been provided against the deferred tax asset in the amount of $3,114,000 leaving a net deferred tax asset of $1,100,000. The valuation allowance has been reduced by $798,000 in the current quarter effectively increasing the net deferred tax asset to $1,898,000. The effective tax rate for the year is expected to be approximately 20% due to anticipated reductions in the valuation allowance.

7.       SEGMENT INFORMATION

      We operate principally in two industry segments; the design, manufacture, sale, and service of medical devices and related equipment, and the performance of services in the skin care/healthy spa industry.


      LINE OF BUSINESS DATA                                                   For the three months ended:
                                                                       October 2, 1999         September 26, 1999
                                                                       ---------------         ------------------
      REVENUE:
        Product Sales and Service                                                 $15,175                    $10,022
        Skin Care/Health Spa Services                                                 865                        716
                                                                                  -------                    ---------
      Total Revenue                                                               $16,040                    $10,738
                                                                                  =======                    =======

      OPERATING INCOME (LOSS):
        Product Sales and Service                                                 $ 3,335                     $1,329
        Skin Care/Health Spa Services                                               (176)                      (286)
                                                                                  -------                    ---------
      Total Operating Income (Loss)                                               $ 3,159                     $1,043
                                                                                  =======                     ======


                                                                            As of                    As of
                                                                       October 2, 1999            July 3, 1999
                                                                       ---------------            ------------

      TOTAL ASSETS: (NET INTERCOMPANY ACCOUNTS)
        Product Sales and Service                                                $ 54,753                    $34,250
        Skin Care/Health Spa Services                                               2,179                      2,201
                                                                                  -------                    ---------
      Total Assets                                                               $ 56,932                    $36,451
                                                                                 ========                    =======

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


8.    NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. Originally, the statement had been effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities", which postponed the adoption of SFAS 133 until fiscal years beginning after June 15, 2000. As such, we plan to implement SFAS 133 for its fiscal year 2001.

      The derivative instruments and hedging activities entered into by Candela includes foreign currency forward contracts to protect against currency fluctuation for amounts due between itself and its foreign subsidiaries. At October 2, 1999, we held foreign currency forward contracts with notional value totaling approximately $3,221,000 compared to forward contracts with a value of $1,369,000 held at September 26, 1998. The present contracts have maturity dates prior to January 24, 2000. The carrying and net fair value of these contracts at October 2, 1999, was $0 and ($264,000), respectively, compared to $0 and ($32,000) respectively, at September 26, 1998.

                               CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

We research, develop, manufacture, market and service lasers used to perform aesthetic and cosmetic procedures. We sell our lasers principally to medical practitioners. We market our products directly and through a network of distributors to end users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists and general and vascular surgeons. We derive our revenue from: the sales of lasers and other products; the provision of product-related services; and the operations of our remaining skin care center. Approximately half of our revenue in recent periods has come from international sales.


RESULTS OF OPERATIONS

REVENUE.  Revenue source by geography is reflected in the following table:


(unaudited)                  OCTOBER 2, 1999           SEPTEMBER 26, 1998               CHANGE
                             ---------------           ------------------         -----------------
                                     $        %               $              %              $            %
                           -------------------------------------------------------------------------------
US revenue                 $   8,182,000     51%        $  5,260,000        49%        $ 2,922,000      56%
Foreign revenue                7,858,000     49%           5,478,000        51%          2,380,000      43%
                  --------------------------------------------------------------------------------

Total revenue              $  16,040,000    100%         $10,738,000       100%        $ 5,302,000      49%

US sales were impacted by increases both in sales to distributors and sales through our direct sales force. The increase in foreign revenue is attributable to increased sales in both Europe and the Asian Pacific region, including sales by our Neu-Isenberg, Germany and Osaka, Japan sales offices, both of which were not operational in the first quarter of fiscal 1999.


Revenue source by type is reflected in the following table:


(unaudited)                  OCTOBER 2, 1999            SEPTEMBER 26, 1998                CHANGE
                             ---------------            ------------------           ----------------
                                     $      %                 $           %              $           %
                           -------------------------------------------------------------------------------
Lasers and other
    products               $  13,092,000    82%         $  8,022,000      75%        $ 5,070,000     63%
Product related
    service                    2,083,000    13%            2,000,000      19%             83,000      4%
Skin care centers                865,000     5%              716,000       6%            149,000     21%
                  ----------------------------------------------------------------------------------------

Total revenue               $ 16,040,000   100%          $10,738,000     100%        $ 5,302,000     49%

The increase in laser product revenue resulted from a substantial increase in our GentleLASE product line, including the initial shipments of our enhanced GentleLASE PLUS. We also experienced increased revenue in our ScleroPLUS and AlexLAZR product lines. Skin care center revenue increased as a result of increased marketing and promotion.

                                              CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GROSS PROFIT. Gross profit was $9,141,000, or 57% of revenues for the three month period ended October 2, 1999, compared to gross profit of $5,064,000, or 47% for the same period one year earlier. The increase in gross profit, over the same period a year earlier, is the result of increased sales of higher margin laser systems and higher absorption of fixed portions of manufacturing overhead due to our higher sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased from $3,333,000 in the three month period ended September 26, 1998, to $5,001,000 for the three month period ending October 2, 1999. This increase is primarily a result of the increased marketing and sales staff, including costs for our German and Osaka, Japan sales offices which were not operational in the same period a year earlier. Selling, general and administrative expenses were 31% of revenues for the both of the first quarters of fiscal year 1999 and 2000.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development spending increased 43% to $981,000 for the three months ended October 2, 1999, compared to $688,000 for the same period one year earlier. This increase reflects our efforts to develop products and product improvements designed to enhance, augment, and expand our existing product lines.

RESTRUCTURING CHARGE. During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2,609,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. During the three months ended October 2, 1999, a total of $125,000 was charged against this reserve, representing costs associated with the Scottsdale facility. Candela continues to pursue a sublease of the Scottsdale facility, but if this effort is not successful, we could incur additional costs in excess of our existing reserve. Management believes that the reserve established to date will be sufficiently adequate so that no additional material charges will need to be recognized for at least the next 18 months.

OPERATING INCOME. Operating income increased 203% to $3,159,000 for the three months ended October 2, 1999, compared to $1,043,000 for the same period one year earlier. Operating income increased to 20% of revenue compared to 10% for the same period a year ago.

OTHER INCOME/EXPENSE. Net other income and expense was $233,000 in income for the three months ended October 2, 1999, in comparison to expenses of $33,000 for the same period a year earlier. This increase was primarily caused by increased interest income resulting from a higher level of cash during the period and exchange gains realized in our foreign subsidiaries.

INCOME TAXES. The provision for income taxes results from a combination of activities of both our domestic and foreign subsidiaries. The provision for income taxes for the three months ended October 2, 1999, reflects a reduction of the valuation allowance against our deferred tax asset in the amount of $798,000 and includes tax provisions calculated in Japan and Spain at a rate in excess of the U.S. statutory tax rate. We had deferred tax assets of $4,214,000 at the beginning of the current fiscal year. A valuation allowance had been provided against the deferred tax asset in the amount of $3,114,000 leaving a net deferred tax asset of $1,100,000 at July 3, 1999. The valuation allowance has been reduced by $798,000 in the current quarter effectively increasing the net deferred tax asset to $1,898,000 at October 2, 1999. The effective tax rate for the year is expected to be approximately 20%.

                               CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Cash used for operating activities amounted to $1,112,000 for the three months ended October 2, 1999, in comparison to cash provided by operating activities of $1,036,000 for the same period a year earlier. The decrease reflects an increase due to improved profitability in the quarter offset by a reduction in accounts payable as well as increased payments for income taxes and accrued payroll. Cash used for investing activities totaled $62,000 for the three months ended October 2, 1999 compared to cash used for investing activities of $39,000 for the same period in the prior year. Cash provided by financing activities amounted to $19,946,000 in comparison to cash used for financing activities of $482,000 for the same period a year earlier. This reflects proceeds from the issuance of common stock amounting to $20,121,000 primarily resulting from our July, 1999 stock offering.

Cash and cash equivalents at October 2, 1999, increased by $19,483,000 to $29,538,000 from $10,055,000 at July 3, 1999, due principally to cash received in our stock offering completed in July, 1999.

We completed a public offering in July, 1999 of 2,430,000 shares of common stock, of which 1,499,854 shares were sold by Candela and 930,146 shares were sold by certain selling shareholders. $19,805,573 was received in cash after underwriting discounts on completion of the offering. We incurred $585,000 of additional costs in conjunction with the offering, of which $411,796 was paid in the current fiscal year.

We issued eight-year, 9.75% subordinated notes in the amount of $3,700,000 in October, 1998. The notes become due in October, 2006, and require quarterly interest payments. In addition, we issued warrants to purchase 370,000 shares of common stock to the note holders that have an exercise price of $4.00 per share. The relative fair value of the debt was recorded as $2,864,000. The relative fair value of the warrants was $836,000 and was recorded as a component of Additional Paid-In Capital. The debt will be accreted to face value using the interest method over the eight-year life of the notes resulting in interest expense of $836,000 over the eight-year period in addition to the 9.75% face interest. A total of $89,000 has been accreted to the notes through October 2, 1999 resulting in a long term liability balance of $2,953,000 at quarter end.

We also maintain a $3,500,000 line of credit with a major bank which expires December 1, 1999. The line of credit bears interest at the bank's prime lending rate and is collateralized by total domestic accounts receivable, inventories, and a pledge of subsidiary stock. At October 2, 1999, we had no borrowings outstanding on this line of credit.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. Originally, the statement had been effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities", which postponed the adoption of SFAS 133 until fiscal years beginning after June 15, 2000. As such, the Company plans to implement SFAS 133 for its fiscal year 2001.

                               CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 READINESS DISCLOSURE STATEMENT

We have assessed our operations, from information and financial systems to each aspect of our manufacturing processes, including non-information systems and products, in order to reduce the risk of operational disruption and potential litigation due to the Year 2000 issue. We have completed approximately 95% of the implementation and testing of the necessary upgrades to our financial and information systems and expect to finish our upgrades prior to the end of November 1999. Our Year 2000 assessment identified no need for upgrades to our products and non-information systems. To date, we have primarily used our internal resources to assess our Year 2000 readiness. We have currently incurred less than $10,000 of incremental costs relating to Year 2000 readiness and believe that we will incur less than $10,000 of additional incremental costs in the foreseeable future. We have questioned representatives of Litton Airtron Synoptics, our sole supplier for Alexandrite rods, and PSS, a major distributor, and have reviewed publicly available disclosures relating to PSS. Litton has indicated that their business systems are Year 2000 compliant. Based on this review, we are not aware of any information to indicate that Litton or PSS will experience substantial Year 2000 problems. In addition, we have conducted an informal survey of our other suppliers, significant customers, and business partners. While responses to this survey indicate that many of our suppliers and customers are Year 2000 compliant, we have not yet received sufficient information from all parties about their Year 2000 preparedness to assess the effectiveness of their efforts. Moreover, in most cases, we are not in a position to verify the accuracy or completeness of the information we receive from third parties.

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

While we believe that Year 2000 disruptions will not materially hurt our business, in the worst case scenario our systems, or those of our suppliers and customers, may not function properly after December 31, 1999. This could result in delays in operations which would significantly harm our financial condition and operating results. In some international markets in which we do business, the level of awareness and remediation efforts relating to the Year 2000 issue may be less advanced than in the U.S. We are in the process of formulating a contingency plan to address the failure of our most important organizational systems, which we expect to be substantially complete by November 1999. We anticipate that our contingency plan will focus on identifying additional suppliers that can be utilized in the event of a Year 2000 disruption.

                               CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAUTIONARY STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements concerning the future of the industry, product development, business strategy (including the possibility of future acquisitions), anticipated operational and capital expenditure levels, continued acceptance and growth of our products, and dependence on significant customers and suppliers. This Quarterly Report on Form 10-Q contains forward-looking statements that we have made based on our current expectations, estimates and projections about our industry, operations, and prospects, not historical facts. We have made these forward-looking statements pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, and may contain projections of results of operations or of financial condition or state other forward-looking information. When considering forward-looking statements, you should keep in mind the cautionary statements in this Quarterly Report on Form 10-Q. The cautionary statements noted below and other factors noted throughout this Quarterly Report on Form 10-Q could cause our actual results to differ significantly from those contained in any forward looking statement. We may not update or publicly release the results of these forward-looking statements to reflect events or circumstances after the date hereof.

OUR DEPENDENCE ON GENTLELASE-REGISTERED TRADEMARK- INCREASES OUR
SUSCEPTIBILITY TO COMPETITIVE CHANGES IN THE MARKETPLACE.

We introduced our GentleLASE-Registered Trademark- in March 1998. GentleLASE-Registered Trademark-'s sales have grown rapidly and accounted for more than half of our total revenue in fiscal 1999 and in the first quarter of fiscal 2000. Heavy dependence on GentleLASE-Registered Trademark- sales increases our susceptibility to changes in the marketplace, such as competitors reducing prices or adding new features to their products, or customers ordering fewer of our products. Such changes in the marketplace could hurt our financial results.

OUR RIGHT TO SUBLICENSE THE DCD TECHNOLOGY TO OTHERS COULD BE TERMINATED IF WE DO NOT PREVAIL IN AN ARBITRATION ON OUR CLAIM THAT THE REGENTS' REFUSAL TO GRANT OUR REQUEST TO EXTEND OUR EXCLUSIVE RIGHT TO SUBLICENSE THE DCD TECHNOLOGY WAS UNREASONABLE. OUR EXCLUSIVE RIGHTS TO THE DCD TECHNOLOGY COULD BE LOST IF A COURT CHALLENGE BY NEW STAR LASERS INC. AND ITS SUBSIDIARY LASER AESTHETICS INC. TO THE UNDERLYING PATENT IS SUCCESSFUL. IN ADDITION, WE COULD LOSE OUR RIGHTS TO THE DCD TECHNOLOGY ALTOGETHER IF WE DO NOT PREVAIL IN AN ARBITRATION ON OUR CLAIM THAT WE HAVE FULLY COMPLIED WITH THE AMENDED LICENSE AGREEMENT'S PROVISIONS GOVERNING OUR SUBLICENSING EFFORTS AND OUR ROYALTY OBLIGATIONS TO THE REGENTS. WE COULD ALSO BE REQUIRED TO PAY SUBSTANTIALLY HIGHER FUTURE AND HISTORIC ROYALTIES TO THE REGENTS IF WE DO NOT PREVAIL IN THE ARBITRATION.

We developed our Dynamic Cooling Device ("DCD"), which is used to selectively cool a patient's epidermal layers during cosmetic laser treatments, under an exclusive license to patent rights owned by the Regents of the University of California ("Regents"). The DCD is a component of our biggest-selling laser, the GentleLASE-Registered Trademark-, and is also currently sold as an attachment to our other principal laser, the ScleroPLUS-TM-. We believe the efficacy of the DCD has been a key element in the recent growth in sales of our laser devices. In October 1998, we entered into an amendment of the license agreement, which provided us with an exclusive right under the Regents' patent to make, use, and sell the dynamic cooling technology in all fields of use. However, this amendment also imposed on us an obligation to negotiate in good faith and make commercially reasonable efforts to conclude sublicensing agreements with interested third parties, subject to certain stipulated minimum terms and conditions. If we fail to negotiate in good faith or do not enter into sublicenses with interested third parties within the required time periods, the Regents may then grant license rights to such third parties directly, provided that Candela will receive 50% of all revenues received under such licenses.

                            CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The amendment, however, also provides that we may request an extension of time to consummate sublicenses and that the Regents shall not unreasonably deny such an extension. To date, Candela has corresponded with seven prospective sublicensees of the DCD technology who were identified by the Regents as potentially interested in obtaining a sublicense for that technology. Of these seven entities, two expressed an interest in pursuing sublicensing discussions. Candela provided term sheets for a sublicense to each of them. One of these entities, Laser Aesthetics, Inc., and its parent corporation, New Star Lasers, Inc., responded by commencing litigation seeking, among other things, to invalidate the Regents' patent under which the DCD was developed. The other entity has not responded to the term sheet. Candela has sent additional correspondence to the other entities who were identified by the Regents reminding them that Candela remains willing to open negotiations with them for the sublicensing of DCD technology, but has not received any further response. We have requested that, in light of our efforts to negotiate sublicenses with entities brought to our attention by the Regents, the Regents agree to extend the time periods set forth by the license amendment. The Regents have denied that request. The amended license agreement further requires that we remit royalties to the Regents at a rate of six percent based on net sales of "Patent Products." By letter dated September 17, 1999, the Regents notified us that we were purportedly in default under the license agreement, as amended. The notice of default states that it is based on our alleged failure to make royalty payments deemed by the Regents to be due; our alleged failure to engage in good faith negotiations with third parties expressing an interest in sublicensing the DCD technology; and our alleged failure to provide a draft license agreement to those third parties expressing an interest in sublicensing the DCD technology. The Regents' default notice gave us sixty days to cure the alleged default on the payment of royalties and until October 9, 1999 to satisfy our sublicensing obligations. We responded in writing to the Regents' notice of default, informing the Regents that we are in full compliance with the terms of the license, as amended. In addition, we noted that we had requested an extension of the time to negotiate sublicenses and that the Regents had unreasonably withheld the extension. On September 28, 1999, we filed a Demand for Arbitration with the American Arbitration Association in which we sought, among other things, a declaration that we are not in default of any of our obligations and that the period in which we may exclusively attempt to consummate sublicenses be extended for at least six months from the date of the final award in the arbitration. On October 27, 1999, the Regents issued another notice by which it purported to terminate our right to sublicense the DCD technology. This notice is also the subject of the AAA arbitration. On November 9, 1999, the arbitrator issued an interim order of protection prohibiting the Regents from issuing a notice of termination or licensing the DCD technology to any third party until ten days after the award of judgment in the arbitration. The arbitration hearing is currently scheduled for late January 2000. We believe that an adverse outcome of the arbitration with the Regents could have a material adverse effect on our operations and financial condition, including losing our rights to the DCD technology and/or being required to pay substantially higher future and historical royalty payments to the Regents for the use of DCD technology. While no such sublicenses or further licenses have been granted by us or the Regents to date, principal competitors of ours, or new entrants into the medical laser industry, may successfully conclude licensing arrangements providing them with access to the dynamic cooling technology. Also on October 27, 1999, the Regents sent us another notice of default arising out of its claim that we have refused to indemnify the Regents in connection with the New Star litigation. The notice gives us sixty days to cure the alleged default. We intend to contest this notice of default. Should we not cure the alleged default or not be successful in challenging the alleged default, there could be a material adverse effect on our operations and financial condition, including losing our rights to the DCD technology.

BECAUSE WE DERIVE APPROXIMATELY HALF OF OUR REVENUE FROM INTERNATIONAL SALES, INCLUDING APPROXIMATELY ONE-THIRD OF OUR REVENUE FROM JAPAN AND THE ASIA-PACIFIC MARKETPLACE IN THE FISCAL YEAR ENDED JULY 3, 1999 AND THE QUARTER ENDED OCTOBER 2, 1999, WE ARE SUSCEPTIBLE TO CURRENCY FLUCTUATIONS, NEGATIVE ECONOMIC CHANGES TAKING PLACE IN JAPAN AND THE ASIA-PACIFIC MARKETPLACE, AND OTHER RISKS ASSOCIATED WITH CONDUCTING BUSINESS OVERSEAS.

                            CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We sell a significant portion of our products and services outside the U.S. and Canada. International sales, consisting of sales from our subsidiaries in Germany, Spain, and Japan, and sales shipped directly to international locations from the U.S., accounted for 52% and 53% of our revenue for fiscal years 1999 and 1998, respectively, and accounted for 49% for the quarter ended October 2, 1999. We expect that international sales will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales. In particular, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation. For example, in our fiscal year ended June 27, 1998, we experienced an 8% decline in product sales to Japanese customers as a result of the erosion of the Japanese Yen compared to the U.S. dollar during this period. Other risks associated with international sales which we have faced in the past include:

     -    longer payment cycles common in foreign markets;

     - failure to obtain or significant delays in obtaining necessary import or foreign regulatory approvals for our products;

     -    difficulties in staffing and managing our foreign operations.

THE FAILURE TO OBTAIN ALEXANDRITE RODS FOR THE GENTLELASE-REGISTERED TRADEMARK- AND ALEXLAZR-TM-FROM OUR SOLE SUPPLIER WOULD IMPAIR OUR ABILITY TO MANUFACTURE AND SELL GENTLELASE-REGISTERED TRADEMARK-, WHICH ACCOUNTED FOR MORE THAN HALF OF OUR REVENUE IN THE FISCAL YEAR ENDED JULY 3, 1999 AND IN THE QUARTER ENDED OCTOBER 2, 1999.

We use Alexandrite rods to manufacture the GentleLASE-Registered Trademark-and the ALEXlazr-TM-, which account for a significant portion of our total revenues. We depend exclusively on Litton Airtron Synoptics to supply these rods, for which no alternative supplier meeting our quality standards exists. We cannot be certain that Litton will be able to meet our future requirements at current prices or at all. To date, we have been able to obtain adequate supplies of Alexandrite rods in a timely manner, but any extended interruption in our supplies could hurt our results.

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

Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. Particularly, for example, we are awaiting Ministry of Health approval in Japan for the sale of ScleroPLUS-TM-. We cannot be certain that we will be able to obtain (or continue to obtain) any such government approvals or successfully comply with any such foreign regulations in a timely and cost-effective manner, if at all, and our failure to do so could adversely affect our ability to sell our products.

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

Although patent and intellectual property disputes in the laser industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could hurt our gross margins. In addition, we cannot be sure that the necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from manufacturing and selling some of our products, which could hurt our business, results of operations, and financial condition. On the other hand, we may have to start costly and time consuming litigation in order to enforce our patents, to protect trade secrets, and know-how owned by us or to determine the enforceability, scope, and validity of the proprietary rights of others. We have received correspondence on behalf of Palomar Medical Technologies informing us that Palomar is the exclusive licensee to certain Unites States patents and offering to grant us a nonexclusive license to such patents. We have determined that two of the patents are unrelated to our products. We continue to study the other two patents to determine whether they have any application to our products, and if so, the value of non-exclusive rights to such patents. In addition, we are exploring various licensing arrangements with Palomar.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 2, 1999 the Company held foreign currency forward contracts with notional value totaling approximately $3,221,000 compared to forward contracts with a value of $1,369,000 held at September 26, 1998. The present contracts have maturity dates prior to January 24, 2000. The carrying and net fair value of these contracts at October 2, 1999, was $0 and ($264,000), respectively, compared to $0 and ($32,000) respectively, at September 26, 1998.

                               CANDELA CORPORATION

                            PART II OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

On March 5, 1999, New Star Lasers, Inc. and its subsidiary Laser Aesthetics, Inc. filed a complaint in the U.S. District Court for the Eastern District of California against The Regents of the University of California (the "Regents"), the Beckman Laser Institute and Medical Clinic ("Beckman") and Candela. In the complaint, New Star Lasers sought a declaration that its technology does not infringe the Regents' patent pertaining to dynamic cooling technology to which we are a licensee, or in the alternative that the patent is invalid and not infringed by the plaintiff's technology. The complaint also included various tort claims against us and contract-related claims against the Regents and Beckman. The complaint asserted that we interfered with the licensing of the dynamic cooling technology to the plaintiffs. The complaint sought unspecified general, special, punitive and exemplary damages plus costs and attorneys' fees against Candela as well as the "disgorgement" of any benefit received by Candela as a result of the alleged receipt of any of New Star Lasers' trade secrets from Beckman and the Regents. We intend to defend this matter vigorously. Both Candela and the Regents moved to dismiss the complaint. On August 27, 1999, the court granted in part both Candela's and the Regents' motion, but gave New Star Lasers permission to file an amended complaint. On October 25, 1999, New Star Lasers filed a second amended complaint, to which we filed an answer denying New Star's material allegations and raising several affirmative defenses. We believe that an adverse outcome of New Star Lasers' tort claims against Candela will not have a material adverse effect on our operations and financial condition. However, if New Star Lasers were to obtain a declaration that the Regents' patent under which the DCD was developed is invalid or unenforceable, Candela's rights to the DCD technology pursuant to the license agreement could no longer be exclusive, which could aversely impact our operations and financial condition. The Regents have requested that we indemnify them in connection with this litigation pursuant to the license agreement between the Regents and Candela. We have rejected this request.

By letter dated September 17, 1999, The Regents purported to give Candela notice of alleged default under the parties' exclusive license agreement, as amended ("the Agreement") on the grounds (1) that Candela has failed to make necessary royalty payments to The Regents pursuant to the Agreement; and (2) that Candela has not complied with its sublicensing obligations under the Agreement. The Regents informed Candela that it has sixty days in which to cure the alleged defaults. Candela maintains and has informed The Regents that it is in full compliance with each of the terms of the Agreement, including with respect to its royalty payments to The Regents and its sublicensing efforts. On September 28, 1999, we commenced an arbitration before the American Arbitration Association ("AAA") against the Regents in which we seek a declaration that we are not in default of any of our obligations under the Agreement. On October 27, 1999, the Regents issued another notice by which it purported to terminate our right to sublicense the DCD technology. This notice is also the subject of the AAA arbitration. On November 9, 1999, the arbitrator issued an interim order of protection prohibiting the Regents from issuing a notice of termination or licensing the DCD technology to any third party until ten days after the award of judgment in the arbitration. The arbitration hearing is currently scheduled for late January or early February 2000. We believe that an adverse outcome of the arbitration with The Regents could have a material adverse effect on our operations and financial condition, including losing our rights to the DCD technology and/or being required to pay substantially higher future and historical royalty payments to the Regents for the use of DCD technology. Also on October 27, 1999, The Regents sent us another notice of default arising out of its claim that we have refused to indemnify The Regents in connection with the New Star litigation. The notice gives us sixty days to cure the alleged default. We intend to contest this notice of default. Should we not cure the alleged default or not be successful in challenging the alleged default, there could be a material adverse effect on our operations and financial condition, including losing our rights to the DCD technology.

                               CANDELA CORPORATION

From time to time, the Company is a party to various legal proceedings incidental to its business. The Company believes that none of such other presently pending legal proceedings will have a material adverse effect upon its financial position, results of operation, or liquidity.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27.1,  Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended October 2, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CANDELA CORPORATION
                                          Registrant



Date: November 15, 1999                  /s/ Gerard E. Puorro
      -----------------                  ---------------------------------------
                                         Gerard E. Puorro
                                         (President and Chief Executive Officer)



Date: November 15, 1999                  /s/ F. Paul Broyer
      -----------------                  ---------------------------------------
                                         F. Paul Broyer
                                         (Senior Vice President  of Finance and
                                          Administration,
                                         Chief Financial Officer and Treasurer)