Form 10-Q
period 2000-01-01
CANDELA CORP /DE/
filed 2000-02-11
CIK 793279

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended January 1, 2000

                         Commission file number 0-14742

                            ------------------------

                              CANDELA CORPORATION

             (Exact name of registrant as specified in its charter)

        DELAWARE                               04-2477008
    (State or other                         (I.R.S. Employer
      jurisdiction                        Identification No.)
  of incorporation or
     organization)

 530 BOSTON POST ROAD,
 WAYLAND, MASSACHUSETTS
                                                 01778
 (Address of principal                         (Zip code)
   executive offices)

              Registrant's telephone number, including area code:
                                 (508) 358-7400

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    CLASS                             OUTSTANDING AT FEBRUARY 9, 2000
                    -----                             -------------------------------
        Common Stock, $.01 par value                             7,382,637

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CANDELA CORPORATION
                                     INDEX

                                                                                  PAGE(S)
                                                                                  --------
Part I.   Financial Information:

          Item 1.   Unaudited Condensed Consolidated Balance Sheets as of
                    January 1, 2000 and July 3, 1999............................       3

                    Unaudited Condensed Consolidated Statements of Operations
                    and Comprehensive Income for the three month and six month periods
                    ended January 1, 2000 and December 26, 1998.................       4

                    Unaudited Condensed Consolidated Statements of Cash Flows
                    for the six month period ended January 1, 2000 and
                    December 26, 1998...........................................       5

                    Notes to Unaudited Condensed Consolidated Financial
                    Statements..................................................    6-10

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................   11-15

                    Cautionary Statements.......................................   15-16

          Item 3.   Quantitative and Qualitative Disclosure about Market Risk...      16

Part II.  Other Information:

          Item 1.   Legal proceedings...........................................   17-18

          Item 4    Submission of Matters to a Vote of Security Holders.........      18

          Item 6.   Exhibits and Reports on Form 8-K............................      18

                    Exhibit 27.1 Financial Data Schedule........................      18

                         PART I. FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                              CANDELA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              JANUARY 1,    JULY 3,
                                                                 2000         1999
                                                              -----------   --------
                                       ASSETS

Current assets:
  Cash and cash equivalents.................................    $31,294     $10,055
  Accounts receivable, net..................................     12,855      12,337
  Notes receivable..........................................      2,442       2,186
  Inventories...............................................      6,732       6,927
  Other current assets......................................      1,240         928
                                                                -------     -------
    Total current assets....................................     54,563      32,433
Property and equipment, net.................................      2,648       2,626
Deferred tax assets.........................................      2,695       1,100
Other assets................................................        312         292
                                                                -------     -------
    Total Assets............................................    $60,218     $36,451
                                                                =======     =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $ 3,914     $ 4,846
  Accrued payroll and related expenses......................      1,849       3,735
  Accrued warranty costs....................................      2,619       2,502
  Income taxes payable......................................      2,407       3,185
  Restructuring reserve.....................................      1,283       1,519
  Other accrued liabilities.................................      2,051       1,132
  Current portion of long-term debt.........................         24         415
  Deferred income...........................................      2,655       1,913
                                                                -------     -------
    Total current liabilities...............................     16,802      19,247
                                                                -------     -------
Long-term debt..............................................      2,994       3,181
                                                                -------     -------
Commitments and contingencies...............................         --          --
                                                                -------     -------
Stockholders' equity:
  Common stock..............................................         73          56
  Additional paid-in capital................................     38,838      18,562
  Retained earnings (accumulated deficit)...................      2,112      (3,846)
  Accumulated other comprehensive income....................       (601)       (749)
                                                                -------     -------
    Total stockholders' equity..............................     40,422      14,023
                                                                -------     -------
    Total Liabilities and Stockholders' Equity..............    $60,218     $36,451
                                                                =======     =======

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                              CANDELA CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           FOR THE THREE MONTHS
                                                                  ENDED:               FOR THE SIX MONTHS ENDED:
                                                        ---------------------------   ---------------------------
                                                        JANUARY 1,    DECEMBER 26,    JANUARY 1,    DECEMBER 26,
                                                           2000           1999           2000           1998
                                                        -----------   -------------   -----------   -------------
Revenues:
  Lasers and other products...........................    $14,116        $10,385        $27,208        $18,407
  Product related service.............................      2,730          2,098          4,813          4,098
  Skin care center....................................        933            816          1,798          1,532
                                                          -------        -------        -------        -------
    Total revenues....................................     17,779         13,299         33,819         24,037

Cost of sales:
  Lasers and other products...........................      5,463          4,505         10,513          8,306
  Product related service.............................      1,583          1,473          2,863          2,816
  Skin care center....................................        626            521          1,195          1,050
                                                          -------        -------        -------        -------
    Total cost of sales...............................      7,672          6,499         14,571         12,172
                                                          -------        -------        -------        -------
Gross profit..........................................     10,107          6,800         19,248         11,865

Operating expenses:
  Selling, general, and administrative................      5,128          4,213         10,129          7,546
  Research and development............................      1,202            760          2,183          1,448
                                                          -------        -------        -------        -------
    Total operating expenses..........................      6,330          4,973         12,312          8,994
                                                          -------        -------        -------        -------
Income from operations................................      3,777          1,827          6,936          2,871

Other income (expense):
  Interest income.....................................        417             20            635             31
  Interest expense....................................       (117)          (163)          (244)          (241)
  Other...............................................        (20)            79            121            112
                                                          -------        -------        -------        -------
    Total other income (expense)......................        280            (64)           512            (98)
                                                          -------        -------        -------        -------
Income before income taxes............................      4,057          1,763          7,448          2,773
Provision for income taxes............................        811            370          1,489            470
                                                          -------        -------        -------        -------
Net income............................................    $ 3,246        $ 1,393        $ 5,959        $ 2,303
                                                          =======        =======        =======        =======
Basic earnings per share(1)...........................    $  0.45        $  0.25        $  0.84        $  0.42
Diluted earnings per share(1).........................    $  0.40        $  0.24        $  0.75        $  0.41
                                                          =======        =======        =======        =======
Weighted average shares outstanding(1)................      7,290          5,482          7,073          5,480
Adjusted weighted average shares outstanding(1).......      8,151          5,739          7,930          5,650
                                                          =======        =======        =======        =======
Net Income............................................    $ 3,246        $ 1,393        $ 5,959        $ 2,303

Other comprehensive income net of tax:
  Foreign currency translation adjustment.............        336            (18)           791            308
                                                          -------        -------        -------        -------
Comprehensive Income..................................    $ 3,582        $ 1,375        $ 6,750        $ 2,611
                                                          =======        =======        =======        =======

--------------------------

(1) See footnote 5 for information on subsequent stock split.

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                              CANDELA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               FOR THE SIX MONTHS ENDED:
                                                              ---------------------------
                                                              JANUARY 1,    DECEMBER 26,
                                                                 2000           1998
                                                              -----------   -------------
Cash flows from operating activities:
  Net income................................................    $ 5,959        $ 2,303
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................        333            455
    Provision for bad debts.................................        215             63
    Accretion of debt discount..............................         48             24

    Increase (decrease) in cash from working capital:
      Accounts receivable...................................       (404)        (1,532)
      Notes receivable......................................         71            574
      Inventories...........................................        272            769
      Other current assets..................................       (225)          (572)
      Other assets..........................................     (1,661)           (52)
      Accounts payable......................................     (1,083)          (736)
      Accrued payroll and related expenses..................     (1,896)            13
      Deferred income.......................................        738            226
      Accrued warranty costs................................        117            305
      Income taxes payable..................................       (886)           434
      Accrued restructuring charges.........................       (236)          (225)
      Other accrued liabilities.............................      1,124            801
                                                                -------        -------
Net cash provided by operating activities...................      2,486          2,850
                                                                -------        -------
Cash flows from investing activities:
  Purchases of property and equipment.......................       (356)          (121)
                                                                -------        -------
Net cash used for investing activities......................       (356)          (121)
                                                                -------        -------
Cash flows from financing activities:
  Principal payments of long-term debt......................        (78)          (519)
  Repayments of line of credit..............................         --         (2,700)
  Principal payments of capital lease obligations...........       (556)          (220)
  Proceeds from the issuance of debt and stock warrants.....         --          3,700
  Proceeds from the issuance of common stock................     20,292             38
                                                                -------        -------
Net cash provided by financing activities...................     19,658            299
                                                                -------        -------
Effect of exchange rates on cash and cash equivalents.......       (549)           206
                                                                -------        -------
Net increase in cash and cash equivalents...................     21,239          3,234
                                                                -------        -------
Cash and cash equivalents at beginning of period............     10,055          1,615
                                                                -------        -------
Cash and cash equivalents at end of period..................    $31,294        $ 4,849
                                                                =======        =======

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                              CANDELA CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the "Company") for fiscal 1999, which should be read in conjunction with these financial statements. The financial information included herein is unaudited; however, the condensed consolidated balance sheet as of July 3, 1999 was derived from the audited consolidated balance sheet dated July 3, 1999. However, in the opinion of management, the statements include all necessary adjustments for a fair presentation of the interim results and are prepared and presented in a manner consistent with the Company's Annual Report on Form 10-K. The results for the three and six month periods ended January 1, 2000 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

    Inventories consist of the following (in thousands):

                                                  JANUARY 1, 2000    JULY 3, 1999
                                                  ----------------   -------------
Raw materials...................................       $1,853            $1,643
Work in process.................................        1,155             1,395
Finished goods..................................        3,724             3,889
                                                       ------            ------
                                                       $6,732            $6,927
                                                       ======            ======

3. DEBT

   On December 1, 1999, the Company's revolving bank line of credit expired. No borrowings were outstanding at the time of expiration.

4. STOCK OFFERING

    In July, 1999, the Company completed a public offering of 2,430,000 shares of common stock, of which 1,499,854 shares were sold by the Company and 930,146 shares were sold by certain selling shareholders. $19,805,573 was received in cash after underwriting discounts upon completion of the offering. Issuance costs of approximately $585,000 were incurred in conjunction with the offering, of which $411,796 were paid in the current fiscal year, the balance was previously reflected as a prepaid balance in the financial statements for the year ended July 3, 1999.

5. EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities in a period of net income, diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of stock

                              CANDELA CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

5. EARNINGS PER SHARE (CONTINUED)

options or warrants, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

                                                     FOR THE THREE MONTHS
                                                             ENDED               FOR THE SIX MONTHS ENDED
                                                  ---------------------------   ---------------------------
                                                  JANUARY 1,    DECEMBER 26,    JANUARY 1,    DECEMBER 26,
                                                     2000           1998           2000           1998
                                                  -----------   -------------   -----------   -------------
NUMERATOR
Net income......................................    $3,246         $1,393         $5,959         $2,303
                                                    ======         ======         ======         ======
DENOMINATOR
BASIC EARNINGS PER SHARE
Weighted average shares outstanding.............     7,290          5,482          7,073          5,480
                                                    ------         ------         ------         ------
Earnings per share..............................    $ 0.45         $ 0.25         $ 0.84         $ 0.42
                                                    ======         ======         ======         ======
DILUTED EARNINGS PER SHARE
Weighted average shares outstanding.............     7,290          5,482          7,073          5,480
Effect of dilutive securities:
  Stock options.................................       512            196            510            147
  Stock warrants................................       349             61            348             23
                                                    ------         ------         ------         ------
Adjusted weighted average shares outstanding....     8,151          5,739          7,931          5,650
                                                    ------         ------         ------         ------
Earnings(loss) per share........................    $ 0.40         $ 0.24         $ 0.75         $ 0.41
                                                    ======         ======         ======         ======

    During the three and six month periods ended January 1, 2000, there were 1,500 options with an expiration date of March 29, 2000 to purchase shares of common stock that were excluded from the calculation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock. All warrants to purchase shares of common stock were included in the computation of diluted EPS. During the three month period ended December 26, 1998, there were 133,000 options to purchase shares of common stock, and warrants to purchase 281,983 shares of common stock that were not included in the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common stock. During the six month period ended December 26, 1998, there were 258,173 options to purchase shares of common stock, and warrants to purchase 281,983 shares of common stock that were not included in the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common stock.

    On January 12, 2000, the Company's Board of Directors approved a 3-for-2 stock split, payable in the form of a 50% stock dividend. All shareholders of record at the close of business on January 28, 2000 will receive one additional share for every two shares of common stock owned. The additional shares will be distributed to shareholders on or about February 28, 2000. In accordance with generally accepted accounting principles a stock split is not reflected until the ex-dividend date. The ex-dividend date for the Company is February 29, 2000, therefore, these financial statements do not reflect the stock split. Upon completion of this stock dividend, Candela will have approximately 11 million shares of common stock outstanding.

                              CANDELA CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

5. EARNINGS PER SHARE (CONTINUED)

    The following pro-forma earnings per share numbers are presented as if the stock dividend was issued during the quarter ended January 1, 2000.

                                                     FOR THE THREE MONTHS
                                                             ENDED               FOR THE SIX MONTHS ENDED
                                                  ---------------------------   ---------------------------
                                                  JANUARY 1,    DECEMBER 26,    JANUARY 1,    DECEMBER 26,
                                                     2000           1998           2000           1998
                                                  -----------   -------------   -----------   -------------
Net income......................................    $ 3,246        $1,393          $ 5,959       $2,303
PRO-FORMA BASIC EARNINGS PER SHARE
Pro-forma weighted average shares outstanding...     10,935         8,223           10,610        8,220
                                                    -------        ------          -------       ------
Pro-Forma earnings per share....................    $  0.30        $ 0.17          $  0.56       $ 0.28
                                                    =======        ======          =======       ======
PRO-FORMA DILUTED EARNINGS PER SHARE
Pro-forma adjusted weighted average shares
 outstanding....................................     12,227         8,609           11,895        8,475
                                                    -------        ------          -------       ------
Pro-forma earnings per share....................    $  0.27        $ 0.16          $  0.50       $ 0.27
                                                    =======        ======          =======       ======

6. RESTRUCTURING CHARGES

   During the quarter ended December 27, 1997, the Company recorded restructuring charges of $2,609,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. The following table reflects the restructuring charges incurred during the six month period ended January 1, 2000:

                                                                       LEASEHOLD
                                                                      IMPROVEMENTS
                                                        PAYROLL AND    AND FIXED     FACILITY
                                                         SEVERANCE       ASSETS       COSTS      TOTAL
                                                        -----------   ------------   --------   --------
Balance at July 3, 1999...............................      $210          $ 797        $512      $1,519
Cash Charges..........................................       (39)            --         (95)       (134)
Non-Cash Charges......................................        --           (102)         --        (102)
                                                            ----          -----        ----      ------
Balance at January 1, 2000............................      $171          $ 695        $417      $1,283
                                                            ====          =====        ====      ======

7. INCOME TAXES

   The provision for income taxes results from a combination of activities including both the domestic and foreign subsidiaries of the Company. The provision for income taxes for the six months ended January 1, 2000, reflects a reduction of the valuation allowance against the deferred tax asset in the amount of $1,595,000, of which $797,000 was recognized in the current quarter. The total provision for income taxes includes tax provisions calculated in Japan and Spain at a rate in excess of the U.S. statutory tax rate. The Company had deferred tax assets of $4,214,000 at the beginning of the current fiscal year. A valuation allowance had then been provided against the deferred tax asset in the amount of $3,114,000 leaving a net deferred tax asset of $1,100,000. The valuation allowance has been reduced by $1,595,000 in the current year effectively increasing the net deferred tax asset to $2,695,000. The effective tax rate for the year is

                              CANDELA CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

7. INCOME TAXES (CONTINUED)

expected to be approximately 20% due to anticipated reductions in the valuation allowance. It is expected that the valuation allowance will be fully utilized during the current fiscal year.

8. SEGMENT INFORMATION

    The Company operates principally in two industry segments; the design, manufacture, sale, and service of medical devices and related equipment; and the performance of services in the skin care/health spa industry.

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  ---------------------------   ---------------------------
                                                  JANUARY 1,    DECEMBER 26,    JANUARY 1,    DECEMBER 26,
LINE OF BUSINESS DATA:                               2000           1998           2000           1998
----------------------                            -----------   -------------   -----------   -------------
REVENUE:
  Product Sales and Service.....................    $16,846        $12,483        $32,021        $22,505
  Skin Care/Health Spa Services.................        933            816          1,798          1,532
                                                    -------        -------        -------        -------
Total Revenue...................................    $17,779        $13,299        $33,819        $24,037
                                                    =======        =======        =======        =======
OPERATING INCOME (LOSS):
  Product Sales and Service.....................    $ 3,976        $ 2,036        $ 7,311        $ 3,365
  Skin Care/Health Spa Services.................       (199)          (209)          (375)          (494)
                                                    -------        -------        -------        -------
Total Operating Income..........................    $ 3,777        $ 1,827        $ 6,936        $ 2,871
                                                    =======        =======        =======        =======

                                                     AS OF          AS OF
                                                  JANUARY 1,       JULY 3,
                                                     2000           1999
                                                  -----------   -------------
TOTAL ASSETS: (NET INTERCOMPANY ACCOUNTS)
  Product Sales and Service.....................    $57,800        $34,250
  Skin Care/Health Spa Services.................      2,418          2,201
                                                    -------        -------
Total Assets....................................    $60,218        $36,451
                                                    =======        =======

    Product Sales and Service assets increased primarily due to the proceeds received from the Company's public offering completed in July, 1999.

9. STOCK REPURCHASE PROGRAM

    On November 23, 1999, the Company's Board of Directors approved an open market stock repurchase program that enables the Company to purchase up to 500,000 shares of its common stock. The program is in effect for two years, from December 13, 1999 to December 12, 2001, and may be suspended or discontinued by the Board at any time. All such purchases will be transacted on the Nasdaq Stock Market at prevailing open market prices and will be paid for with general corporate funds. Any such purchases will be accounted for at cost and held as treasury stock. The Board has delegated to the discretion of Candela's Chief Executive Officer and Chief Financial Officer the authority to determine the timing of the repurchase program's commencement and the timing of any subsequent purchases. To date, no stock repurchases of the Company's stock have occurred.

                              CANDELA CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

10. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. Originally, the statement had been effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities", which postponed the adoption of SFAS 133 until fiscal years beginning after June 15, 2000. Accordingly, the Company plans to implement SFAS 133 for its fiscal year 2001.

    The derivative instruments and hedging activities entered into by Candela include foreign currency forward contracts to protect against currency fluctuation for amounts due between itself and its foreign subsidiaries. At January 1, 2000, the Company held foreign currency forward contracts with notional value totaling approximately $4,442,000 compared to forward contracts with a value of $1,463,000 held at December 26, 1998. The present contracts have maturity dates prior to April 28, 2000. The carrying and net fair value of these contracts at January 1, 2000, was $0 and $3,551, respectively, compared to $0 and ($70,000) respectively, at December 26, 1998.

                              CANDELA CORPORATION

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

        RESULTS OF OPERATIONS

OVERVIEW

    We research, develop, manufacture, market and service lasers used to perform aesthetic and cosmetic procedures. We sell our lasers principally to medical practitioners. We market our products directly and through a network of distributors to end users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists and general and vascular surgeons. We have also begun to target electrologists in the hair-removal market. We derive our revenue from: the sales of lasers and other products; the provision of product-related services; and the operations of our remaining skin care center. Greater than 50% of our revenue in recent periods has come from international sales.

RESULTS OF OPERATIONS

    REVENUE.  Revenue source by geography is reflected in the following table:

                                                                  THREE MONTHS ENDED
                                           -----------------------------------------------------------------
                                             JANUARY 1, 2000       DECEMBER 26, 1998           CHANGE
                                           -------------------   ---------------------   -------------------
                                              $          %           $           %          $          %
                                           --------   --------   ----------   --------   --------   --------
                                                                    (IN THOUSANDS)
US Revenue...............................  $ 8,105       46%      $ 6,967        52%      $1,138      16%
Foreign Revenue..........................    9,674       54%        6,332        48%       3,342      53%
                                           -------                -------                 ------
Total Revenue............................  $17,779      100%      $13,299       100%      $4,480      34%
                                           =======                =======                 ======

                                                                   SIX MONTHS ENDED
                                           -----------------------------------------------------------------
                                             JANUARY 1, 2000       DECEMBER 26, 1998           CHANGE
                                           -------------------   ---------------------   -------------------
                                              $          %           $           %          $          %
                                           --------   --------   ----------   --------   --------   --------
US Revenue...............................  $16,287       48%      $12,228        51%      $4,059      33%
Foreign Revenue..........................   17,532       52%       11,809        49%       5,723      48%
                                           -------                -------                 ------
Total Revenue............................  $33,819      100%      $24,037       100%      $9,782      41%
                                           =======                =======                 ======

    The increase in foreign revenue for the three and six month periods is attributable to increased sales by our Japanese subsidiary, including sales by our Osaka, Japan sales office, which was not operational in our second quarter of fiscal 1999. US sales were impacted by increased sales to our US distributors supporting the obstetrician, gynecologist and general and vascular surgeon market.

                              CANDELA CORPORATION

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

        RESULTS OF OPERATIONS (CONTINUED)

    Revenue source by type is reflected in the following table:

                                                                  THREE MONTHS ENDED
                                           -----------------------------------------------------------------
                                             JANUARY 1, 2000       DECEMBER 26, 1998           CHANGE
                                           -------------------   ---------------------   -------------------
                                              $          %           $           %          $          %
                                           --------   --------   ----------   --------   --------   --------
Lasers and other products................  $14,116       80%      $10,385        78%      $3,731      36%
Product related service..................    2,730       15%        2,098        16%         632      30%
Skin care centers........................      933        5%          816         6%         117      14%
                                           -------                -------                 ------
Total Revenue............................  $17,779      100%      $13,299       100%      $4,480      34%
                                           =======                =======                 ======

                                                                   SIX MONTHS ENDED
                                           -----------------------------------------------------------------
                                             JANUARY 1, 2000       DECEMBER 26, 1998           CHANGE
                                           -------------------   ---------------------   -------------------
                                              $          %           $           %          $          %
                                           --------   --------   ----------   --------   --------   --------
                                                                    (IN THOUSANDS)
Lasers and other products................  $27,208       81%      $18,407        77%      $8,801      48%
Product related service..................    4,813       14%        4,098        17%         715      17%
Skin care centers........................    1,798        5%        1,532         6%         266      17%
                                           -------                -------                 ------
Total Revenue............................  $33,819      100%      $24,037       100%      $9,782      41%
                                           =======                =======                 ======

    The increase in laser product revenue for both the three and six month periods resulted from a substantial increase in sales of our GentleLASE-Registered Trademark- product line, as well as increased shipments of the ScleroPlus-TM- and AlexLAZR-TM- systems. The impact of increased shipments of the GentleLASE-Registered Trademark- in the 2(nd) quarter of the prior year is also reflected in the reduced change in the increase from the first to the second quarter of the current fiscal year from a 63% increase in the first quarter to a 36% increase in the second quarter. We also began shipping the GentlePEEL-TM- system, which was not available in the same periods a year earlier. Skin care center revenue increased as a result of increased marketing and promotion.

    GROSS PROFIT. Gross profit increased to $10,107,000, or 57% of revenues for the three month period ended January 1, 2000, compared to gross profit of $6,800,000, or 51% for the same period one year earlier. For the six month period ended January 1, 2000, gross profit increased to $19,248,000, or 57% of revenues, compared to $11,865,000 and 49% of revenues for the same period a year earlier. The increase in gross profit, over the same period a year earlier, is principally the result of increased sales of higher margin laser systems and higher absorption of fixed portions of manufacturing overhead due to our higher sales volume.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased from $4,213,000 in the three month period ended December 26, 1998, to $5,128,000 for the three month period ending
January 1, 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 29% of revenues in comparison to 31% of revenues in the year prior. Selling, general, and administrative costs were impacted by increased legal costs associated with litigation surrounding the Dynamic Cooling Device, as well as spending for larger sales and marketing staffs over the same period a year earlier. For the six month period ended January 1, 2000, selling, general and administrative expenses amounted to $10,129,000, an increase over expenses of $7,546,000 incurred a year earlier. This increase is primarily a result of the increased marketing and sales staff, including costs for our Osaka, Japan sales

                              CANDELA CORPORATION

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

        RESULTS OF OPERATIONS (CONTINUED)

office which was not operational in the same period a year earlier. Selling, general and administrative expenses were 30% and 31% of revenues for the six month periods ended January 1, 2000 and December 26, 1998, respectively.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development spending increased to $1,202,000 for the three months ended January 1, 2000, compared to $760,000 for the same period one year earlier. For the six month period ending January 1, 2000, research and development spending increased $735,000, to $2,183,000, from $1,448,000 in the same period a year earlier. Research and development spending increased due to the cost of developing our new pulsed dye laser system, the Vbeam-TM-, as well as an overall increase in our research and development staff.

    RESTRUCTURING CHARGE. During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2,609,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. For the six month period ended January 1, 2000, a total of $236,000 was charged against this reserve, representing costs associated with the Scottsdale facility. $111,000 of these costs were charged against the reserve in the current quarter. We continue to pursue a sublease of the Scottsdale facility, but if this effort is not successful, we could incur additional costs in excess of our existing reserve. Management believes that the current reserve will be adequate so that no additional material charges will need to be recognized for at least the next 18 months, unless we are unsuccessful in subleasing or terminating our Scottsdale lease.

    OPERATING INCOME. Operating income for the quarter ended January 1, 2000, increased 107% to $3,777,000, or 21% of revenues, compared to $1,827,000 and 14% of revenues for the same quarter one year earlier. For the six month period ended January 1, 2000, operating income increased 142% to $6,936,000, or 21% of revenue, compared to $2,871,0000 and 12% of revenues for the same period a year ago.

    OTHER INCOME/EXPENSE. Net other income and expense was $280,000 in income for the three months ended January 1, 2000, in comparison to expenses of $64,000 for the same period a year earlier. For the six month period ended January 1, 2000, net other income and expense amounted to $512,000 in income in comparison to $98,000 in expenses for the same period a year earlier. These increases in other income resulted primarily from increased interest income resulting from a higher level of invested cash during the period.

    INCOME TAXES. The provision for income taxes results from a combination of activities including both the domestic and foreign subsidiaries of the Company. The provision for income taxes for the six months ended January 1, 2000, reflects a reduction of the valuation allowance against the deferred tax asset in the amount of $1,595,000, of which $797,000 was recognized in the current quarter. The total provision for income taxes includes tax provisions calculated in Japan and Spain at a rate in excess of the U.S. statutory tax rate. We had deferred tax assets of $4,214,000 at the beginning of the current fiscal year. A valuation allowance had then been provided against the deferred tax asset in the amount of $3,114,000, leaving a net deferred tax asset of $1,100,000. The valuation allowance has been reduced by $1,595,000 in the current year effectively increasing the net deferred tax asset to $2,695,000. The effective tax rate for the year is expected to be approximately 20% due to anticipated reductions in the valuation allowance. It is expected that the valuation allowance will be fully utilized during the current fiscal year.

                              CANDELA CORPORATION

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

        RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities amounted to $2,486,000 for the six months ended January 1, 2000, in comparison to $2,850,000 for the same period a year earlier. The decrease reflects improved profitability in the period offset by a reduction in accounts payable as well as increased payments for income taxes and accrued payroll. Cash used for investing activities totaled $356,000 for the six months ended January 1, 2000, compared to $121,000 for the same period in the prior year. Cash provided by financing activities amounted to $19,658,000 in comparison to $299,000 for the same period a year earlier. This reflects the receipts of the proceeds from the issuance of common stock amounting to $20,292,000 primarily resulting from our July, 1999 stock offering.

    Cash and cash equivalents at January 1, 2000, increased by $21,239,000 to $31,294,000 from $10,055,000 at July 3, 1999, due principally to cash received in our stock offering completed in July, 1999.

    We completed a public offering in July, 1999 of 2,430,000 shares of common stock, of which 1,499,854 shares were sold by us and 930,146 shares were sold by certain selling shareholders. $19,805,573 of proceeds was received by the Company from the sale of its shares in cash after underwriting discounts upon completion of the offering. We incurred approximately $585,000 of issuance costs in conjunction with the offering, of which $411,796 were paid in the current fiscal year.

    In relation to our eight-year, 9.75% subordinated notes, a total of $113,000 has been accreted to the notes through January 1, 2000, resulting in a long term liability balance of $2,977,000 at quarter end. A total of $48,000 of interest expense has been recorded in the current fiscal year, of which $24,000 was recorded in the three month period ended January 1, 2000.

    On November 23, 1999, the Board of Directors approved an open market stock repurchase program that enables us to purchase up to 500,000 shares of its common stock. The program is in effect for two years, from December 13, 1999 to December 12, 2001, and may be suspended or discontinued by the Board at any time. All such purchases will be transacted on the Nasdaq Stock Market at prevailing open market prices and will be paid for with general corporate funds. Any such purchases will be accounted for at cost and held as treasury stock. The Board has delegated to the discretion of Candela's Chief Executive Officer and Chief Financial Officer the authority to determine the timing of the repurchase program's commencement and the timing of any subsequent purchases. To date, no stock repurchases of the Company's stock have occurred.

    On December 1, 1999, the Company's revolving bank line of credit expired. No borrowings were outstanding at the time of expiration.

    On January 12, 2000, the Company's Board of Directors approved a 3-for-2 stock split, payable in the form of a 50% stock dividend. All shareholders of record at the close of business on January 28, 2000 will receive one additional share for every two shares of common stock owned. The additional shares will be distributed to shareholders on or about February 28, 2000. Upon completion of this stock dividend, Candela will have approximately 11 million shares of common stock outstanding.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including

                              CANDELA CORPORATION

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

        RESULTS OF OPERATIONS (CONTINUED)

certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. Originally, the statement had been effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities", which postponed the adoption of SFAS 133 until fiscal years beginning after June 15, 2000. As such, the Company plans to implement SFAS 133 for our fiscal year 2001.

YEAR 2000 READINESS DISCLOSURE STATEMENT

    To date, the Company has not experienced any disruptions related to the Year 2000 issue, either in-house or with suppliers, distributors, or customers. In addition, we have questioned representatives of Litton Airtron Synoptics, our sole supplier for Alexandrite rods, and PSS, a major distributor, and have reviewed publicly available disclosures relating to PSS. Based on this review, we are not aware of any information to indicate that Litton or PSS have experienced or will experience any substantial Year 2000 problems. In addition, we have conducted an informal survey of our other suppliers, significant customers, and business partners. This survey indicates that many of our suppliers and customers are Year 2000 compliant, and we have not experienced any disruptions to date. We are not, however, in a position to verify the accuracy or completeness of the information we receive from third parties.

CAUTIONARY STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements concerning the future of the industry, product development, business strategy (including the possibility of future acquisitions), anticipated operational and capital expenditure levels, continued acceptance and growth of our products, and dependence on significant customers and suppliers. This Quarterly Report on Form 10-Q contains forward-looking statements that we have made based on our current expectations, estimates and projections about our industry, operations, and prospects, not historical facts. We have made these forward-looking statements pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "anticipate," "estimate," "intend", "continue" or other similar expressions. These statements discuss future expectations, and may contain projections of results of operations or of financial condition or state other forward-looking information. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Cautionary Statements" in our annual report filed on Form 10-K dated October 1, 1999, as well as other risks and uncertainties referenced in this Quarterly Report. These risks include, but are not limited to, the following:

    - Our dependence on GentleLASE increases our susceptibility to competitive changes in the marketplace.

    - Our exclusive rights to the DCD technology could become non-exclusive because our amended license agreement requires us to make commercially reasonable efforts to conclude the sublicense

                              CANDELA CORPORATION

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

        RESULTS OF OPERATIONS (CONTINUED)

     agreements with third parties, or we could lose rights to the DCD technology altogether if a court challenge to the underlying patent is successful.

    - Because we derive more than half of our revenue from international sales, we are susceptible to currency fluctuations, negative economic changes taking place in foreign marketplaces, and other risks associated with conducting business overseas.

    - The failure to obtain alexandrite rods for the GentleLASE and ALEXlazr from our sole supplier would impair our ability to manufacture and sell these laser systems, which accounted for more than half or our revenue in recent periods.

    - The cost of closing our skin care centers may be higher than management has estimated to date, and higher actual costs would negatively impact our operating results.

    - Claims by others that our products infringe their patents or other intellectual property rights could prevent us from manufacturing and selling some of our products or require us to incur substantial costs from litigation or development of non-infringing technology.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At January 1, 2000, the Company held foreign currency forward contracts with notional value totaling approximately $4,442,000 compared to forward contracts with a value of $1,463,000 held at December 26, 1998. The present contracts have maturity dates prior to April 28, 2000. The carrying and net fair value of these contracts at January 1, 2000, was $0 and $3,551, respectively, compared to $0 and ($70,000) respectively, at December 26, 1998.

                              CANDELA CORPORATION

                           PART II OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    On March 5, 1999, New Star Lasers, Inc. and its subsidiary Laser
Aesthetics, Inc. filed a complaint in the U.S. District Court for the Eastern District of California against The Regents of the University of California (the "Regents"), the Beckman Laser Institute and Medical Clinic ("Beckman") and Candela. In the complaint, New Star Lasers sought a declaration that its technology does not infringe the Regents' patent pertaining to dynamic cooling technology to which we are a licensee, or in the alternative that the patent is invalid and not infringed by the plaintiff's technology. The complaint also included various tort claims against us and contract-related claims against the Regents and Beckman. The complaint asserted that we interfered with the licensing of the dynamic cooling technology to the plaintiffs. The complaint sought unspecified general, special, punitive and exemplary damages plus costs and attorneys' fees against Candela as well as the "disgorgement" of any benefit received by Candela as a result of the alleged receipt of any of New Star Lasers' trade secrets from Beckman and the Regents. We intend to defend this matter vigorously. Both Candela and the Regents moved to dismiss the complaint. On August 27, 1999, the court granted in part both Candela's and the Regents' motion, but gave New Star Lasers permission to file an amended complaint. On October 25, 1999, New Star Lasers filed a second amended complaint, to which we filed an answer denying New Star's material allegations and raising several affirmative defenses. We believe that an adverse outcome of New Star Lasers' tort claims against Candela will not have a material adverse effect on our operations and financial condition. However, if New Star Lasers were to obtain a declaration that the Regents' patent under which the DCD was developed is invalid or unenforceable, Candela's rights to the DCD technology pursuant to the license agreement could no longer be exclusive, which could aversely impact our operations and financial condition. The Regents have requested that we indemnify them in connection with this litigation pursuant to the license agreement between the Regents and Candela. We have rejected this request. On or about February 2, 2000 the Company reached an agreement in principle conditionally to settle New Star's claims against the Company. In connection with this agreement, on February 2, 2000 Candela granted New Star a sublicense to the use of DCD technology for certain laser systems that New Star manufactures. Pursuant to the parties' settlement in principle, the terms of which are currently being finalized, New Star will dismiss the claims it has asserted against the Company. Both the sublicense and settlement of the litigation are contingent on a favorable outcome to Candela's arbitration against the Regents, which is described below.

    By letter dated September 17, 1999, The Regents purported to give Candela notice of alleged default under the parties' exclusive license agreement, as amended ("the Agreement") on the grounds (1) that Candela has failed to make necessary royalty payments to The Regents pursuant to the Agreement; and
(2) that Candela has not complied with its sublicensing obligations under the Agreement. The Regents informed Candela that it has sixty days in which to cure the alleged defaults. Candela maintains and has informed The Regents that it is in full compliance with each of the terms of the Agreement, including with respect to its royalty payments to The Regents and its sublicensing efforts. On September 28, 1999, we commenced an arbitration before the American Arbitration Association ("AAA") against the Regents in which we seek a declaration that we are not in default of any of our obligations under the Agreement. On
October 27, 1999, the Regents issued another notice by which it purported to terminate our right to sublicense the DCD technology. This notice is also the subject of the AAA arbitration. On November 9, 1999, the arbitrator issued an interim order of protection prohibiting the Regents from issuing a notice of termination or licensing the DCD technology to any third party until ten days after the award of judgment in the arbitration. The arbitration hearing is currently scheduled for May 1, 2000. We believe that an adverse outcome of the arbitration with The Regents could have a material adverse effect on our operations and financial condition, including losing our rights to the DCD technology and/or being required to pay substantially higher future and historical royalty payments to the Regents for the use of

                              CANDELA CORPORATION

DCD technology. Also on October 27, 1999, The Regents sent us another notice of default arising out of its claim that we have refused to indemnify The Regents in connection with the New Star litigation. The notice gives us sixty days to cure the alleged default. We intend to contest this notice of default. Should we not cure the alleged default or not be successful in challenging the alleged default, there could be a material adverse effect on our operations and financial condition, including losing our rights to the DCD technology. In response to the second October 27, 1999 notice of default, Candela commenced a declaratory judgment action against The Regents in a Massachusetts Superior Court. The Regents removed the case to the United States District Court for the District of Massachusetts. On or about December 23, 1999, the parties filed a stipulation and joint motion requesting that the action be stayed pending the arbitration and that The Regents be precluded form terminating the Agreement on account of any alleged failure to indemnify the Regents until conclusion of the arbitration. The Court granted the parties' motion on December 29, 1999. The parties have also agreed to attempt to mediate all of their outstanding disputes. A mediation is scheduled for February 18, 2000.

    From time to time, the Company is a party to various legal proceedings incidental to its business. The Company believes that none of such other presently pending legal proceedings will have a material adverse effect upon its financial position, results of operation, or liquidity.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On January 20, 2000, the Company held its Annual Shareholder meeting. At the meeting, the Shareholders acted upon the following proposals: (i) election of directors; and (ii) ratification of the firm of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending July 1, 2000.

    Votes "For" represent affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy.

    Voting results were as follows:

                                                                                                BROKER
MATTER                                               FOR      AGAINST    WITHHELD   ABSTAIN    NON-VOTES
------                                            ---------   --------   --------   --------   ---------
I.   ELECTION OF DIRECTORS:
     Gerard E. Puorro...........................  6,380,207     6,205      N/A          N/A       -0-
     Kenneth D. Roberts.........................  6,380,207     6,205      N/A          N/A       -0-
     Theodore G. Johnson........................  6,380,107     6,305      N/A          N/A       -0-
     Douglas W. Scott...........................  6,380,212     6,200      N/A          N/A       -0-
     Richard J. Cleveland, MD...................  6,380,212     6,200      N/A          N/A       -0-
     Nancy Nager................................  6,376,107    10,305      N/A          N/A       -0-
II.  RATIFICATION OF INDEPENDENT ACCOUNTANTS:
                                                  6,373,776     1,950      N/A       10,686       -0-

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       Exhibit 27.1, Financial Data Schedule

    (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended January 1, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CANDELA CORPORATION
                                               Registrant

Date: February 11, 2000                        /s/ GERARD E. PUORRO
                                               GERARD E. PUORRO
                                               (PRESIDENT AND CHIEF EXECUTIVE OFFICER)

Date: February 11, 2000                        /s/ F. PAUL BROYER
                                               F. PAUL BROYER
                                               (SENIOR VICE PRESIDENT OF FINANCE AND
                                               ADMINISTRATION, CHIEF FINANCIAL OFFICER AND
                                               TREASURER)