Form 10-Q
period 2000-04-01
CANDELA CORP /DE/
filed 2000-05-16
CIK 793279

  ----------------------------------------------------------------------------

  ----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             -----------------------
                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended April 1, 2000

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

       Registrant's telephone number, including area code: (508) 358-7400

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          CLASS                           OUTSTANDING AT MAY 15, 2000
   ----------------------------           ----------------------------
   Common Stock, $.01 par value               11,363,437

  ----------------------------------------------------------------------------

  ----------------------------------------------------------------------------

                               CANDELA CORPORATION

                                      INDEX

                                                                           Page(s)
                                                                           -------

 Part I.  Financial Information:

          Item 1.  Unaudited Condensed Consolidated Balance Sheets
                   as of April 1, 2000 and July 3, 1999                        3

                   Unaudited Condensed Consolidated
                   Statements of Operations and
                   Comprehensive Income for the three
                   month and nine month periods ended
                   April 1, 2000 and March 27, 1999                            4

                   Unaudited Condensed Consolidated
                   Statements of Cash Flows for the
                   nine month periods ended April 1,
                   2000 and

                   March 27, 1999                                              5

                   Notes to Unaudited Condensed Consolidated

                   Financial Statements                                     6-12

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     13-17

                   Cautionary Statements                                   17-18

          Item 3.  Quantitative and Qualitative Disclosure
                   about Market Risk                                          18

Part II.  Other Information:

                   Item 1.  Legal proceedings                              19-20

                   Item 6.  Exhibits and Reports on Form 8-K                  20

                   Exhibit 27.1  Financial Data Schedule                      22


                     PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               CANDELA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                APRIL 1,        JULY 3,
ASSETS                                                            2000            1999
---------------------------------------------------------------------------------------
CURRENT ASSETS:
         CASH AND CASH EQUIVALENTS                               $ 32,929      $ 10,055
         ACCOUNTS RECEIVABLE, NET                                  16,882        12,337
         NOTES RECEIVABLE                                           1,298         2,186
         INVENTORIES                                                8,071         6,927
         OTHER CURRENT ASSETS                                       1,582           928
---------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                             60,762        32,433
---------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                         2,573         2,626
DEFERRED TAX ASSETS                                                 3,493         1,100
OTHER ASSETS                                                          267           292
---------------------------------------------------------------------------------------
                  TOTAL ASSETS                                   $ 67,095      $ 36,451
=======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------
CURRENT LIABILITIES:

         ACCOUNTS PAYABLE                                        $  4,364      $  4,846
         ACCRUED PAYROLL AND RELATED EXPENSES                       2,382         3,735
         ACCRUED WARRANTY COSTS                                     2,822         2,502
         INCOME TAXES PAYABLE                                       3,453         3,185
         RESTRUCTURING RESERVE                                      1,157         1,519
         OTHER ACCRUED LIABILITIES                                  1,975         1,132
         CURRENT PORTION OF LONG-TERM DEBT                             13           415
         DEFERRED INCOME                                            3,655         1,913
---------------------------------------------------------------------------------------
                  TOTAL CURRENT LIABILITIES                        19,821        19,247
---------------------------------------------------------------------------------------
LONG-TERM DEBT                                                      3,018         3,181
---------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                          --            --
---------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
         COMMON STOCK                                                 114            56
         ADDITIONAL PAID-IN CAPITAL                                39,930        18,562
         RETAINED EARNINGS (ACCUMULATED LOSS)                       5,770        (3,846)
         ACCUMULATED OTHER COMPREHENSIVE INCOME                    (1,558)         (749)
---------------------------------------------------------------------------------------
                  TOTAL STOCKHOLDERS' EQUITY                       44,256        14,023
---------------------------------------------------------------------------------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 67,095      $ 36,451
=======================================================================================




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
           THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                       FOR THE THREE MONTHS ENDED:         FOR THE NINE MONTHS ENDED:
                                                        APRIL 1,         MARCH 27,         APRIL 1,         MARCH 27,
                                                         2000             1999              2000               1999
---------------------------------------------------------------------------------------------------------------------
REVENUES:
         LASERS AND OTHER PRODUCTS                     $ 14,771          $ 12,847          $ 41,979          $ 31,254
         PRODUCT-RELATED SERVICE                          3,502             2,275             8,315             6,373
         SKIN CARE CENTER                                   934               722             2,732             2,254
---------------------------------------------------------------------------------------------------------------------
                 TOTAL REVENUES                          19,207            15,844            53,026            39,881

COST OF SALES:
         LASERS AND OTHER PRODUCTS                        5,293             4,908            15,806            13,213
         PRODUCT-RELATED SERVICE                          1,904             1,394             4,767             4,213
         SKIN CARE CENTER                                   588               518             1,783             1,567
---------------------------------------------------------------------------------------------------------------------
                 TOTAL COST OF SALES                      7,785             6,820            22,356            18,993
---------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                             11,422             9,024            30,670            20,888

OPERATING EXPENSES:

         SELLING, GENERAL, AND ADMINISTRATIVE             5,681             4,586            15,809            12,131
         RESEARCH AND DEVELOPMENT                         1,432               933             3,616             2,381
---------------------------------------------------------------------------------------------------------------------
                 TOTAL OPERATING EXPENSES                 7,113             5,519            19,425            14,512
---------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                    4,309             3,505            11,245             6,376

OTHER INCOME (EXPENSE):
         INTEREST INCOME                                    398                29             1,034                60
         INTEREST EXPENSE                                  (120)             (136)             (364)             (377)
         OTHER                                               42               (21)              163                91
---------------------------------------------------------------------------------------------------------------------
                 TOTAL OTHER INCOME (EXPENSE)               320              (128)              833              (226)
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                4,629             3,377            12,078             6,150
PROVISION FOR INCOME TAXES                                  972             1,470             2,462             1,940
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                             $  3,657          $  1,907          $  9,616          $  4,210
=====================================================================================================================
BASIC EARNINGS PER SHARE                               $   0.33          $   0.23          $   0.90          $   0.51
DILUTED EARNINGS PER SHARE                             $   0.30          $   0.21          $   0.82          $   0.48
=====================================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                      11,179             8,248            10,648             8,230
EQUIVALENT WEIGHTED AVERAGE SHARES OUTSTANDING           12,280             9,252            11,738             8,762
=====================================================================================================================

NET INCOME                                             $  3,657          $  1,907          $  9,616          $  4,210
OTHER COMPREHENSIVE INCOME NET OF TAX:
    FOREIGN CURRENCY TRANSLATION ADJUSTMENT                (756)             (199)               35               110
---------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                   $  2,901          $  1,708          $  9,651          $  4,100
=====================================================================================================================






                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
           THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                          For the nine months ended:
                                                              April 1,     March 27,
                                                               2000         1999
-----------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                $  9,616      $  4,210
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                              518           589
       Provision for bad debts                                    230            72
       Accretion of debt discount                                  71            52
       Increase (decrease) in cash from working capital:
          Accounts receivable                                  (3,328)         (944)
          Notes receivable                                      1,168          (175)
          Inventories                                          (1,174)          540
          Other current assets                                   (598)         (979)
          Other assets                                         (2,414)          (32)
          Accounts payable                                     (2,521)         (179)
          Accrued payroll and related expenses                 (1,363)          511
          Deferred income                                       1,742          (129)
          Accrued warranty costs                                  320           340
          Income taxes payable                                    159         1,944
          Accrued restructuring charges                          (362)         (356)
          Other accrued liabilities                               851           996

-----------------------------------------------------------------------------------
Net cash provided by operating activities                       2,915         6,460
-----------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from sales of assets                                   --           293
   Purchases of property and equipment                           (468)         (112)
-----------------------------------------------------------------------------------
Net cash provided by (used for) investing activities             (468)          181
-----------------------------------------------------------------------------------

Cash flows from financing activities:
   Principal payments of long-term debt                           (78)         (627)
   Repayments of line of credit                                    --        (2,700)
   Principal payments of capital lease obligations               (567)         (540)
   Proceeds from the issuance of debt and stock warrants           --         3,700
   Proceeds from the issuance of common stock                  21,425            90
-----------------------------------------------------------------------------------
Net cash provided by (used for) financing activities           20,780           (77)
-----------------------------------------------------------------------------------
Effect of exchange rates on cash and cash equivalents            (353)         (120)
-----------------------------------------------------------------------------------
Net increase in cash and cash equivalents                      22,874         6,444
-----------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period               10,055         1,615
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $ 32,929      $  8,059
===================================================================================



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
           THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the "Company") for fiscal 1999, which should be read in conjunction with these financial statements. The financial information included herein is unaudited; however, the condensed consolidated balance sheet as of July 3, 1999 was derived from the audited consolidated balance sheet dated July 3, 1999. However, in the opinion of management, the statements include all necessary adjustments for a fair presentation of the interim results and are prepared and presented in a manner consistent with the Company's Annual Report on Form 10-K. The results for the three and nine month periods ended April 1, 2000 are not necessarily indicative of the results to be expected for the full year.

   In accordance with generally accepted accounting principles, all share and per share calculations amounts have been restated to reflect the Company's 3-for-2 stock split effective on January 28, 2000. (See Note 5)


2. INVENTORIES

   Inventories consist of the following (in thousands):


                                       APRIL 1, 2000    JULY 3, 1999
                                       -------------    ------------
             Raw materials              $  2,629          $  1,643
             Work in process               1,715             1,395
             Finished goods                3,727             3,889
                                        ---------         --------
                                        $  8,071          $  6,927
                                        ========          ========


3. DEBT

   On December 1, 1999, the Company's revolving bank line of credit expired. No borrowings were outstanding at the time of expiration.

4. STOCK OFFERING

   In July, 1999, the Company completed a public offering of 3,645,000 shares of common stock, of which 2,249,781 shares were sold by the Company and 1,395,219 shares were sold by certain selling shareholders. $19,805,573 was received in cash after underwriting discounts upon completion of the offering. Issuance costs of approximately $585,000 were incurred in conjunction with the offering, of which $411,796 were paid in the current fiscal year, the balance was previously reflected as a prepaid balance in the financial statements for the year ended July 3, 1999.

5. EARNINGS PER SHARE

   Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities in a period of net income, diluted earnings per share is computed by including common stock equivalents outstanding for the

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

   period in the denominator. Common stock equivalents include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.


                                              FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                              --------------------------  -------------------------
                                                 April 1,   March 27,         April 1,  March 27,
                                                  2000        1999             2000        1999
                                                  ----        ----             ----        ----
           NUMERATOR
           Net income                            $ 3,657     $ 1,907          $ 9,616     $ 4,210
                                                 =======     =======          =======     =======
           DENOMINATOR
           BASIC EARNINGS PER SHARE
           Weighted average shares
                          outstanding             11,179       8,248           10,648       8,230
                                                 -------     -------          -------     -------

           Earnings per share                    $  0.33     $  0.23          $  0.90     $  0.51
                                                 =======     =======          =======     =======
           DILUTED EARNINGS PER SHARE
           Weighted average shares
                          outstanding             11,179       8,248           10,648       8,230

           Effect of dilutive securities:
                          Stock options              572         656              522         378
                          Stock warrants             529         348              568         154
                                                 -------     -------          -------     -------

           Adjusted weighted average
                          shares outstanding      12,280       9,252           11,738       8,762
                                                 -------     -------          -------     -------

           Earnings per share                    $  0.30     $  0.21          $  0.82     $  0.48
                                                 =======     =======          =======     =======


   During the three month period ended April 1, 2000, there were no options to purchase shares of common stock that were excluded from the calculation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock while during the nine month period there were 157,500 shares. All warrants to purchase shares of common stock were included in the computation of diluted EPS.

   During the three month period ended March 27, 1999, there were 48,750 options to purchase shares of common stock that were not included in the calculation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock. There were no warrants to purchase common stock that were excluded from the calculation of diluted earnings per share because the exercise prices of the warrants were less than the average market price of the common stock.

   During the nine month period ended March 27, 1999, there were 212,550 options to purchase shares of common stock, and warrants to purchase 422,974 shares of common stock that were not included in the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common stock.

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

    On January 12, 2000, the Company's Board of Directors approved a 3-for-2 stock split, payable in the form of a 50% stock dividend. All shareholders of record at the close of business on January 28, 2000 received one additional share for every two shares of common stock owned. In accordance with generally accepted accounting principles, all prior period per share amounts are split adjusted.


6.  RESTRUCTURING CHARGES

    During the quarter ended December 27, 1997, the Company recorded restructuring charges of $2,609,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. The following table reflects the restructuring charges incurred during the nine month period ended April 1, 2000:


                                                LEASEHOLD
                                               IMPROVEMENTS
                                  PAYROLL AND    AND FIXED       FACILITY
                                  SEVERANCE       ASSETS           COSTS             TOTAL
                                  ---------       ------           -----             -----
Balance at July 3, 1999          $   210          $   797          $   512          $ 1,519

Cash Charges                         (52)              --             (154)            (206)
Non-Cash Charges                      --             (156)              --             (156)
--------------------------------------------------------------------------------------------

Balance at April 1, 2000         $   158          $   641          $   358          $ 1,157
===========================================================================================



7.  INCOME TAXES

    The provision for income taxes results from a combination of activities including both the domestic and foreign subsidiaries of the Company. The provision for income taxes for the nine months ended April 1, 2000, reflects a reduction of the valuation allowance against the deferred tax asset in the amount of $2,393,000, of which $798,000 was recognized in the current quarter. The total provision for income taxes includes tax provisions calculated in Japan and Spain at rates in excess of the U.S. statutory tax rate. We had deferred tax assets of $4,214,000 at the beginning of the current fiscal year. A valuation allowance had then been provided against the deferred tax asset in the amount of $3,114,000, leaving a net deferred tax asset of $1,100,000. The valuation allowance has been reduced by $2,393,000 in the current year effectively increasing the net deferred tax asset to $3,493,000. The effective tax rate for the year is expected to be approximately 20%, in comparison to 24% for fiscal 1999, due to anticipated reductions in the valuation allowance. It is expected that the valuation allowance will be fully utilized during the current fiscal year.

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

8.  SEGMENT INFORMATION

    The Company operates principally in two industry segments: the design, manufacture, sale, and service of medical devices and related equipment; and the performance of services in the skin care/health spa industry.


            LINE OF BUSINESS DATA:                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 April 1,         March 27,          April 1,        March 27,
                                                   2000            1999               2000             1999
                                                   ----            ----               ----             ----
         REVENUE:
           Product Sales and Service             $ 18,273          $ 15,122          $ 50,294          $ 37,627
           Skin Care/Health Spa Services              934               722             2,732             2,254
                                                 --------          --------          --------          --------
         Total Revenue                           $ 19,207          $ 15,844          $ 53,026          $ 39,881
                                                 ========          ========          ========          ========
         OPERATING INCOME (LOSS):

           Product Sales and Service             $  4,494          $  3,867          $ 11,805          $  7,232
           Skin Care/Health Spa Services             (185)             (362)             (560)             (856)
                                                 --------          --------          --------          --------
         Total Operating Income                  $  4,309          $  3,505          $ 11,245          $  6,376
                                                 ========          ========          ========          ========



                                                             As of          As of
                                                           January 1,      July 3,
                                                             2000            1999
         TOTAL ASSETS: (NET INTERCOMPANY ACCOUNTS)
           Product Sales and Service                       $64,923         $34,250
           Skin Care/Health Spa Services                     2,172           2,201
                                                           -------         --------
         Total Assets                                      $67,095         $36,451
                                                           =======         =======



    Product Sales and Service assets increased primarily due to the proceeds received from the Company's public offering completed in July, 1999.

9.  STOCK REPURCHASE PROGRAM

    On November 23, 1999, the Company's Board of Directors approved an open market stock repurchase program that enables the Company to purchase up to 750,000 shares of its common stock. The program is in effect for two years, from December 13, 1999 to December 12, 2001, and may be suspended or discontinued by the Board at any time. All such purchases will be transacted on the Nasdaq Stock Market at prevailing open market prices and will be paid for with general corporate funds. Any such purchases will be accounted for at cost and the shares repurchased will be restored to the status of unauthorized but unissued shares. The Board has delegated to the discretion of Candela's Chief Executive Officer and Chief Financial Officer the authority to determine the timing of the repurchase program's commencement and the timing of any subsequent purchases.

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

10. LEGAL PROCEEDINGS

    On March 5, 1999, New Star Lasers, Inc. and its subsidiary Laser Aesthetics, Inc. filed a complaint in the U.S. District Court of the Eastern District of California against The Regents of the University of California ("The Regents"), the Beckman Laser Institute and Medical Clinic ("Beckman") and Candela. In the complaint, New Star Lasers sought a declaration that its technology does not infringe The Regents' patent pertaining to dynamic cooling technology to which we are a licensee, or in the alternative that the patent is invalid and not infringed by the plaintiff's technology. The complaint also included various tort claims against us and contract-related claims against The Regents and Beckman. The complaint asserted that we interfered with the licensing of the dynamic cooling technology to the plaintiffs. The complaint sought unspecified general, special, punitive and exemplary damages plus costs and attorneys' fees against us as well as the "disgorgement" of any benefit received by us as a result of the alleged receipt of any of New Star Lasers' trade secrets from Beckman and The Regents. We intend to defend this matter vigorously. Both we and The Regents moved to dismiss the complaint. On August 27, 1999, the court granted in part both our and The Regents motion, but gave New Star Lasers permission to file an amended complaint. On October 25, 1999, New Star Lasers filed a second amended complaint, to which we filed an answer denying New Star's material allegations and raising several affirmative defenses. We believe that an adverse outcome of the New Star Lasers' tort claims against us will not have a material adverse effect on our operations and financial condition. However, if New Star Lasers were to obtain a declaration that The Regents' patent under which the Dynamic Cooling Device ("DCD") was developed is invalid and unenforceable, our rights to the DCD technology pursuant to the license agreement could no longer be proprietary, which could adversely impact our operations and financial condition. The Regents have requested that we indemnify them in connection with this litigation pursuant to the license agreement between The Regents and Candela. We have rejected this request. On or about February 2, 2000 the Company reached an agreement in principle conditionally to settle New Star's claims against the Company. In connection with this agreement, on February 2, 2000, we granted New Star a sublicense to the use of the DCD technology for certain laser systems that New Star manufactures. Pursuant to the parties' settlement in principle, New Star will dismiss the claims it has asserted against us. Both the sublicense and settlement of the litigation are contingent on a favorable outcome to our arbitration against The Regents, which is described below. In light of the conditional settlement of our arbitration against The Regents (described below), Candela and The Regents are currently engaged in negotiations to obtain a global resolution of New Star's claims against Candela and The Regents.

    By letter dated September 17, 1999, The Regents purported to give us notice of alleged default under the parties' exclusive license agreement, as amended ("the Agreement") on the grounds (1) that we had failed to make necessary royalty payments to The Regents pursuant to the Agreement; and (2) that we had not complied with our sublicensing obligations under the Agreement.. The Regents informed us that we had sixty days in which to cure the alleged defaults. We maintain and have informed The Regents that we are in full compliance with each of the terms of the Agreement, including with respect to our royalty payments to The Regents and our sublicensing efforts. On September 29, 1999, we commenced an arbitration before the American Arbitration Association ("AAA") against The Regents in which we sought a declaration that we are not in default of any of our obligations under the Agreement. On October 27, 1999, The Regents issued another notice by which it purported to terminate our rights to sublicense the DCD technology. This notice is also the subject of the AAA arbitration. On November 9, 1999, the arbitrator issued an interim order of protection prohibiting The Regents from issuing a notice of termination or licensing the DCD technology to any third party until ten days after the award of judgment in the arbitration. Proceedings in the arbitration have been stayed in light of the parties conditional settlement

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

    agreement (described below). In the event that settlement agreement becomes null and void, an arbitration hearing is likely to be scheduled to occur in or after July 2000. We believe that an adverse outcome of the arbitration with The Regents could have a material adverse effect on our operations and financial condition, including losing our rights to the DCD technology and/or being required to pay substantially higher future and historical royalty payments to The Regents for the use of the DCD technology. Also on October 27, 1999, The Regents sent us another notice of default arising out of its claim that we have refused to indemnify The Regents in connection with the New Star litigation. The notice gave us sixty days to cure the alleged default. We intend to contest this notice of default. Should we not cure the alleged default or not be successful in challenging the alleged default, there could be a material adverse effect on our operations and financial condition, including losing our rights to the DCD technology.
    In response to the second October 27, 1999 notice of default, we commenced a declaratory judgment action against The Regents in a Massachusetts Superior Court. The Regents removed the case to the United States District Court for the District of Massachusetts. On or about December 23, 1999, the parties filed a stipulation and joint motion requesting that the action be stayed on account of any alleged failure to indemnify The Regents until conclusion of the arbitration. The Court granted the parties' motion on December 29, 1999. On February 18, 2000, after a mediation, Candela and
    The Regents concluded a confidential, conditional settlement of the arbitration pursuant to which the parties agreed to clarify the royalty terms of the Agreement, and that The Regents will be permitted to grant further licenses to DCD technology, subject to the minimum terms and royalty sharing specified in the Agreement. The settlement agreement is conditioned upon the resolution of the New Star litigation (see above) on or before June 18, 2000. In the event the New Star litigation is not resolved during that period, the settlement agreement with The Regents will become null and void, and the parties will proceed to arbitration.

    From time to time, we are a party to various legal proceedings incidental to our business. We believe that none of such other presently pending legal proceedings will have a material adverse effect upon our financial position, results of operation, or liquidity.


11. NEW ACCOUNTING PRONOUNCEMENTS

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

    The derivative instruments and hedging activities entered into by Candela include foreign currency forward contracts to protect against currency fluctuation for amounts due between itself and its foreign subsidiaries. At April 1, 2000, the Company held foreign currency forward contracts with notional value

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

    totaling approximately $5,375,000 compared to forward contracts with a value of $1,914,000 held at March 27, 1999. The present contracts have maturity dates prior to August 14, 2000. The carrying and net fair value of these contracts at April 1, 2000, was $0 and ($65,000), respectively, compared to $0 and $14,000 respectively, at March 27, 1999.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of fiscal year 2001 and is currently assessing the impact, if any, on its consolidated results of operations and financial position.

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

REVENUE.  Revenue source by geography is reflected in the following table:

(IN THOUSANDS)


                            THREE MONTHS ENDED
                     APRIL 1,               MARCH 27,
                      2000                   1999                     CHANGE
                       $             %         $              %         $              %
US Revenue          $ 8,754          46%     $ 7,089          45%     $ 1,665          23%
Foreign Revenue      10,453          54%       8,755          55%       1,698          19%
                    -------                  -------                  -------

Total Revenue       $19,207         100%     $15,844         100%     $ 3,363          21%
                    =======                  =======                  =======



                      NINE MONTHS ENDED
                    APRIL 1,      MARCH 27,
                     2000          1999                               CHANGE
                      $             %          $              %         $              %
US Revenue          $25,040          47%     $18,195          45%     $ 6,845          38%
Foreign Revenue      27,986          53%      21,686          54%       6,300          29%
                    -------                  -------                  -------

Total Revenue       $53,026         100%     $39,881         100%     $13,145          33%
                    =======                  =======                  =======



US revenue increased substantially over the three month period due to our initial introduction of the V-Beam laser to the US market, which is used in the treatment of vascular lesions. US revenue for the nine month period was also positively impacted by increased sales to our US distributors supporting the obstetrician, gynecologist, and general and vascular surgeon market. Foreign revenue for the three month period increased due to strong sales of our GentleLASE and AlexLAZR systems, especially in the Asian Pacific Rim. Foreign revenue for the nine month period was positively impacted by increased sales in our Japanese subsidiary, including sales by our Osaka, Japan sales office which became operational in the fiscal fourth quarter of last year.

                               CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Revenue source by type is reflected in the following table:

(IN THOUSANDS)


                                  THREE MONTHS ENDED
                            APRIL 1,                MARCH 27,
                             2000                     1999                    CHANGE
                              $              %         $             %         $              %
Lasers and other
   Products                 $14,771          77%     $12,847          81%     $ 1,924          15%
Product-related service       3,502          18%       2,275          14%       1,227          54%
Skin care centers               934           5%         722           5%         212          30%
                            -------                  -------                  -------

Total Revenue               $19,207         100%     $15,844         100%     $ 3,363          21%
                            =======                  =======                  =======




                                   NINE MONTHS ENDED
                           APRIL 1,                MARCH 27,
                            2000                    1999                     CHANGE
                             $               %        $               %        $                %
Lasers and other
   Products                 $41,979          79%     $31,254          78%     $10,725          34%
Product-related service       8,315          16%       6,373          16%       1,942          30%
Skin care centers             2,732           5%       2,254           6%         478          21%
                            -------                  -------                  -------

Total Revenue               $53,026         100%     $39,881         100%     $13,145          33%
                            =======                  =======                  =======


The increase in laser product revenue for the three and nine month periods resulted from a substantial increase in sales of our GentleLASE-Registered Trademark- and AlexLAZR-TM- product lines as well as the sales of the GentlePEEL-TM- system which was not available until this fiscal year. The initial sales of the V-Beam-TM- system also positively impacted the three month period, increasing sales of our vascular products despite limited availability and a decrease in revenue from ScleroPlus-TM- systems. Product-related service increased substantially for both the three and nine month periods due to increased sales of cryogen coolant and service contracts. Skin care center revenue increased as a result of increased marketing and promotion.

GROSS PROFIT. Gross profit increased to $11,412,000, or 59% of revenues for the three month period ended April 1, 2000, compared to gross profit of $9,034,000, or 57% for the same period one year earlier. For the nine month period ended April 1, 2000, gross profit increased to $30,670,000, or 58% of revenues, compared to $20,888,000 and 52% of revenues for the same period a year earlier. The increase in gross profit, over the same period a year earlier, is principally the result of increased sales of higher margin laser systems such as the GentleLASE-Registered Trademark- and V-Beam-TM-, and higher absorption of fixed portions of manufacturing overhead due to our higher sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased from $4,586,000 in the three month period ended March 27, 1999, to $5,681,000 for the three month period ending April 1, 2000. As a percentage of revenue, selling, general and administrative expenses increased slightly to 30% of revenues in comparison to 29% of revenues in the year prior. Selling, general, and administrative costs were impacted by increased legal costs associated with litigation surrounding the Dynamic Cooling Device as well as spending for larger sales and marketing staffs over the same period a year earlier. For the nine month period ended April 1, 2000, selling, general and administrative expenses

                               CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).



amounted to $15,809,000, an increase over expenses of $12,131,000 incurred a year earlier. This increase is primarily a result of the increased litigation costs as well as an increase in marketing and sales staff, including costs for our Osaka, Japan sales office which was not operational in the same period a year earlier. Selling, general and administrative expenses were 30% of revenues for both of the nine month periods ended April 1, 2000 and March 27,1999, respectively.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development spending increased to $1,432,000 for the three months ended April 1, 2000, compared to $933,000 for the same period one year earlier. For the nine month period ending April 1, 2000, research and development spending increased $1,235,000, to $3,616,000, from $2,381,000 in the same period a year earlier. Research and development spending increased due to the cost of developing our new vascular laser system, the Vbeam-TM-, as well as an overall increase in our research and development staff.

RESTRUCTURING CHARGE. During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2,609,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. For the nine month period ended April 1, 2000, a total of $362,000 was charged against this reserve, representing costs associated with the Scottsdale facility. $126,000 of these costs were charged against the reserve in the current quarter. We continue to pursue a sublease of the Scottsdale facility, but if this effort is not successful, we could incur additional costs in excess of our existing reserve.

OTHER INCOME/EXPENSE. Net other income and expense was $320,000 in income for the three months ended April 1, 2000, in comparison to expenses of $128,000 for the same period a year earlier. For the nine month period ended April 1, 2000, net other income and expense amounted to $833,000 in income in comparison to $226,000 in expenses for the same period a year earlier. These increases in other income resulted primarily from increased interest income resulting from a higher level of invested cash during the period.

INCOME TAXES. The provision for income taxes results from a combination of activities including both the domestic and foreign subsidiaries of the Company. The provision for income taxes for the nine months ended April 1, 2000, reflects a reduction of the valuation allowance against the deferred tax asset in the amount of $2,393,000, of which $798,000 was recognized in the current quarter. The total provision for income taxes includes tax provisions calculated in Japan and Spain at rates in excess of the U.S. statutory tax rate. We had deferred tax assets of $4,214,000 at the beginning of the current fiscal year. A valuation allowance had then been provided against the deferred tax asset in the amount of $3,114,000, leaving a net deferred tax asset of $1,100,000. The valuation allowance has been reduced by $2,393,000 in the current year effectively increasing the net deferred tax asset to $3,493,000. The effective tax rate for the year is expected to be approximately 20%, in comparison to 24% for fiscal 1999, due to anticipated reductions in the valuation allowance. It is expected that the valuation allowance will be fully utilized during the current fiscal year.

                               CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities amounted to $2,915,000 for the nine months ended April 1, 2000, in comparison to $6,460,000 for the same period a year earlier. The decrease reflects improved profitability in the period offset by a reduction in our accounts payable, an increase in our accounts receivable, as well as increased payments for income taxes and accrued payroll. Cash used for investing activities totaled $468,000 for the nine months ended April 1, 2000, compared to proceeds of $181,000 for the same period in the prior year. Cash provided by financing activities amounted to $20,780,000 in comparison to cash used for financing activities of $299,000 for the same period a year earlier. This reflects the receipt of proceeds from the issuance of common stock amounting to $21,425,000 primarily resulting from our July, 1999 stock offering.

Cash and cash equivalents at April 1, 2000, increased by $22,874,000 to $32,929,000 from $10,055,000 at July 3, 1999, due principally to cash received in our stock offering completed in July, 1999.

We completed a public offering in July, 1999 of 3,645,000 shares of common stock, of which 2,249,781 shares were sold by us and 1,395,219 shares were sold by certain selling shareholders. $19,805,573 of proceeds was received by the Company from the sale of its shares in cash after underwriting discounts upon completion of the offering. We incurred approximately $585,000 of issuance costs in conjunction with the offering, of which $411,796 were paid in the current fiscal year.

In relation to our eight-year, 9.75% subordinated notes, a total of $136,000 has been accreted to the notes through April 1, 2000, resulting in a long-term liability balance of $3,001,000 at quarter end. A total of $71,000 of interest expense has been recorded in the current fiscal year, of which $24,000 was recorded in the three month period ended April 1, 2000.

On November 23, 1999, the Board of Directors approved an open market stock repurchase program that enables us to purchase up to 750,000 shares of its common stock. The program is in effect for two years, from December 13, 1999 to December 12, 2001, and may be suspended or discontinued by the Board at any time. All such purchases will be transacted on the Nasdaq Stock Market at prevailing open market prices and will be paid for with general corporate funds. Any such purchases will be accounted for at cost and held as treasury stock.

On December 1, 1999, our revolving bank line of credit expired. No borrowings were outstanding at the time of expiration.

On January 12, 2000, our Board of Directors approved a 3-for-2 stock split, payable in the form of a 50% stock dividend. All shareholders of record at the close of business on January 28, 2000 received one additional share for every two shares of common stock owned.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of fiscal year 2001 and is currently assessing the impact, if any, on its consolidated results of operations and financial position.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

YEAR 2000 READINESS DISCLOSURE STATEMENT

We have executed a plan designed to make our products, information technology systems and equipment Year 2000 ready. To date, we have experienced no significant problems in our products, business interruptions or material adverse effects from the Year 2000 issue. However, we could still experience material unanticipated problems and costs caused by undetected errors or defects from the Year 2000 issue. We cannot guarantee that our Year 2000 readiness plan has been successfully implemented, and actual results could still differ materially from our plan.


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

o Our dependence on GentleLASE increases our susceptibility to competitive changes in the marketplace.

o Our exclusive rights to the DCD technology could become non-exclusive because our amended license agreement requires us to make commercially reasonable efforts to conclude the sublicense agreements with third parties, or we could lose rights to the DCD technology altogether if a court challenge to the underlying patent is successful.

o Because we derive more than half of our revenue from international sales, we are susceptible to currency fluctuations, negative economic changes taking place in foreign marketplaces, and other risks associated with conducting business overseas.

o The failure to obtain alexandrite rods for the GentleLASE and ALEXlazr from our sole supplier would impair our ability to manufacture and sell these laser systems, which accounted for more than half or our revenue in recent periods.

o The cost of closing our skin care centers may be higher than management has estimated to date, and higher actual costs would negatively impact our operating results.

o Claims by others that our products infringe their patents or other intellectual property rights could prevent us from manufacturing and selling some of our products or require us to incur substantial costs from litigation or development of non-infringing technology.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At April 1, 2000, the Company held foreign currency forward contracts with notional value totaling approximately $5,375,000 compared to forward contracts with a value of $1,914,000 held at March 27, 1999. The present contracts have maturity dates prior to August 14, 2000. The carrying and net fair value of these contracts at April 1, 2000, was $0 and ($65,000), respectively, compared to $0 and $14,000 respectively, at March 27, 1999.

                               CANDELA CORPORATION

                            PART II OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

On March 5, 1999, New Star Lasers, Inc. and its subsidiary Laser Aesthetics, Inc. filed a complaint in the U.S. District Court of the Eastern District of California against The Regents of the University of California ("The Regents"), the Beckman Laser Institute and Medical Clinic ("Beckman") and Candela. In the complaint, New Star Lasers sought a declaration that its technology does not infringe The Regents' patent pertaining to dynamic cooling technology to which we are a licensee, or in the alternative that the patent is invalid and not infringed by the plaintiff's technology. The complaint also included various tort claims against us and contract-related claims against The Regents and Beckman. The complaint asserted that we interfered with the licensing of the dynamic cooling technology to the plaintiffs. The complaint sought unspecified general, special, punitive and exemplary damages plus costs and attorneys' fees against us as well as the "disgorgement" of any benefit received by us as a result of the alleged receipt of any of New Star Lasers' trade secrets from Beckman and The Regents. We intend to defend this matter vigorously. Both we and The Regents moved to dismiss the complaint. On August 27, 1999, the court granted in part both our and The Regents motion, but gave New Star Lasers permission to file an amended complaint. On October 25, 1999, New Star Lasers filed a second amended complaint, to which we filed an answer denying New Star's material allegations and raising several affirmative defenses. We believe that an adverse outcome of the New Star Lasers' tort claims against us will not have a material adverse effect on our operations and financial condition. However, if New Star Lasers were to obtain a declaration that The Regents' patent under which the Dynamic Cooling Device ("DCD") was developed is invalid and unenforceable, our rights to the DCD technology pursuant to the license agreement could no longer be proprietary, which could adversely impact our operations and financial condition. The Regents have requested that we indemnify them in connection with this litigation pursuant to the license agreement between The Regents and Candela. We have rejected this request. On or about February 2, 2000 the Company reached an agreement in principle conditionally to settle New Star's claims against the Company. In connection with this agreement, on February 2, 2000, we granted New Star a sublicense to the use of the DCD technology for certain laser systems that New Star manufactures. Pursuant to the parties' settlement in principle, New Star will dismiss the claims it has asserted against us. Both the sublicense and settlement of the litigation are contingent on a favorable outcome to our arbitration against The Regents, which is described below. In light of the conditional settlement of our arbitration against The Regents (described below), Candela and The Regents are currently engaged in negotiations to obtain a global resolution of New Star's claims against Candela and The Regents.

By letter dated September 17, 1999, The Regents purported to give us notice of alleged default under the parties' exclusive license agreement, as amended ("the Agreement") on the grounds (1) that we had failed to make necessary royalty payments to The Regents pursuant to the Agreement; and (2) that we had not complied with our sublicensing obligations under the Agreement. The Regents informed us that we had sixty days in which to cure the alleged defaults. We maintain and have informed The Regents that we are in full compliance with each of the terms of the Agreement, including with respect to our royalty payments to The Regents and our sublicensing efforts. On September 29, 1999, we commenced an arbitration before the American Arbitration Association ("AAA") against The Regents in which we sought a declaration that we are not in default of any of our obligations under the Agreement. On October 27, 1999, The Regents issued another notice by which it purported to terminate our rights to sublicense the DCD technology. This notice is also the subject of the AAA arbitration. On November 9, 1999, the arbitrator issued an interim order of protection prohibiting The Regents from issuing a notice of termination or licensing the DCD technology to any third party until ten days after the award of judgment in the arbitration. Proceedings in the arbitration have been stayed in light of the parties conditional settlement agreement (described below). In the event that settlement agreement becomes null and void, an arbitration hearing is likely to be scheduled to occur in or

                               CANDELA CORPORATION
after July 2000. We believe that an adverse outcome of the arbitration with The Regents could have a material adverse effect on our operations and financial condition, including losing our rights to the DCD technology and/or being required to pay substantially higher future and historical royalty payments to The Regents for the use of the DCD technology. Also on October 27, 1999, The Regents sent us another notice of default arising out of its claim that we have refused to indemnify The Regents in connection with the New Star litigation. The notice gave us sixty days to cure the alleged default. We intend to contest this notice of default. Should we not cure the alleged default or not be successful in challenging the alleged default, there could be a material adverse effect on our operations and financial condition, including losing our rights to the DCD technology. In response to the second October 27, 1999 notice of default, we commenced a declaratory judgment action against The Regents in a Massachusetts Superior Court. The Regents removed the case to the United States District Court for the District of Massachusetts. On or about December 23, 1999, the parties filed a stipulation and joint motion requesting that the action be stayed on account of any alleged failure to indemnify The Regents until conclusion of the arbitration. The Court granted the parties' motion on December 29, 1999. On February 18, 2000, after a mediation, Candela and The Regents concluded a confidential, conditional settlement of the arbitration pursuant to which the parties agreed to clarify the royalty terms of the Agreement, and that The Regents will be permitted to grant further licenses to DCD technology, subject to the minimum terms and royalty sharing specified in the Agreement. The settlement agreement is conditioned upon the resolution of the New Star litigation (see above) on or before June 18, 2000. In the event the New Star litigation is not resolved during that period, the settlement agreement with The Regents will become null and void, and the parties will proceed to arbitration.

From time to time, we are a party to various legal proceedings incidental to our business. We believe that none of such other presently pending legal proceedings will have a material adverse effect upon our financial position, results of operation, or liquidity.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              Exhibit 27.1,  Financial Data Schedule

          (b) Reports on Form 8-K

              A Form 8-K was filed on March 28, 2000 pertaining to the Company's change in independent auditors.

              A Form 8-K was filed on April 21, 2000 in regard to the Company's 3-for-2 stock split.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CANDELA CORPORATION
                                Registrant



Date: MAY 15, 2000        /S/ GERARD E. PUORRO
      ------------        ------------------------------------------------------
                          Gerard E. Puorro
                          (President and Chief Executive Officer)



Date: MAY 15, 2000        /S/ F. PAUL BROYER
      ------------        ------------------------------------------------------
                          F. Paul Broyer
                          (Senior Vice President  of Finance and Administration,
                          Chief Financial Officer and Treasurer)