Form 10-K
period 2000-07-01
CANDELA CORP /DE/
filed 2000-09-29
CIK 793279

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended July 1, 2000       Commission file number 0-14742

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by a check mark if the disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K, is not contained herein and will not be contained in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 22, 2000, 11,435,788 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding. The aggregate market value of the registrant's voting stock, held by non-affiliates of the registrant as of September 22, 2000, based upon the closing price of such stock on The NASDAQ Stock Market on that date, was approximately $118,561,230.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended July 1, 2000. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1. BUSINESS

Candela Corporation is a pioneer in the development and commercialization of advanced aesthetic laser systems that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions including:

          - vascular lesion treatment of facial spider veins, leg veins, rosacea, scars, stretch marks, warts, port wine stains and hemangiomas

          -    hair removal

          -    removal of benign pigmented lesions such as age spots and tattoos

          -    microdermabrasion for skin exfoliation

Since our founding 30 years ago, we have continuously developed and enhanced applications of laser technology. In the mid-1980's we began developing laser technology for medical applications, and since that time have shipped approximately 4,000 lasers to 50 countries. Since the early 1990's we have focused our organizational resources on developing laser technology for use solely in the aesthetic and cosmetic laser industry. Our introduction of new dermatology/plastic surgery laser systems during the mid-1990's allowed us to expand rapidly in this area. Candela's product line of today offers comprehensive and technologically sophisticated aesthetic laser systems - used by dermatologists, plastic surgeons and electrologists, including the following:

     - GentleLASE-Registered Trademark- Plus with DCD-TM- Cool Comfort for permanent hair reduction and the treatment of large leg veins,

     -    Vbeam-TM- with DCD Cool Comfort for treating all vascular lesions,

     - ALEXLAZR-TM- and YAGLAZR-TM-, for treating pigmented lesions and tattoos, and

     -    GentlePeel-TM- microdermabrasion system for skin exfoliation.

The discretionary income of aging baby boomers continues to rise and create new opportunities for Candela. This market places a premium on good health and personal appearance, and has demonstrated a willingness to pay for health and cosmetic products and services. The growing popularity of laser treatments among the general population is also spurring demand for Candela's products. Today, American women spend an estimated $2 billion a year on hair removal products and services. Increasingly, lasers are proving an attractive alternative for women, as well as many men, in eliminating unwanted hair. Still in the early stages of development, the laser hair removal market is expected to experience rapid growth over the next five years.

The company is dedicated to developing safe and effective products. Its aesthetic laser systems are further distinguished by being among the fastest, smallest and most affordable in their respective markets. Candela believes that it has increasingly captured significant market share because of these product attributes and is committed to continual innovation to meet the needs of its markets.

INDUSTRY OVERVIEW

Medical lasers use the unique characteristics of laser light to achieve precise and efficacious therapeutic effects, often in a non-invasive manner. The precise color, concentration, and controllability of different types of laser light provide for the delivery of a wide range of specialized treatments. First introduced in the 1960's, the use of lasers for medical applications grew rapidly in the 1990's as technical advances made medical lasers more effective and reliable. Medical lasers today are used for numerous types of procedures falling into four broad categories: ophthalmic surgery, aesthetic and cosmetic procedures, general surgery, and dental procedures. Candela competes solely within the growing market for lasers performing aesthetic and cosmetic procedures including:

     - removal of unwanted hair from the face, legs, back, and other body areas

     - treatment of facial veins and leg veins, rosacea, red birthmarks, scars, stretch marks, warts

     -    removal of pigmented lesions and tattoos.

Lasers produce intense bursts of highly focused light to treat skin tissues. A laser's wavelength (color), energy level, spot size and pulse width (exposure time) are optimized for the specific treatment. Hair removal and the treatment of various leg vein malformations require the deepest laser penetration for successful treatment while scars, stretch marks, and red birthmarks (port wine stains and hemangiomas) require less laser penetration. Pigmented lesions such as sunspots, liver spots and tattoos are typically surface conditions that require the least amount of penetration. Different conditions may require the use of different types of lasers, and an active aesthetic and cosmetic practice addressing a broad range of laser procedures requires multiple lasers.

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

The aesthetic and cosmetic laser industry appears to be entering an era of broader based growth. The major factors converging to drive this growth are:

     - the economics of practitioners in a tough medical reimbursement environment,

     -    the rising discretionary income of aging baby boomers, and

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


BUSINESS STRATEGY

Candela believes that a convergence of price and performance is occurring in the aesthetic and cosmetic laser industry, driving the expansion of the market. We believe we have the necessary infrastructure in place to capitalize on this expansion. Candela's objective is to establish itself as the leading provider of aesthetic and cosmetic lasers by using its proprietary technology and expertise in light and tissue interaction, as well as by developing market-oriented products that utilize related technologies. Our business strategy is focused on the following goals:

     -    reduce product costs,

     -    increase penetration of our traditional customer base,

     -    expand sales beyond our traditional customer base,

     -    expand our domestic marketing and distribution channels,

     -    expand our international marketing and distribution channels,

     -    continue investing in research and development, and

     -    broaden additional applications for our Dynamic Cooling Device
          ("DCD").

REDUCE PRODUCT COSTS. We apply bottom-up engineering, focusing on each component to improve the performance of each device while reducing its size, complexity, and cost. We believe our approach leads to lasers with fewer parts and greater manufacturing efficiency, resulting in lower production costs that enable us to offer more reliable products at more affordable prices.

INCREASE PENETRATION OF OUR TRADITIONAL CUSTOMER BASE. Our traditional customer base consists of dermatologists and plastic and cosmetic surgeons. We believe that the affordability of our products will enable us to penetrate further into the dermatologist and plastic and cosmetic surgeon markets. We have conducted surveys that indicate that only approximately one-third of the 17,000 dermatologists and plastic and cosmetic surgeons in the U.S. presently have lasers. We believe that affordability has been a major obstacle preventing the remaining practitioners from purchasing a laser. As competition for patients among practitioners increases, those practitioners with aesthetic and cosmetic lasers will be able to differentiate themselves.

EXPAND SALES BEYOND OUR TRADITIONAL CUSTOMER BASE. We seek collaborative relationships that expand upon our traditional customer base, such as our relationship with Physicians Sales & Services ("PSS"). We believe those specialist practitioners outside our traditional customer base are a market with a large growth potential. In December 1998, we entered into a three year distribution arrangement with PSS that gives PSS the exclusive right to distribute the GentleLASE-Registered Trademark- and ScleroPLUS-TM- to specific office-based specialists. The agreement with PSS specifies that our products will be the exclusive aesthetic and cosmetic lasers sold by PSS. In addition, we have begun an innovative leasing program to target electrologists in the U.S. as potential customers of the GentleLASE-Registered Trademark- for hair removal.

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

BROADEN ADDITIONAL APPLICATIONS FOR OUR DYNAMIC COOLING DEVICE ("DCD"). Recently, the aesthetic and cosmetic laser market has begun to recognize the importance of effective cooling delivery systems for laser treatment, especially in such large market segments as hair removal and treatment of leg veins. Currently, DCD is an integral component of our GentleLASE-Registered Trademark- and is sold as an attachment to our ScleroPLUS-TM-. We intend to broaden the incorporation of DCD into all of our lasers and believe by doing so we can address major new market opportunities.

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

We believe the market for laser-based hair removal is in its early stages and that this market will grow as the customer compares laser treatments to other hair removal methods that are currently available. The benefits include:

     -    significant longer term cosmetic improvement,

     -    treatment of larger areas in each treatment session,

     -    less discomfort during and immediately after procedures,

     -    reduced procedure time and number of treatments,

     -    reduced risk of scarring and infection,

     -    non-invasive procedures, and

     -    no risk of cross-contamination.

VASCULAR LESIONS. Benign vascular lesions are generally enlarged and proliferating blood vessels that appear on the surface of the skin as splotches, dots, bulges, and spider shapes in a variety of colors ranging from red to purple. Different types of benign vascular lesions include the following:

     - varicose veins, which are large veins greater than 1mm in diameter and often bulge above the skin surface,

     - leg telangiectasias, which are smaller spider veins up to 1mm in diameter in size appearing as single strands,

     - facial and truncal telangiectasias, which are spider veins and other dilated veins that appear on the face and other parts of the body,

     - port wine stains, which are vascular birthmarks characterized by a red or purple discoloration of the skin,

     - hemangiomas, which are protuberances that consist of dilated vessels, which often appear on newborns within one month of birth, and

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

MICRODERMABRASION: A significant percentage of the population suffers from fine lines and wrinkles or older looking skin as a result of the normal aging process, which is often exacerbated by the effects of sun damage and smoking. This is the primary group of candidates for microdermabrasion procedures. While there are a variety of techniques used for smoothing skin including botox and collagen injections, chemical peels and laser skin resurfacing, microdermabrasion has become an accepted alternative for efficacious treatment of fine lines on the skin, blending of scars, acne scars and other imperfections. Developed in the mid 1990's, microdermabrasion experienced explosive growth fueled by improved technology and patient acceptance of the procedure.


CANDELA'S PRODUCTS

We develop, manufacture, market, and service lasers used to perform procedures addressing patients' aesthetic and cosmetic concerns. We offer a comprehensive range of products based on proprietary technologies. Our products focus on the major aesthetic and cosmetic laser applications including:

     -    hair removal,

     - non-invasive treatment of facial and leg veins and other benign vascular lesions,

     -    removal of benign pigmented lesions such as age spots and tattoos,

     -    treatment of scars and stretch marks, and

     -    microdermabrasion.


Intense light technology forms the basis for most of our products. Our patented technology uses thermal energy generated by an intense pulsed laser light source to selectively eliminate unwanted skin blemishes without damaging the surrounding healthy tissue, and to remove facial or other unwanted hair throughout the body. Candela's objective is to establish itself as the leading provider of aesthetic and cosmetic lasers by continually striving to develop smaller, faster, and less expensive devices. Candela has been a pioneer in the laser industry. From the start, our mission has been to lead the way in the development of innovative laser products. Significant innovations include:

     - a pulsed dye laser system with integrated DCD to treat vascular lesions while minimizing the problematic side effects of postoperative bruising, commonly referred to as purpura,

     -    a hair removal laser with integrated DCD.

GENTLELASEPLUS. The GentleLASEPlus, integrated with DCD, is a high-energy, long-pulse solid-state laser that generates laser light in the near infrared wavelength range. It is used for both hair removal and the treatment of large (1mm or larger) leg veins. The technology incorporated in the GentleLASEPlus uses high energy directed through an Alexandrite rod, which achieves selective heating while keeping the temperature of the skin below its damage threshold. The longer Alexandrite laser wavelength enables GentleLASEPlus to penetrate skin surfaces deeper than traditional Ruby lasers, and the large spot size (15mm) allows the practitioner to treat a larger area more quickly.

The DCD is integrated into the design of GentleLASEPlus and delivers a short burst of cryogen coolant onto targeted areas of the skin undergoing treatment.

DCD selectively cools only the top layer of the skin, while leaving the targeted underlying hair follicle, vein or other structure at normal temperature. As a result, higher levels of laser energy can be delivered during treatment, while minimizing thermal injury, pain, and the inconvenience associated with anesthetics. The design of the hand-held DCD enables the practitioner to clearly see the area being treated, and the combined efficiency of GentleLASEPlus and DCD reduces the risks of over treatment, which can result in white spots on the skin, or under treatment which can result in brown spots.

GentleLASEPlus was initially cleared for marketing by the FDA in December 1997 for treating facial veins and vascular lesions and we commenced sales in March 1998. Candela began selling GentleLASE-Registered Trademark- for hair removal in the U.S. in July 1998, when it received FDA marketing clearance for hair removal. In August 1998, we were issued a CE Mark on GentleLASE-Registered Trademark-, clearing it for sale in 15 European A countries.

We introduced an enhanced version of the GentleLASE-Registered Trademark-, the GentleLASE PLUS-Registered Trademark-, on September 22, 1999. The GentleLASE PLUS-Registered Trademark- features a larger spot size for faster treatment times, an elliptical spot option for improved alignment when treating large leg veins, and a foot pedal for greater physician convenience in operating the system.

Hair removal typically requires three to five treatments to achieve efficacious results due to the growth cycle of hair follicles. A typical treatment can range from approximately $200 for an upper lip and chin procedure to as much as $1,000 per treatment for the back or chest.

VBEAM-TM-. The Vbeam delvers the safety and efficacy of the clinically proven pulsed dye laser (PDL) while minimizing the problematic side effects of postoperative bruising, commonly referred to as purpura. It features Candela's patented Dynamic Cooling Device (DCD) to protect the epidermis. The system comes in a choice of four colors, an industry first, and is priced very competitively. Vbeam provides treatment of facial spider veins, port wine stains, leg telangiectasias, hemangiomas, poikiloderma, rosacea, scars, warts, stretch marks, vulvodynia, and other vascular abnormalities in adults, children and infants. The Vbeam's user-adjustable laser pulse duration (1.5-40msec) features Candela's innovative ultra-long pulse duration, the longest offered in a dye laser. Most treatments of vascular lesions cost between $300 and $800, depending on the length and type of procedure. The combination of Vbeam(TM) and GentleLASE-Registered Trademark- offers the capability to treat a majority of leg veins in patients seeking treatment. A predecessor product to Vbeam, the SPTL-1b, is currently marketed in Japan, pending Ministry of Health approval of Vbeam. The Vbeam was cleared for marketing by the FDA in the U.S. in January 2000, and it supplements our earlier ScleroPlus laser originally approved in 1995.


ALEXLAZR-TM- AND YAGLAzr-TM-. We offer two types of lasers to address removal of a broad range of pigmented lesions and most tattoos.

The ALEXlazr-TM- is a short-pulsed solid-state laser, which emits near-infrared light for the non-invasive removal of tattoo pigments and pigmented lesions such as freckles and Nevus of Ota, a bluish colored, non-vascular, pigmented lesion, generally found among persons of Asian descent. The ALEXlazr-TM- was cleared by the FDA for marketing for these uses in the U.S. in 1994. The ALEXlazr-TM- has a fiber optic delivery system that produces an even beam distribution without hot spots. Its wavelength maximizes beam penetration, providing positive results with deeper pigments and is effective in the removal of most tattoo pigments except red.

The YAGlazr-TM- is a short-pulsed Nd/YAG laser, which is able to emit both near infrared and green light, for the non-invasive removal of red tattoos and the treatment of brown benign pigmented lesions, such as age spots and sunspots. The YAGlazr-TM- was cleared for marketing by the FDA for these uses in the U.S. in 1994. The YAGlazr-TM- has variable pulse repetition frequency to optimize treatment time, and dual wavelengths that broaden treatment options, allowing for removal of tattoos which have red pigments as well as tattoos in darker skin types.

GENTLEPEEL-TM- The GentlePeel microdermabrasion system provides skin exfoliation of the face, hands, neck and eye areas. The GentlePeel is designed for practioners with patients who care about their appearance but have concerns about the recovery time from more invasive procedures. GentlePeel treatments are generally performed in less than 20 minutes. Clients look healthy and vibrant immediately - no discomfort, no healing time, and no need for dressings or camouflage make up. GentlePeel clinical indications include general dermabrasion, blending of scars and other imperfections, acne scar revision and skin exfoliation.

DYNAMIC COOLING DEVICE. Currently, DCD is integrated into GentleLASEPlus and Vbeam systems, as described above.



SALES AND DISTRIBUTION

We pursue a global marketing, sales and distribution strategy which is centrally managed out of our Wayland, Massachusetts headquarters. Separate regional managers for the Americas, Europe and the Middle East, and Asia ensure that the differing needs of each region are identified and satisfied. International sales are an important contributor to our revenue. During our 2000 fiscal year, the U.S. and Canada comprised 48% of our revenue, Japan and the Far East 32%, Europe 19%, and the rest of the world 1%.

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

We sell products in the U.S. primarily through our direct sales force to our traditional customer base of dermatologists and plastic and cosmetic surgeons. In addition, several independent distributors enhance our coverage of this traditional customer base. In order to expand outside our traditional customer base in the U.S., we entered into a three-year distribution arrangement with PSS in December 1998 that gives PSS the exclusive right to distribute the GentleLASE-Registered Trademark- and ScleroPLUS-TM- to specific office-based specialists. The PSS agreement has been amended to include our new Vbeam-TM-laser and any new products that are developed during the term of the agreement. PSS is a division of PSS World Medical, Inc., and is the largest distributor of medical supplies, equipment, and pharmaceuticals to office-based physicians in the U.S. Through its nationwide sales force of 700 representatives, PSS offers our products to approximately 100,000 office sites containing family practice and general practice physicians, ob/gyn specialists and/or general and vascular surgeons. The agreement with PSS specifies that our products will be the only aesthetic and cosmetic lasers sold by PSS.

Outside the U.S. we sell our products in Western Europe, Japan, Central and South America, including Brazil, the Middle East, and the Pacific Rim through direct sales offices and distribution relationships. We have 35 employees in our direct sales offices in Madrid, Frankfurt, Bangkok, Paris, Tokyo, and Osaka. We plan to open an additional direct sales office in northern Japan. We have established distribution relationships throughout Europe, Japan, Africa, Central and South America, including Brazil, and the Middle East. Outside the U.S. we currently utilize 37 distributors in 46 countries.

The following chart shows data relating to Candela's international activities during each of the last two fiscal years by geographic region. Revenue generated from regions other than the U.S. includes sales from Candela's German, Spanish, French, and Japanese subsidiaries, as well as sales shipped directly to international locations from the U.S. Candela does not record or report, either internally or externally, operating profit or assets in the same manner it aggregates revenues.

                                                                                     YEAR ENDED
                                                                          ---------------------------------
                                                                            July 1, 2000     July 3, 1999
                                                                          ----------------- ---------------
    REVENUE:
     (in 000's)
         United States and Canada ...............................                 $ 36,353        $ 28,135
         Japan and Far East .....................................                   24,005          18,175
         Europe .................................................                   14,608          11,837
         United States shipments to other regions of the world ..                      424             391


SERVICE AND SUPPORT

We believe that quick and effective delivery of service is important to our customers. We strive to respond to service calls within 24 hours and to complete the call within 48 hours to minimize practitioner disruption. Our principal service center and parts depot is located at our Wayland, Massachusetts headquarters. Parts depots are also located at our sales offices in Japan, Spain, Germany and France. Independent distributors maintain parts depots and service representatives adequate to cover their installed systems and have primary responsibility to service such systems. In addition, we have service representatives in each of our markets worldwide.

Product maintenance and repair following the warranty period provides an additional recurring source of revenue. Customers may elect to purchase a service contract or to purchase service on a time-and-materials basis. Our service contracts vary by the type of systems and the level of services desired by the customer and are typically for a 12 to 24 month period after the initial warranty period expires. Initial warranties on all laser products cover parts and service for twelve months. Customers may elect to purchase an additional 2 years of warranty on GentleLASE-Registered Trademark-. Our newest product, the V-Beam-Registered Trademark- laser system, comes with a 3-year, full-service warranty that includes maintenance and consumables.

Candela emphasizes education and support of its customers. Our recommended preventative maintenance, coupled with continuing technical education for service representatives, helps to ensure product reliability. After a sale, the system is installed and supported by a Candela qualified service engineer. After installation of a system at the customer's location, a nurse clinician provides the practitioner with training and clinical support.


MANUFACTURING

We design, manufacture, assemble, and test our branded products other than the GentlePeel system at our Wayland, Massachusetts facility. Ensuring adequate and flexible production capacity, continuous cost reduction, and superior product quality are top priorities of our manufacturing organization. We achieve our goals by:

     - working closely with the research and development organization, including significant early involvement in product design;

     - continually improving our just-in-time manufacturing and inventory processes; and

     -    effectively managing a limited number of the most qualified suppliers.

Our facility has ISO 9001 certification and EN 46001 registration. ISO 9001 certification provides guidelines for the quality of company systems associated with the design, manufacturing, installation, and servicing of company products. EN 46001 standards are European quality requirements specifically relating to the design of medical devices.

Our products are manufactured with standard components and subassemblies supplied by subcontractors to our specifications. We purchase certain components and subassemblies from a limited number of suppliers.

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


RESEARCH AND DEVELOPMENT

We believe that our advanced research and engineering activities are crucial to maintaining and enhancing our business, and we are currently conducting research on a number of applications. We believe that our in-house research and development staff has demonstrated its ability to develop innovative new products that meet evolving market needs. Our core competencies include:

     -    applied laser physics and technology,

     -    new imaging methods,

     -    tissue optics,

     -    photochemistry,

     -    laser-tissue interaction,

     -    clinical research, and

     -    engineering and design of medical laser devices.

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

In addition, Candela conducts joint research with physicians affiliated with various medical and research institutions. One example of technology developed through joint research is our DCD that was developed in conjunction with the Beckman Laser Institute at the University of California, Irvine. We anticipate continuing joint research and licensing arrangements with medical research institutions.

As of July 1, 2000, our research and development staff consisted of 32 people, eight of whom have advanced degrees including four Ph.Ds. The core members of our research and development team have been with us for an average of ten years.

CUSTOMERS

We currently sell our products primarily to physicians. The majority of our sales in the U.S. are financed through leasing companies. Although our sales are not dependent on any single customer or distributor, our sales to PSS have increased and we expect sales to PSS to continue to represent a significant portion of sales. Our customers are located in more than 40 countries. We have recently begun an innovative program to target the estimated 6,000 electrologists in the U.S. as potential customers for GentleLASEPlus for hair removal, positioning GentleLASEPlus as an adjunct to traditional electrolysis methods.


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

We believe that many factors will affect our competitive position in the future, including our ability to:

     - develop and manufacture new products that meet the needs of our markets,

     -    respond to competitive developments and technological changes,

     -    manufacture our products at lower cost,

     -    retain a highly qualified research and engineering staff, and

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

In addition to our portfolio of patents issued and pending, we license patented technology from third parties. We use DCD under a license agreement to patent rights owned by the Regents of the University of California. In August, 2000, we entered into an agreement to amend the license agreement whereby in exchange for an annual exclusivity fee, which will be prepaid in full in the amount of approximately $1.5 million by Candela, Candela will obtain exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch) in the following fields of use: procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, Inc. ("Cool Touch"), a subsidiary of New Star, will obtain a license to the DCD on a co-exclusive basis with Candela, in certain narrower fields of use. Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of Candela. Candela will receive one-half of all royalty income payable to the Regents from Cool Touch. Under the amended agreement, Candela no longer is required by the Regents to negotiate sublicenses to third parties. However, Candela will receive one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use.


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

We believe that our products do not infringe from the rights of third parties. However, we cannot be certain that third parties will not assert infringement claims against us in the future or that any such assertion will not result in costly litigation or require us to obtain a license to third party intellectual property. In addition, we cannot be certain that such licenses will be available on reasonable terms or at all, which could hurt our business, results of operations, and financial condition. We have received correspondence from Palomar Medical Technologies, the exclusive licensee from Star Medical Technologies of certain United States patents, and also from Star Medical, offering to grant us a nonexclusive license to such patents. We have engaged in discussions with Palomar relative to these patents, but have not yet decided on a specific course of action.


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

FOREIGN REGULATION. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Companies are now required to obtain the CE Mark prior to sale of certain medical devices within the EU. During this process, the sponsor must demonstrate compliance with ISO manufacturing and quality requirements. In addition, Candela is currently awaiting

Ministry of Health approval in Japan to market the ScleroPLUS-TM- and the Vbeam-TM-, and in Korea to market the Vbeam-TM-.

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


PRODUCT LIABILITY AND WARRANTIES

Our products are generally covered by a one-year warranty, while our Vbeam(TM) has a three-year warranty. We set aside a reserve based on anticipated warranty claims. We believe such reserves to be adequate, but in the event of a major product problem or recall, such reserves may be inadequate to cover all costs, and such an event could have a material adverse effect on our business, financial condition, and results of operations.

Our business involves the inherent risk of product liability claims. We maintain appropriate product liability insurance with respect to our products with a coverage limit of $13 million in the aggregate. We cannot be certain that with respect to our current or future products, such insurance coverage will continue to be available on terms acceptable to us or that such coverage will be adequate for liabilities that may actually be incurred.


THE SKIN CARE CENTERS

In June 1996, we began an effort to own and operate skin care centers offering cosmetic laser treatments utilizing our equipment along with other cosmetic services traditionally offered by high-end spas. We pursued this strategy by purchasing an operating spa in Boston in 1996. In March 1997, we opened a new facility in Scottsdale, Arizona, with no pre-existing customer base. We subsequently decided to reduce our focus on our skin care center efforts. We closed our Scottsdale, Arizona facility in the quarter ended December 27, 1997, and in January of 1999 ceased to offer aesthetic laser procedures at our Boston skin care center, although we continue to offer health and beauty services from this location. We are actively seeking buyers to assume the leases and purchase the assets of both the Scottsdale and Boston facilities in order to concentrate on our core business of manufacturing and servicing advanced aesthetic laser systems.


EMPLOYEES

As of July 1, 2000, we employed 311 people in the following areas of our organization:

     -    32 in research, development, and engineering,

     -    42 in manufacturing and quality assurance,

     -    25 in service positions,

     -    31 in sales and marketing,

     -    29 in finance and administrative positions and all others,

     - 117 in our clinic and health spa subsidiary, including both full and part-time employees, and

     -    35 in our international sales and service subsidiaries.

NEW ACCOUNTING PRONOUNCEMENTS


In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," which postponed the adoption date of SFAS No. 133. As such, the Company is not required to adopt the statement until fiscal 2001. Had the Company implemented SFAS No. 133 for the current reporting period, there would have been no material effect on operational results.

In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company has not assessed the effect that such adoption may have on its consolidated results of operations and financial position.




EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

     NAME                          AGE          POSITION
    ------                        -----         ---------
     Gerard E. Puorro               53          President, Chief Executive Officer and
                                                Director

     F. Paul Broyer                 51          Senior Vice President of Finance and
                                                Administration, Chief Financial Officer,
                                                and Treasurer

     William B. Kelley              45          Vice President, North American and Latin
                                                American Sales

     William McGrail                39          Vice President, Operations

     Toshio Mori                    48          Vice President, President of Candela KK

     Robert J. Wilber               42          Vice President, European Sales

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

Mr. McGrail was named Vice President of Operations in May 2000. Previously, Mr. McGrail served in the positions of Vice President of Development Engineering since July 1998. Mr. McGrail also served in the position of Director of Engineering since August 1994. From 1987 to 1992, he held the positions of Senior Software Engineer and Software Design Engineer. Prior to joining Candela, Mr. McGrail was employed with Raytheon Corporation.

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

Mr. Wilber was appointed Vice President of European Sales in February 1999, after serving as Vice President, Worldwide Service since August 1997. Previously, Mr. Wilber held the position of Director of Worldwide Service from October 1993 to August 1997. He has been with the Company since September of 1989 and was previously a Finance Group Director. From 1989 to 1992 Mr. Wilber held the positions of International Accounting Manager, Customer Service Manager, and Director of Financial Planning and Analysis. Prior to joining the Company, Mr. Wilber held positions at Sony Corporation of America, Massachusetts Computer Corporation, and National Semiconductor/Data Terminal Systems.


ITEM 2. PROPERTIES

We lease a facility totaling approximately 35,000 square feet for our operations in Wayland, Massachusetts, which is located approximately 20 miles west of Boston. The lease on this facility was amended in April 1998 to extend the expiration date to March 2003. Candela's management believes that its current facilities are suitable and adequate for our near-term needs.

Candela's subsidiary, Candela Skin Care Centers, Inc, currently leases the following facilities:

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



ITEM 3. LEGAL PROCEEDINGS

On August 11, 2000, Candela reached a settlement of legal disputes with the Regents of the University of California ("Regents") and New Star Technology, Inc. (`New Star"), relating to the Dynamic Cooling Device ("DCD") licensed by Candela from the Regents. Candela had commenced an arbitration against the Regents seeking a declaration that it was in compliance with its amended license agreement with the Regents. New Star had commenced litigation against Candela and the Regents arising from its unsuccessful efforts to obtain a license to the DCD technology from the Regents. Pursuant to the settlement, all three parties agreed to dismiss with prejudice all pending proceedings in the U.S. District Court for the Eastern District of California and the District of Massachusetts, and before the American Arbitration Association, and to exchange full releases. In addition, Candela and the Regents agreed to a further amendment of the

DCD license agreement between Candela and the Regents to provide that, in exchange for an annual exclusivity fee, which will be prepaid in full in the amount of approximately $1.5 million by Candela, Candela will obtain exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch) in the following fields of use: procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, Inc. ("Cool Touch"), a subsidiary of New Star, will obtain a license to the DCD, on a co-exclusive basis with Candela, in certain narrower fields of use. The settlement agreement also contains restrictions on Cool Touch's ability to assign its license rights to certain existing competitors of Candela. Candela will receive one-half of all royalty income payable to the Regents from Cool Touch. Under the amended agreement, Candela will no longer be required by the Regents to negotiate sublicenses to third parties. However, Candela will receive one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use. The annual exclusivity fee is payable upon closing with the Regents and Cool Touch in one payment, and will be amortized over the remaining life of the Regents' DCD patent. The amended license agreement specifies that, from the date of settlement, Candela's royalty obligation to the Regents will be computed based upon the list price (or price to distributors) on the DCD component of the laser system. While this modification retains the historical percentage royalty rate previously payable to the Regents, it will prospectively apply to more components sold and as a result will increase Candela's royalty payments compared to the method of computing royalties prior to the modification. Finally, Candela has agreed to provide a non-assignable contract not to sue Cool Touch relating to a patent owned by Candela. The parties' August 11, 2000 settlement is binding. The parties are currently negotiating a definitive settlement agreement and amended license agreement. The parties' August 11, 2000 settlement agreement provides that any dispute concerning these documents will be promptly and conclusively resolved by the mediator who facilitated the settlement.

From time to time, we are a party to various legal proceedings incidental to our business. We believe that none of the other presently pending legal proceedings will have a material adverse effect upon our financial position, results of operations, or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Candela's common stock trades on The NASDAQ Stock Market under the symbol
"CLZR."

At September 22, 2000, there were 375 holders of record of the Company's common stock and the closing sales price of the Company's common stock was $11.25.

The following table sets forth quarterly high and low closing sales prices of the common stock for the indicated fiscal periods:

                                                                         HIGH       LOW
                                                                        -------    ------
FISCAL 2000
       First Quarter..................................                 $11.7500   $ 6.7087
       Second Quarter.................................                  12.7500     6.7087
       Third Quarter..................................                  18.1250    11.5420
       Fourth Quarter.................................                  14.0000     9.0000

FISCAL 1999
       First Quarter..................................                 $ 3.1667   $ 1.7920
       Second Quarter.................................                   4.0207     2.0000
       Third Quarter..................................                   6.6667     3.7500
       Fourth Quarter.................................                  13.6253     5.4167


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


  (IN THOUSANDS, EXCEPT PER SHARE DATA)                                         FOR THE YEAR ENDED
                                                       -----------------------------------------------------------------
                                                         JULY 1,        JULY 3,       JUNE 27,       JUNE 28,    JUNE 29,
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                2000           1999          1998           1997        1996
-----------------------------------------                 ----           ----          ----           ----        ----
REVENUE:
  Lasers and other products....................         $60,340        $46,708       $25,917        $25,601     $20,403
  Product related service......................          11,320          8,801         8,405          7,660       7,861
  Skin care centers............................           3,730          3,079         2,703          2,244       2,149
                                                        -------        -------       -------        -------     -------
       Total revenue...........................          75,390         58,588        37,025         35,505      30,413
COST OF SALES:
  Lasers and other products....................          22,703         18,623        11,272         11,195       9,159
  Product related service......................           6,802          5,715         6,954          5,563       6,560
  Skin care centers............................           2,377          2,125         2,481          1,892       1,114
                                                        -------        -------       -------        -------      ------
       Total cost of sales ....................          31,882         26,463        20,707         18,650      16,833
GROSS PROFIT:
  Lasers and other products....................          37,637         28,085        14,645         14,406      11,244
  Product related service......................           4,518          3,086         1,451          2,097       1,301
  Skin care centers............................           1,353            954           222            352       1,035
                                                        -------        -------       -------        -------     --------
       Total gross profit......................          43,508         32,125        16,318         16,855      13,580
OPERATING EXPENSES:
  Research and development ....................           4,822          3,998         2,399          2,488       1,818
  Selling, general & administrative............          21,669         17,891        15,271         13,680       9,873
  Restructuring charge (1)....................                0              0         2,609              0           0
                                                        -------        -------       -------        -------     -------
       Total operating expenses................          26,491         21,889        20,279         16,168      11,691
                                                        -------        -------       -------        -------     -------

Income (loss) from operations .................          17,017         10,236        (3,961)           687       1,889
OTHER INCOME (EXPENSE):
  Interest income..............................           1,427            115            42             84          93
  Interest expense.............................            (482)          (492)         (235)          (107)        (49)
  Other (income) expense.......................             242             (3)         (123)           (26)       (207)
                                                        -------        --------      --------       --------    --------
       Total other income (expense)............           1,187           (380)         (316)           (49)       (163)
                                                        -------        --------      --------       --------    --------
INCOME (LOSS) BEFORE INCOME TAXES.............           18,204          9,856        (4,277)           638       1,726
Provision for income taxes....................            3,641          2,365           175            400         481
                                                        -------        -------       -------        -------     -------
NET INCOME (LOSS).............................          $14,563        $ 7,491       $(4,452)       $   238     $ 1,245
                                                        =======        =======       ========       =======     =======

Basic earnings(loss)per share................           $  1.33        $   .91       $  (.54)       $   .03     $   .16
Diluted earnings(loss)per share..............           $  1.19        $   .82       $  (.54)       $   .03     $   .15
Weighted average shares outstanding..........            10,932          8,250         8,219          8,097       7,982
Adjusted weighted average shares outstanding.            12,190          9,179         8,219          8,510       8,478


                                                        JULY 1,     JULY 3,      JUNE 27,  JUNE 28,  JUNE 29
CONSOLIDATED BALANCE SHEET DATA:                         2000        1999          1998       1997        1996
-------------------------------                          ----        ----          ----       ----        ----
Cash and cash equivalents....................          $34,863     $10,055       $ 1,615    $ 2,674     $ 3,041
Working capital..............................           44,255      13,186         2,639      7,032       8,608
Total assets.................................           73,164      36,451        22,604     24,837      19,334
Long-term debt...............................            3,034       3,181           887      1,519         557
Total stockholders' equity...................           48,563      14,023         5,395     10,246       9,965
Total liabilities and stockholders' equity...           73,164      36,451        22,604     24,837      19,334


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


OVERVIEW

We research, develop, manufacture, market, and service lasers used to perform aesthetic and cosmetic procedures. We sell our lasers principally to medical practitioners. Candela markets its products directly and through a network of distributors to end users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently, we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists, and general and vascular surgeons. Over 50% of our revenue in fiscal 2000 came from international sales.

We derive our revenue from:

     -    the sale of lasers and other products;

     -    the provision of product related services; and

     -    the operations of our remaining skin care center.

Domestic and international product sales are generated principally through our direct sales force based in the U.S. and five international offices. Prior to fiscal 1999, a relatively small portion of our sales have come through our network of independent distributors. In December 1998, we entered into an exclusive distributorship arrangement with Physician Sales and Service (PSS) whose 700 representatives target general practice physicians and certain specialists in the U.S. Sales to distributors for the years ended July 1, 2000 and July 3, 1999, increased as a result of this arrangement.

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

Product related service revenue consists of revenue from maintenance and repair services and the sale of spare parts and consumables. We derive revenue from extended warranty contracts, which are typically for a 12 to 24 month period. An extended 24 month warranty contract is standard with the purchase of our V-Beam-TM- system. In addition, we provide on- site service worldwide on a time-and-materials basis directly or through our distributors.

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

International revenue, consisting of sales from our subsidiaries in Germany, France, Spain, and Japan, and sales shipped directly to international locations from the U.S., during the fiscal years ended July 1, 2000, and July 3, 1999, represented 52% of total sales, and 53% for the year ended June 27, 1998.

Our fiscal year consists of the 52 or 53-week period ending on the Saturday closest to June 30 of each year. The years ended July 1, 2000, July 3, 1999, and June 27, 1998, contained 52, 53 and 52 weeks, respectively.



RESULTS OF OPERATIONS

The following tables set forth selected financial data for the periods indicated, expressed as percentages.

                                                            FOR THE YEAR ENDED
                                                   ----------------------------------------
                                                   JULY 1,         JULY 3,          JUNE 27,
                                                    2000            1999             1998
                                                    ----            ----             ----
REVENUE MIX:
(PERCENTAGE OF TOTAL REVENUE)
    Lasers and other products                       80.0%           79.7%            70.0%
    Product related service                         15.0            15.0             22.7
    Skin care centers                                5.0             5.3              7.3
                                                   -----           -----            -----
             Total                                 100.0%          100.0%           100.0%

OPERATING RATIOS:
GROSS PROFIT
(PERCENTAGE OF EACH REVENUE CATEGORY)
    Lasers and other products                       62.4%           60.1%            56.5%
    Product related service                         39.9            35.1             17.3
    Skin care centers                               36.3            31.0              8.2
                                                   -----           -----            -----
             Total                                  57.7%           54.8%            44.1%

OPERATING EXPENSE
(PERCENTAGE OF TOTAL REVENUE)
    Research and development                         6.4%            6.8%             6.5%
    Selling, general and administrative             28.7            30.5             41.2
    Restructuring charge                             0.0             0.0              7.1
                                                   -----           -----            -----
             Total                                  35.1            37.3             54.8
                                                   -----           -----            -----
Income (loss) from operations                       22.6            17.5            (10.7)
Other income (expense)                               1.5            (0.6)            (0.9)
                                                   -----           -----            -----
Net income (loss) before income taxes               24.1            16.9            (11.6)
    Provision for income taxes                       4.8             4.0              0.4
                                                   -----           -----            -----
Net income (loss)                                   19.3%           12.8%           (12.0)%
                                                   =====           =====            =====

FISCAL YEAR ENDED JULY 1, 2000 COMPARED TO FISCAL YEAR ENDED JULY 3, 1999

REVENUE. Total revenue increased 29% to $75.4 million in fiscal 2000 from $58.6 million in fiscal 1999. International revenue, consisting of sales from our subsidiaries in Germany, Spain, and Japan, and sales shipped directly to international locations from the U.S., was 52% of total revenue for both fiscal 2000 and fiscal 1999. Laser and product revenue increased 29% to $60.3 million in fiscal 2000 from $46.7 million in fiscal 1999. This was due to our initial shipments of our new Vbeam-TM- laser system for the treatment of vascular lesions and continued strong sales of our GentleLASE-Registered Trademark- hair removal system. Product-related service revenue increased 29% to $11.3 million in fiscal 2000 from $8.8 million in fiscal 1999. This increase was attributable to increased shipments of consumables used with our Vbeam-TM-, GentleLASE-Registered Trademark-, and Sclero products as well as an increase in the sale of service contracts. Skin care center revenue increased 21% to $3.7 million in fiscal 2000 compared to $3.1 million in 1999, due to increased marketing and promotional activities for our Boston Spa.

GROSS PROFIT. Gross profit increased to $43.5 million or 58% of revenue in fiscal 2000 from $32.1 million or 55% of revenue in fiscal 1999 mainly as a result of increased sales of higher margin GentleLASE-Registered Trademark- and Vbeam-Registered Trademark- systems. Gross profit on lasers and other products increased to $37.6 million or 62% in fiscal 2000 compared to $28.1 million or 60% in fiscal 1999. Gross profit for service revenue in fiscal 2000 increased to $4.5 million or 40% of revenue compared to $3.1 million or 35% of revenue for fiscal 1999 resulting from the increase in the number of units in service. Skin care center gross profit for fiscal year 2000 increased to $1.35 million or 36% of revenue in comparison to $0.95 million or 31% of revenue for fiscal year 1999 resulting from a combination of increased number of services and emphasis placed on cost control within the center.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development spending for fiscal 2000 increased 21% to $4.8 million, from $4.0 million for fiscal 1999. The increase in research and development expense reflects efforts to develop new products and product improvements designed to enhance, augment, and expand our existing product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 21% to $21.7 million in fiscal 2000, from $17.9 million in fiscal 1999. This reflects additional expenditures incurred to support our increased sales volume. This includes increased commission and travel costs as well as expenditures relating to our offices in Frankfurt, Paris, and Osaka. These offices were opened during the course of fiscal 1999 and 2000 and did not have a full year of expenses in fiscal 1999. Selling, general and administrative expenses were 29% of revenue in fiscal 2000 compared to 31% for fiscal 1999.

RESTRUCTURING CHARGE. During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2.6 million resulting from the closure of the skin care center located in Scottsdale, Arizona. During fiscal 2000, a total of $476,000 was charged against this reserve, representing costs associated with the closure of the Scottsdale facility leaving a reserve balance of $1.0 million. Candela continues to pursue a sublease of the Scottsdale facility, but if this effort is not successful, we could incur additional costs in excess of our existing reserve. Management believes that the reserve established to date will be sufficiently adequate so that no additional material charges will need to be recorded for at least the next 18 months.

OPERATING INCOME. Income from operations for the year ended July 1, 2000, increased by $6.8 million to $17.0 million, up from $10.2 million a year earlier. The improved performance was a result of increased revenue from product sales.

OTHER INCOME/EXPENSE. For the fiscal year ended July 1, 2000, total other income was $1.2 million in comparison to other expense of $0.4 million for the same period a year earlier. This increase was a result of increased interest income due to our substantially higher cash balances in fiscal 2000 in comparison to fiscal 1999. Operating margins for future periods will be impacted by a modified royalty formulation with respect to our DCD license from the Regents negotiated in August of 2000, since the same royalty rate will mow apply to more components sold.

INCOME TAXES. The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries. The provision for income taxes for the year ended July 1, 2000, reflects the utilization of tax credits generated in the current and tax provisions calculated in Japan and Spain at a rate in excess of the U.S. statutory tax rate. As of July 3, 1999, there were no federal net operating loss carryforwards and the federal tax credit carryforwards. We also released $3.1 million of the valuation allowance against our deferred tax asset in fiscal 2000. The effective tax rate for fiscal 2000 and 1999 are approximately 20% and 24%, respectively.

During fiscal 2000, Candela believed it was more likely than not that a portion of the deferred tax asset would be utilized during the current year. Therefore, the Company, in accordance with the Statement of Financial Accounting Standards Board No. 109 "Accounting for Income Taxes", decreased in valuation allowance against current year taxable income, resulting in a decrease to its effective rate.



FISCAL YEAR ENDED JULY 3, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 27, 1998

REVENUE. Total revenue increased 58% to $58.6 million in fiscal 1999 from $37.0 million in fiscal 1998. International product revenue, consisting of sales from our subsidiaries in Germany, Spain, and Japan, and sales shipped directly to international locations from the U.S., was 52% of total revenue for fiscal 1999 compared to 53% for the same period in 1998. Laser and product revenue increased 80% to $46.7 million in fiscal 1999 from $25.9 million in fiscal 1998. This was due mainly to a significant increase in the volume of both domestic and international shipments of the GentleLASE-Registered Trademark-, which we began shipping in March 1998. Product-related service revenue increased 5% to $8.8 million in fiscal 1999 from $8.4 million in fiscal 1998. This increase was attributable to shipments of consumables used with the GentleLASE-Registered Trademark- and Sclero products. Skin care center revenue increased 14% to $3.1 million in 1999 compared to $2.7 million in 1998, due to increased marketing and promotional activities for our Boston Spa.

GROSS PROFIT. Gross profit increased to $32.1 million or 55% of revenue in fiscal 1999 from $16.3 million or 44% of revenue in fiscal 1998 as a result of increased sales of higher margin GentleLASE-Registered Trademark- and higher absorption of fixed portions of manufacturing overhead. Gross profit on lasers and other products increased to $28.0 million or 60% in fiscal 1999 compared to $14.6 million or 57% in fiscal 1998. Gross profit for service revenue in fiscal 1999 increased to $3.1 million or 35% of revenue compared to $1.5 million or 17% of revenue for fiscal 1998. Skin care center gross profit for the year ended July 3, 1999 was positively impacted, in comparison to 1998, by the closure of the Scottsdale facility in the second quarter of fiscal 1998.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 17% to $17.9 million in fiscal 1999, from $15.3 million in fiscal 1998. This reflects increased staffing levels in the sales and marketing departments incurred to support revenue growth, partially offset by savings realized from operating one skin care center rather than two during the first six months of the fiscal year. Also affecting selling, general and administrative expense for fiscal 1999 was an expense of approximately $1.3 million for the payment of management bonuses that are tied to pre-tax profits derived from product and service revenue. In fiscal 1998, the management bonus accrued amounted to approximately $325,000. In relation to revenue, selling, general and administrative expenses were 31% of revenue in fiscal 1999 compared to 41% for fiscal 1998.

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

During the second quarter of fiscal 1999, Candela believed that it was more likely than not that a portion of the deferred tax asset would be utilized during 2000. Therefore, the Company, in accordance with the Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes", decreased its valuation allowance for the portion related to the utilization of the net operating loss and tax credit carryforwards against current year taxable income, resulting in a decrease to its effective rate.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities amounted to $8.5 million for fiscal 2000 compared to $8.8 million in fiscal 1999, reflecting increased operating profit offset by an increase in account receivables and other assets. Cash used in investing activities totaled $554,000 for fiscal 2000 compared to $161,000 for the same period a year earlier resulting from a reduction in the amount of assets sold in fiscal 2000. Cash provided by financing activities amounted to $18.1 million in 2000 in comparison to $15,000 for 1999. This was a result of completing our secondary offering in July, 1999, with the proceeds offset by the cost of Candela shares repurchased in the open market during the fourth quarter of fiscal 2000.

Cash and cash equivalents at July 1,2000, increased by $24.8 million to $34.9 million from $10.1 million at July 3, 1999, primarily due to the cash proceeds received from our July, 1999 secondary offering.

We completed a public offering in July 1999, for 3,645,000 shares of common stock, of which 2,249,781 shares were sold by Candela and 1,395,219 shares were sold by certain selling shareholders. We received approximately $19.1 million in net proceeds from the sale of our shares.

On October 15, 1998, we issued eight-year, 9.75% subordinated term notes to three investors in the aggregate amount of $3.7 million, secured by the Company's assets. The notes become due in October, 2006, and require quarterly interest payments. In addition, we issued warrants to purchase 555,000 shares of common stock to the note holders that have an exercise price of $2.67 per share. The relative fair value ascribed to the warrants is $836,000 and has been recorded as a component of Additional Paid-In Capital in Stockholders Equity. The relative fair value of the debt was recorded as $2,864,000. The debt will be accreted to face value using the interest method over eight years, which will result in interest expense of $836,000 over the eight-year period in addition to the 9.75% face interest.

The Company also maintains a renewable $5,000,000 revolving credit agreement with a major bank with interest at the bank's base rate. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of July 1, 2000.

Our remaining short-term and long-term debt is comprised of capital lease obligations in the amount of $15,000 and $9,000, respectively, at July 1, 2000, compared to $310,000 and $252,000, respectively, at July 3, 1999.

We believe that cash balances will be sufficient to meet anticipated cash requirements through the first quarter of fiscal 2002. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, nor that any such required additional capital will be available on reasonable terms, if at all, at such as it becomes required.


YEAR 2000 READINESS DISCLOSURE STATEMENT

We have executed a plan designed to make our products, information technology systems and equipment Year 2000 ready. To date, we have experienced no significant problems in our products, business interruptions or material adverse effects from the Year 2000 issue. However, we could still experience material unanticipated problems and costs caused by undetected errors or defects from the Year 2000 issue. We cannot guarantee that our Year 2000 readiness plan has been successfully implemented, and actual results could still differ materially from our plan


CAUTIONARY STATEMENTS


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


BECAUSE WE DERIVE MORE THAN HALF OF OUR REVENUE FROM INTERNATIONAL SALES, INCLUDING APPROXIMATELY ONE-THIRD OF OUR REVENUE FROM JAPAN AND THE ASIA-PACIFIC MARKETPLACE IN FISCAL 2000, WE ARE SUSCEPTIBLE TO CURRENCY FLUCTUATIONS, NEGATIVE ECONOMIC CHANGES TAKING PLACE IN JAPAN AND THE ASIA-PACIFIC MARKETPLACE, AND OTHER RISKS ASSOCIATED WITH CONDUCTING BUSINESS OVERSEAS.

We sell a significant portion of our products and services outside the U.S. and Canada. International sales, consisting of sales from our subsidiaries in Germany, Spain, and Japan, and sales shipped directly to international locations from the U.S., accounted for 52% of our revenue for fiscal year 2000, and we expect that they will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales. In particular, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation. Other risks associated with international sales which we have faced in the past include:

     -    longer payment cycles common in foreign markets,

     - failure to obtain or significant delays in obtaining necessary import or foreign regulatory approvals for our products, and

     -    difficulties in staffing and managing our foreign operations.


THE FAILURE TO OBTAIN ALEXANDRITE RODS FOR THE GENTLELASE-Registered Trademark- AND ALEXLAZR-TM-FROM OUR SOLE SUPPLIER WOULD IMPAIR OUR ABILIty to MANUFACTURE AND SELL GENTLELASE-Registered Trademark-.

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

DISAPPOINTING QUARTERLY REVENUE OR OPERATING RESULTS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO FALL.

Our quarterly revenue and operating results are difficult to predict and may swing sharply from quarter to quarter. Historically, our first fiscal quarter has had the least amount of revenue in any quarter of our fiscal year. The results of the first quarter are directly impacted by the seasonality of the purchasing cycle. In the last three fiscal years, first quarter revenue has been below the previous quarter's revenue in the range of 11.0% to 19.1%.

If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue is difficult to forecast for many reasons, some of which are outside of our control, including the following:

MARKET SUPPLY AND DEMAND

     - potential increases in the level and intensity of price competition between us and our competitors,

     -    potential decrease in demand for our products, and

     -    possible delays in market acceptance of our new products.

CUSTOMER BEHAVIOR

     - changes in or extensions of our customers' budgeting and purchasing cycles, and

     - changes in the timing of product sales in anticipation of new product introductions or enhancements by us or our competitors.

COMPANY OPERATIONS

     -    absence of significant product backlogs,

     -    our effectiveness in our manufacturing process,

     - unsatisfactory performance of our distribution channels, service providers, or customer support organizations, and

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

Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. Particularly, for example, we are awaiting Ministry of Health approval in Japan for the sale of ScleroPLUS-TM- and the Vbeam-TM-. We cannot be certain that we will be able to obtain (or continue to obtain) any such government approvals or successfully comply with any such foreign regulations in a timely and cost-effective manner, if at all, and our failure to do so could adversely affect our ability to sell our products.


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


ACHIEVING COMPLETE COMPLIANCE WITH FDA REGULATIONS IS DIFFICULT, AND IF WE FAIL TO COMPLY, WE COULD BE SUBJECT TO FDA ENFORCEMENT ACTION.

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. The FDA's regulatory scheme is complex, especially the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures. This complexity makes complete compliance difficult to achieve. Also, the determination as to whether a QSR violation has occurred is often subjective. If the FDA finds that we have failed to comply with the QSR or other applicable requirements, the agency can institute a wide variety of enforcement actions, including a public warning letter or other stronger remedies, such as:

     -    fines, injunctions, and civil penalties against us,

     -    recall or seizure of our products,

     - operating restrictions, partial suspension, or total shutdown of our production,

     - refusing our requests for 510(k) clearance or PMA approval of new products,

     -    withdrawing product approvals already granted, and

     -    criminal prosecution.


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

Our industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the U.S. until such patents are issued and are maintained in secrecy for a period of time outside the U.S. Accordingly, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications of others. Any claims of patent infringement would be time-consuming and could:

     -    result in costly litigation,

     -    divert our technical and management personnel,

     -    cause product shipment delays,

     -    require us to develop non-infringing technology, or

     -    require us to enter into royalty or licensing agreements.

Although patent and intellectual property disputes in the laser industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could hurt our gross margins. In addition, we cannot be sure that the necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from manufacturing and selling some of our products, which could hurt our business, results of operations, and financial condition. On the other hand, we may have to start costly and time consuming litigation in order to enforce our patents, to protect trade secrets, and know-how owned by us or to determine the enforceability, scope, and validity of the proprietary rights of others. We have received correspondence from Palomar Medical Technologies, the exclusive licensee from Star Medical Technologies of certain United States patents, and also from Star Medical, offering to grant us a nonexclusive license to such patents. We have engaged in discussions with Palomar relative to these patents, but have not yet decided on a specific course of action.


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

We may acquire businesses, products, and technologies that complement or expand our business. We may also consider joint ventures and other collaborative projects. We may not be able to:

     -    identify appropriate acquisition or joint venture candidates,

     - successfully negotiate, finance, or integrate any businesses, products, or technologies that we acquire, or

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




ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At July 1, 2000, the Company held foreign currency forward contracts with notional values totaling approximately $4,621,515 for the deliverance of 239,789,349 Japanese Yen, 826,885 German Marks, 262,959,104 Spanish Pesetas, and 3,524,487 French Francs. These contracts have maturities prior to September 13, 2000.The Company held foreign currency forward contracts with notional values totaling approximately $5,307,086 for the deliverance of 631,844,877 Japanese Yen at July 3, 1999. The carrying and net fair value of these contracts at July 1, 2000, was $0 and ($65,591), respectively, compared to $0 and $86,090, respectively, at July 3, 1999. The net fair value is computed by subtracting the value of the contracts using the yearend exchange rate (the notional value) from the value of the forward contracts computed at the contracted exchange rates.

We have cash equivalents and marketable securities that primarily consist of commercial paper, corporate bonds and overnight money market accounts. Interest rate return is fixed at the time of investment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are included herein and are indexed under item 14 (a) (1)-(2).



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required under this item is incorporated by reference to the Company's report on Form 8-K dated March 21, 2000 filed with the commission.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended July 1, 2000 under the headings "Election of Directors" and "Section 16(a) Reporting Delinquencies." The information concerning executive officers of the Company set forth under the caption "Executive Officers" in Item 1 of this Form 10-K is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended July 1, 2000 under the heading "Section 16(a) Reporting Delinquencies."

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission nor later than 120 days after the close of the

Company's fiscal year ended July 1, 2000, under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended July 1, 2000, under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information, if any, required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended July 1, 2000, under the heading "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following items are filed as part of this report:

(1) CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Auditors                                          F-1
   Report of Independent Accountants                                       F-2
   Consolidated Balance Sheets - July 1, 2000 and July 3, 1999             F-3
   Consolidated Statements of Operations - Years ended July 1, 2000,
    July 3, 1999, and June 27, 1998                                        F-4
   Consolidated Statements of Stockholders' Equity - Years Ended
    July 1, 2000, July 3, 1999, and June 27, 1998                          F-5
   Consolidated Statements of Cash Flows - Years Ended July 1, 2000,
    July 3, 1999, and June 27, 1998                                        F-6
   Notes to Consolidated Financial Statements                              F-7

(2)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

   Schedule II - Valuation and Qualifying Accounts                         F-21

The reports of the registrant's independent auditors with respect to the above-listed financial statements and financial statement schedule appears on page F-1 and F-2 of this report.

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

(3) EXHIBITS: Except as otherwise noted, the following documents are incorporated by reference from the Company's Registration Statement on Form S-1 (File Number 333-78339):

3.1      Certificate of Incorporation, as amended


     3.2         < FN9 >     By-laws of the Company, as amended and restated
     3.3         < FN1 >     Agreement of Merger between Candela Corporation,
                             Inc., a Massachusetts corporation, and Candela
                             Laser Corporation, a Delaware corporation.
     4.1         < FN6 >     Form of Rights Agreement dated as of
                             September 4, 1992, between the Company and The
                             First National Bank of Boston, as Rights Agent,
                             which includes as Exhibit A thereto the Form of
                             Rights Certificate
    10.1         < FN1 >     1985 Incentive Stock Option Plan
    10.2         < FN2 >     1987 Stock Option Plan
    10.2.1       < FN2 >     1989 Stock Plan
    10.2.2       < FN3 >     1990 Employee Stock Purchase Plan
    10.2.3       < FN3 >     1990 Non-Employee Director Stock Option Plan
    10.2.4       < FN7 >     1993 Non-Employee Director Stock Option Plan
    10.2.5       < FN13 >    1998 Stock Plan
     10.3        < FN7 >     Lease for premises at 526 Boston Post Road, Wayland,
                             Massachusetts
     10.4        < FN7 >     Lease for premises at 530 Boston Post Road,
                             Wayland, Massachusetts
     10.5        < FN7 >     Patent License Agreement between the Company and
                             Patlex Corporation effective as of July 1, 1988
     10.6        < FN4 >     License Agreement among the Company, Technomed
                             International, Inc. and Technomed International
                             S.A. dated as of December 20, 1990
     10.7        < FN5 >     License Agreement between the Company and Pillco
                             Limited Partnership effective as of October 1, 1991



     10.8        < FN8 >     Distribution Agreement between the Company and
                             Cryogenic Technology Limited, dated
                             October 15, 1993
     10.9        < FN10 >    Asset Purchase Agreement between the Company and
                             Derma-Laser, Limited and Derma-Lase, Inc. dated
                             June 23, 1994.
   10.10         < FN13 >    Letter Agreement between the Company and Fleet Bank
                             dated February 13, 1997
   10.10.1       < FN13 >    Amendment to Letter Agreement between the Company
                             and Fleet Bank dated December 15, 1998.
    10.11*       < FN11 >    Exclusive Distribution Agreement dated as of
                             December 21, 1999, by and among the Company and
                             Physicians Sales and Service.
     10.12*      < FN11 >    Exclusive License Agreement dated as of
                             February 13,1995 and amended October 15, 1998, by
                             and among the Company and the Regents of the
                             University of California.
     10.12.1*                Settlement Agreement dated August 11, 2000 and
                             among the Company, the Regents of the University of
                             California, and Cool Touch, Inc.
     10.13       < FN12 >    Note and Warrant Purchase Agreement, dated
                             as of October 15, 1998 by and among the Company,
                             Massachusetts Capital Resource Company, William D.
                             Witter and Michael D.Witter.
     10.13.1     < FN12 >    Form of Note delivered to the Company in the
                             aggregate principal amount of $3,700,000 to
                             Massachusetts Capital Resource Company, William D.
                             Witter and Michael D. Witter.
     10.13.2     < FN12 >    Form of Common Stock Purchase Warrant to
                             purchase an aggregate of 370,000 shares of the
                             Company's Common Stock delivered to Massachusetts
                             Capital Resource Company, William D. Witter and
                             Michael D. Witter.
     21.1        < FN11 >    Subsidiaries of the Company
     23.1                    Consent of PricewaterhouseCoopers LLP (Independent
                             Accountants)
     23.2                    Consent of Ernst & Young, LLP (Independent Auditors)
     27.1                    Financial Data Schedule
        _

* Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2.


                  < FN1 >    Previously filed as an exhibit to Registration Statement
                             No. 33-54448B and incorporated herein by reference.
                  < FN2 >    Previously filed as an exhibit to the Company's
                             Amended and Restated Annual Report on Form 10-K for
                             the fiscal year ended June 30, 1988, and
                             incorporated herein by reference.
                  < FN3 >    Previously filed as an exhibit to the Company's
                             Annual Report on Form 10-K for the fiscal year
                             ended June 30, 1990, and incorporated herein by
                             reference.
                  < FN4 >    Previously filed as an exhibit to Form 10-Q for the
                             quarter ended December 29, 1990, and incorporated
                             herein by reference.
                  < FN5 >    Previously filed as an exhibit to Form 10-Q for the
                             quarter ended September 28, 1991, and incorporated
                             herein by reference.
                  < FN6 >    Previously filed as an exhibit to Form 8-K, dated
                             September 8, 1992, and incorporated herein by
                             reference.
                  < FN7 >    Previously filed as an exhibit to the Company's
                             Annual Report on Form 10-K for the fiscal year
                             ended July 3, 1993, and incorporated herein by
                             reference.
                  < FN8 >    Previously filed as an exhibit to Form 10-Q for the
                             quarter ended January 1, 1994, and incorporated
                             herein by reference.
                  < FN9 >    Previously filed as an exhibit to Form 10-Q for the
                             quarter ended April 2, 1994, and incorporated
                             herein by reference.
                  < FN10 >   Previously filed as an exhibit to the Company's
                             Annual Report on Form 10-K for the fiscal year
                             ended July 2, 1994, and incorporated herein by
                             reference.
                  < FN11 >   Previously filed as an exhibit to Form 10-Q for the
                             quarter ended March 27, 1999 and incorporated
                             herein for reference.
                  < FN12 >   Previously filed as an exhibit to the Company's
                             Amended and Restated Annual Report on Form 10-K for
                             the fiscal year ended June 27, 1998, and
                             incorporated herein by reference.
                  < FN13 >   Previously filed as an exhibit to Registration
                             Statement No. 333-78339 and incorporated herein by
                             reference.


                    (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended July 1, 2000.

                    (c) The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 14(a)(3) above.

                    (d) The Company hereby files, as part of this Form 10-K, the consolidated financial Statement schedules listed in Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2000.

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

     Signature                                 Title                                          Date
     ---------                                 -----                                          ----
     /s/ Gerard E. Puorro                      President, Chief Executive                     September 28, 2000
     -------------------------                 Officer, and Director
     Gerard E. Puorro                          (Principal Executive Officer)

     /s/ F. Paul Broyer                        Senior Vice President of                       September 28, 2000
    -------------------------                  Finance and Administration,
     F. Paul Broyer                            Treasurer and Chief Financial
                                               Officer

     /s/ Kenneth D. Roberts                    Chairman of the Board                          September 28, 2000
     -------------------------                 of Directors
     Kenneth D. Roberts

     /s/ Richard J. Cleveland                  Director                                       September 28, 2000
     -------------------------
     Richard J. Cleveland

     /s/ Theodore G. Johnson                   Director                                       September 28, 2000
     -------------------------
     Theodore G. Johnson

     /s/ Nancy Nager                           Director                                       September 28, 2000
     -------------------------
     Nancy Nager

     /s/ Douglas W. Scott                      Director                                       September 28, 2000
     -------------------------
     Douglas W. Scott

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors Candela Corporation

We have audited the accompanying consolidated balance sheet of Candela Corporation and subsidiaries as of July 1, 2000 and the related statements of operations and comprehensive income, stockholders' equity and cash flows for the year ended July 1, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candela Corporation and subsidiaries at July 1, 2000, and the results of its operations and its cash flows for the year ended July 1, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ERNST & YOUNG LLP


Boston, Massachusetts
August 11, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Candela Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income, of stockholders' equity and cash flows, present fairly, in all material respects, the financial position of Candela Corporation and its Subsidiaries at July 3, 1999, and the results of their operations and their cash flows for each of the two years in the period ended July 3, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended July 3, 1999, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PRICEWATERHOUSECOOPERS LLP


Boston, Massachusetts
August 23, 1999

                      CANDELA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          JULY 1, 2000 AND JULY 3, 1999
                             (DOLLARS IN THOUSANDS)


ASSETS                                                        2000               1999
------                                                        ----               ----
Current assets:
Cash and cash equivalents (Note 1)                           $ 34,863           $ 10,055
Accounts receivable (net of allowance of $1,207 and
  $998 in 2000 and 1999, respectively)(Notes 1 & 8)            19,875             12,337
Notes receivable                                                1,813              2,186
Inventories (Notes 1 & 2)                                       8,386              6,927
Other current assets                                              885                928
                                                             --------           --------

Total current assets                                           65,822             32,433


Property and equipment, net (Note 3)                            2,462              2,626
Deferred tax assets (Note 7)                                    4,643              1,100
Other assets                                                      237                292
                                                             --------           --------

Total assets                                                 $ 73,164           $ 36,451
                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

Accounts payable                                             $  4,654           $  4,846
Accrued payroll and related expenses                            2,351              3,735
Accrued warranty costs                                          3,295              2,502
Income taxes payable                                            3,332              3,185
Restructuring reserve (Note 10)                                 1,043              1,519
Other accrued liabilities                                       1,467              1,132
Current portion of long-term debt(Note 5)                          15                415
Deferred income (Note 4)                                        5,410              1,913
                                                             --------           --------

Total current liabilities                                      21,567             19,247

Long-term debt (Note 5)                                         3,034              3,181

Commitments and contingencies(Note 5)                               -                  -

Stockholders' equity (Note 6):
Common stock, $.01 par value: 30,000,000
shares authorized;  11,501,241 and 8,347,497
shares issued and outstanding in 2000
and 1999, respectively                                            115                 83

Additional paid-in capital                                     41,924             18,535
Treasury stock, at cost; 280,000 shares                        (3,046)                 -
Accumulated earnings (deficit)                                 10,717             (3,846)
Accumulated other comprehensive income                         (1,147)              (749)
                                                             --------           --------

Total stockholders' equity                                     48,563             14,023
                                                             --------           --------

Total liabilities and stockholders' equity                   $ 73,164           $ 36,451
                                                             ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

                      CANDELA CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
        FOR THE YEARS ENDED JULY 1, 2000, JULY 3, 1999, AND JUNE 27, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         2000               1999               1998
                                                       --------           --------           --------
 Revenue:
   Lasers and other products                           $ 60,340           $ 46,708           $ 25,917
   Product related service                               11,320              8,801              8,405
   Skin care centers                                      3,730              3,079              2,703
                                                       --------           --------           --------

      Total revenue                                      75,390             58,588             37,025

 Cost of sales:
   Lasers and other products                             22,703             18,623             11,272
   Product related service                                6,802              5,715              6,954
   Skin care centers                                      2,377              2,125              2,481
                                                        --------           --------           --------

      Total cost of sales                                31,882             26,463             20,707
                                                        --------           --------           --------


 Gross profit                                            43,508             32,125             16,318

 Operating expenses:
   Research and development                               4,822              3,998              2,399
   Selling, general and administrative                   21,669             17,891             15,271
   Restructuring charge                                       -                  -              2,609
                                                        --------           --------           --------

      Total operating expenses                           26,491             21,889             20,279
                                                        --------           --------           --------

 Income (loss) from operations                           17,017             10,236             (3,961)
 Other income (expense)
   Interest income                                        1,427                115                 42
   Interest expense                                        (482)              (492)              (235)
   Other income (expense)                                   242                 (3)              (123)
                                                       --------           --------           --------

      Total other income (expense)                        1,187               (380)              (316)
                                                        --------           --------           --------

 Income (loss) before income taxes                       18,204              9,856             (4,277)
 Provision for income taxes                               3,641              2,365                175
                                                        --------           --------           --------

 Net income (loss)                                     $ 14,563           $  7,491           $ (4,452)
                                                        ========           ========           ========

 Basic earnings (loss) per share                       $   1.33           $   0.91           $  (0.54)

 Diluted earnings (loss) per share                     $   1.19           $   0.82           $  (0.54)
                                                        ========           ========           ========

 Weighted average shares outstanding                     10,932              8,250              8,219

 Adjusted weighted average shares
   outstanding                                           12,190              9,179              8,219
                                                        ========           ========           ========


Net income (loss)                                      $ 14,563           $  7,491           $ (4,452)
Other comprehensive income (loss) net of tax:
   Foreign currency translation adjustment                 (318)               (14)              (607)
                                                        --------           --------           --------

Comprehensive income (loss)                            $ 14,245           $  7,477           $ (5,059)
                                                        ========           ========           ========


The accompanying notes are an integral part of the consolidated financial statements.

                      CANDELA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE YEARS ENDED JULY 1, 2000, JULY 3, 1999, AND JUNE 27, 1998
                                 (IN THOUSANDS)

                                                                                                          ACCUMULATED
                                                          ADDITIONAL                      ACCUMULATED        OTHER
                                                           PAID-IN                         EARNINGS      COMPREHENSIVE
                                      COMMON STOCK         CAPITAL      TREASURY STOCK     (DEFICIT)         INCOME           TOTAL
                                      -------------       --------      --------------     ----------       --------         -------
                                     SHARES   AMOUNT                   SHARES   AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
BALANCE JUNE 29, 1997                8,130      $81       $17,196        -       $-        $ (6,885)         $(146)        $10,246

Sale of common stock
    under stock plans                   89        1           184                                                              185
Net loss                                                                                     (4,452)                        (4,452)
Currency translation
     adjustment                                                                                               (584)           (584)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE JUNE 27, 1998                8,219       82        17,380        -        -         (11,337)          (730)          5,395

Sale of common stock
     under stock plans                 126        1           309                                                              310
Exercise of stock
     warrants                            3                     10                                                               10
Issuance of stock
     warrants                                                 836                                                              836
Net income                                                                                    7,491                          7,491
Currency translation
     adjustment                                                                                                (19)            (19)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE JULY 3, 1999                 8,348       83        18,535        -        -          (3,846)          (749)         14,023

Sale of common stock
     under stock plans                 693        7         1,856                                                            1,863
Exercise of stock
     warrants                          210        2           788                                                              790
Secondary offering                   2,250       23        19,101                                                           19,124
Purchase of treasury stock                                           (280)   (3,046)                                        (3,046)
Disqualifying dispositions
     of stock options                                       1,644                                                            1,644
Net income                                                                                   14,563                         14,563
Currency translation
     adjustment                                                                                               (398)           (398)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE JULY 1, 2000                11,501     $115      $ 41,924    (280) $ (3,046)       $ 10,717        $(1,147)       $ 48,563

-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                      CANDELA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH
     FLOWS FOR THE YEARS ENDED JULY 1, 2000, JULY 3, 1999, AND JUNE 27, 1998
                                 (IN THOUSANDS)

                                                                2000              1999                1998
                                                               ------            ------              -------
 Cash flows from operating activities:
   Net income (loss)                                         $ 14,563           $  7,491           $ (4,452)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used for)
      operating activities:
      Depreciation and amortization                               715                751                815
      Provision for bad debts                                     312                268                844
      Provision for restructuring charges                           -                  -              2,609
      Accretion of interest on debt discount                       96                 66                  -
   Increase (decrease) in cash from working capital:
          Accounts receivable                                  (7,984)            (3,905)              (950)
          Notes receivable                                        629               (488)              (434)
          Inventories                                          (1,247)               362               (810)
          Other current assets                                     91               (762)               314
          Other assets                                         (3,542)            (1,114)               664
          Accounts payable                                        443                361             (1,046)
          Accrued payroll and related expenses                 (1,278)             2,415                491
          Deferred income                                       3,499                 78               (241)
          Accrued warranty costs                                  793                488                683
          Income taxes payable                                  1,646              2,849               (154)
          Restructuring reserve                                  (476)              (289)              (501)
          Other accrued liabilities                               265                213                303
                                                             --------           --------           --------
 Net cash provided by (used for) operating
   activities                                                   8,525              8,784             (1,865)


 Cash flows from investing activities:
   Proceeds from sale of assets                                     -                363                 24
   Purchases of property and equipment                           (554)              (524)              (317)
                                                             --------           --------           --------


 Net cash used for investing activities                          (554)              (161)              (293)


 Cash flows from financing activities:
   Net borrowings from (repayments of) lines
      of credit                                                     -             (2,700)             1,700
   Proceeds from issuance of debt and stock
      warrants                                                      -              3,700                396
   Principal payments on debt                                     (78)              (668)              (441)
   Payments of capital lease obligations                         (574)              (638)              (390)
   Proceeds from issuance of common stock                      21,777                321                184
   Purchases of treasury stock                                 (3,046)                 -                  -
                                                             --------           --------           --------


 Net cash provided by financing activities                     18,079                 15              1,449


 Effect of exchange rate changes on
  cash and cash equivalents                                    (1,242)              (198)              (350)
                                                             --------           --------           --------

 Net increase (decrease) in cash and
   cash equivalents                                            24,808              8,440             (1,059)

 Cash and cash equivalents at beginning
   of period                                                   10,055              1,615              2,674
                                                             --------           --------           --------

 Cash and cash equivalents at end of period                  $ 34,863           $ 10,055            $ 1,615
                                                             ========           ========           ========
 Cash paid during the year for:
   Interest                                                  $    387           $    366           $    235
   Income taxes                                                 3,099           $    615           $    356

 Non-cash activity:
   Capital lease financing                                   $      -           $     42           $     84

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

The Company's fiscal year ends on the Saturday nearest June 30. The years ended July 1, 2000, July 3, 1999, and June 27, 1998 contain 52, 53 and 52 weeks, respectively.

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

CASH AND CASH EQUIVALENTS

The Company classifies investments purchased with a maturity at the date of acquisition of three months or less as cash equivalents. These are valued at cash plus accrued interest, which approximates market value. At July 1, 2000, and July 3, 1999, substantially all cash equivalents were invested in overnight Repurchase Agreements, U.S. Treasury Bills with a major bank, or commercial paper issued by a major bank. The Company had letters of credit outstanding at July 1, 2000, amounting to $37,727 with expiration dates varying between August 15, and September 30, 2000.

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

At July 1, 2000, the Company held foreign currency forward contracts with notional values totaling approximately $6,179,614 for the deliverance of 387,425,844 Japanese Yen, 826,885 German Marks, 262,959,104 Spanish Pesetas, and 3,524,487 French Francs. These contracts have maturities prior to September 13, 2000. The Company held foreign currency forward contracts with notional values totaling approximately $5,307,086 for the deliverance of

631,844,877 Japanese Yen at July 3, 1999. The carrying and net fair value of these contracts at July 1, 2000, was $0 and ($52,921), respectively, compared to $0 and $86,090, respectively, at July 3, 1999. The net fair value is computed by subtracting the value of the contracts using the year-end exchange rate (the notional value) from the value of the forward contracts computed at the contracted exchange rates.

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


                                                         NUMBER OF YEARS
                                                         ---------------
Leasehold improvements and assets under capital lease       2 to 13
Office furniture and other equipment                        3 to 5
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

SERVICE - Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period. Revenue from service administered by Candela is recognized as the services are provided. Amounts received from the sale of gift certificates by Candela Skin Care Centers ("CSCC") are deferred and recognized as revenue when the services are provided.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs were $782,000, $604,000 and $608,000 for the years ending July 1, 2000, July 3, 1999 and June 27, 1998, respectively.


FOREIGN CURRENCY TRANSLATION

The activity of the Company's foreign subsidiaries is translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation of the Japanese, Spanish, German, and French subsidiary balance sheets are accumulated as a separate component of stockholders' equity. Net exchange gain or (loss) resulting from foreign currency transactions amounted to $190,000, ($20,000) and ($138,000) for fiscal 2000, 1999, and 1998, respectively, and are included in other expense.

PRODUCT WARRANTY COSTS

The length of the Company's warranty on end user sales of medical devices is generally one year on parts and labor except on our Vbeam-TM- system, which carries a standard three-year warranty. An extended warranty is also available for purchase for our GentleLASE-Registered Trademark- systems. Distributor sales generally include a parts warranty only. Estimated future costs for initial product warranties are provided for at the time of sale.

STOCK SPLIT

On January 19, 2000, the Board of Directors approved a three-for-two stock split, payable in the form of a 50% stock dividend, to all shareholders of record on January 28, 2000. Except for shares authorized, references to number of shares and to per share information in the consolidated financial statements have been adjusted to reflect the stock split.

TREASURY STOCK

The Board of Directors approved a share repurchase program whereby the Company has the option to repurchase up to 750,000 of its common shares between December 13, 1999 and December 12, 2001. The Company has implemented the plan through open market purchases, which are paid for with general corporate funds. As of July 1, 2000, the Company had repurchased 280,000 shares.

EARNINGS (LOSS) PER SHARE

(numbers in thousands, except                            FOR THE YEARS ENDED
  per share amounts)                          ------------------------------------------
                                               JULY 1,         JULY 3,          JUNE 27,
                                                2000            1999              1998
                                              --------        --------          --------
 NUMERATOR
 Net income (loss)                            $14,563          $ 7,491          $(4,452)
                                              =======          ========          ========
 DENOMINATOR
 BASIC EARNINGS PER SHARE
 Weighted average shares outstanding           10,932            8,250            8,219
                                              --------        --------          --------
 Basic earnings (loss) per share              $  1.33          $  0.91          $ (0.54)
                                              =======          ========          ========



DILUTED EARNINGS PER SHARE
Weighted average shares outstanding            10,932            8,250            8,219
Effect of dilutive warrants                       702              317                -
Effect of dilutive options                        556              612                -
                                              --------        --------          --------
 Adjusted weighted average shares
  outstanding                                  12,190            9,179            8,219
                                              --------        --------          --------
 Diluted earnings (loss) per share            $  1.19          $  0.82          $ (0.54)
                                              =======          ========          ========

During the years ended July 1, 2000, July 3, 1999, and June 27, 1998, options and warrants to purchase 157,500, 6,884 and 304,371 shares of common stock, respectively, were not included in the computation of diluted earnings (loss) per share because they would have had an anti-dilutive effect.

DIVIDENDS

The Company currently intends to retain future earnings for use in its business and, therefore, does not expect to pay dividends in the foreseeable future.


ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected the disclosure-only alternative permitted under SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has disclosed herein pro forma net income and pro forma earnings per share in the footnotes using the fair value based method for fiscal 2000, 1999, and 1998.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," which postponed the adoption date of SFAS No. 133. As such, the Company is not required to adopt SFAS 133 until fiscal 2001. Had the Company implemented SFAS No. 133 for the current reporting period, there would have been no material effect on operational results.

In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company has not assessed the effect that such adoption may have on its consolidated results of operations and financial position.


UNCERTAINTIES

The Company is subject to risks common to companies in the aesthetic laser industry, including (i) the Company's ability to successfully complete preclinical and clinical development and obtain timely regulatory approval and adequate patent and other proprietary rights protection of its products and services, (ii) the content and timing of decisions made by the Food & Drug Administration and other agencies regarding the procedures for which the Company's products may be approved, (iii) the ability of the Company to manufacture adequate supplies of its products for development and commercialization activities, (iv) the accuracy of the Company's estimates of the size and characteristics of markets to be addressed by the Company's products and services, (v) market acceptance of the Company's product and services, (vi) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate, and (vii) the accuracy of the

Company's information concerning the products and resources of competitors and potential competitors.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                                   JULY 1,                JULY 3,
                                                    2000                  1999
                                                    ----                  ----
Raw materials                                      $2,750                $1,643
Work in process                                       602                 1,395
Finished goods                                      5,034                 3,889
                                                   ------                ------
                                                   $8,386                $6,927
                                                   ======                ======



3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                JULY 1,               JULY 3,
                                                                 2000                  1999
                                                                 ----                  ----
Leasehold improvements                                          $2,268                $2,173
Office furniture                                                   977                   791
Laser systems                                                      483                   482
Computers and other equipment                                    4,486                 4,265
                                                                 -----                 -----
                                                                 8,214                 7,711
Less accumulated depreciation and amortization                  (5,752)               (5,085)
                                                                 -----                 -----
Property and equipment, net                                     $2,462                $2,626
                                                                ======                ======

Depreciation expense was approximately $715,000, $751,000, and $684,000 for fiscal 2000, 1999, and 1998, respectively.

Assets under capital lease obligations of $989,000 and $487,000 are included in property and equipment at July 1, 2000 and July 3, 1999, respectively. Accumulated depreciation on these assets was $811,000 and $413,000 at July 1, 2000 and July 3, 1999, respectively.


4.  DEFERRED INCOME

Deferred income consists of the following (in thousands):

                                                                JULY 1,             JULY 3,
                                                                 2000                 1999
                                                                 ----                 ----
Service contract revenue                                       $ 2,041              $   941
Extended service plans                                           2,228                    -
Gift certificate revenue                                           730                  510
Customer deposits                                                  270                    -
Other deferred sales revenue                                       141                  462
                                                               -------              -------
                                                               $ 5,410              $ 1,913
                                                               =======              =======

5. DEBT AND LEASE OBLIGATIONS


LINE OF CREDIT

During fiscal 2000, the Company obtained a renewable $5,000,000 revolving credit agreement with a major bank with interest at the bank's base rate or LIBOR plus 225 basis points. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of July 1, 2000.

During fiscal 1999, the Company maintained a renewable $3,500,000 revolving credit agreement with a major bank with interest at the bank's prime lending rate. No amounts were outstanding under the line of credit as of July 3, 1999. This line of credit expired on December 1, 1999.


SUBORDINATED NOTES

On October 15, 1998, the Company issued eight-year, 9.75%, subordinated term notes ("Note Agreement") to three investors in the aggregate amount of $3.7 million, secured by the assets of the Company. The notes become due in October 2006, and require quarterly interest payments. The Company is required to make mandatory quarterly principal payments of $185,000, along with any unpaid interest, beginning on January 31, 2002. In addition, the Company issued warrants to purchase 370,000 shares of common stock (555,000 shares post-split) to the note holders which have an exercise price of $4.00 per share and are exercisable through October 2006. The relative fair value ascribed to the warrants of $836,000 (measured as of the date of issuance) was estimated using a Black-Scholes model assuming a 4.5% risk free rate of return, an eight-year life of the warrant, a 72% volatility factor for an eight-year period and no dividend rate. The relative fair value of the warrants has been recorded as a component of Additional Paid-In Capital. The relative fair value of the debt was recorded as $2,864,000. In addition to the 9.75% stated interest rate, interest expense of an additional $836,000 will be accreted to debt using the interest method over the eight-year life of the debt to bring the value of that debt to its $3.7 million face value. The Note Agreement also contains clauses that prohibit the Company from redeeming the notes earlier than November 1, 2001, except in certain circumstances. The Company is also subject to an early redemption premium amounting to 10% if paid in the first year following November 1, 2001. This premium decreases by 2% per year for the next two years following November 1, 2001 and allows for the Company to redeem the notes without penalty after November 1, 2004. The agreement contains restrictive covenants establishing maximum leverage, certain minimum ratios, and minimum levels of net income.

BANK LOAN

In June 1997, the Company obtained an unsecured term bank loan denominated in 75,000,000 Japanese Yen bearing interest at 1.745% per annum with quarterly payments of principal and interest. This bank loan was paid in full September 1999.

In June 1998, the Company obtained a term bank loan denominated in 50,000,000 Japanese Yen, collateralized by a customer note receivable, bearing interest at

1.825% per annum with payment of interest in advance. The principal became due and was paid in August 1998.


LONG-TERM DEBT

The Company's long-term debt consists of the following (dollars in thousands):

                                                                                              JULY 1,      JULY 3,
                                                                                               2000         1999
                                                                                             --------     --------
  Subordinated notes, eight-year term, 9.75% interest rate, quarterly interest payments due through October, 2006
   quarterly principal payments commencing in January, 2002                                  $ 3,025      $ 2,929

  Obligations under capital leases collateralized by the related equipment interest from 5.8% to 12.31% per annum; payments of principal
   and interest through March 2002                                                                24          598

  Unsecured term bank loan denominated in 75,000,000 Japanese yen; interest at 1.745% per annum; quarterly payments of principal and interest
   through September 1999                                                                          _           69
                                                                                               -----        -----
                                                                                               3,049        3,596
  Less current portion                                                                            15          415
                                                                                             -------      -------
  Total long-term debt                                                                       $ 3,034      $ 3,181
                                                                                             =======      =======

     As of July 1, 2000, the Company's scheduled maturities under debt and capital lease obligations are as follows (in thousands):

                           Fiscal
                            2001                            $   15
                            2002                               379
                            2003                               740
                            2004                               740
                            2005 and thereafter              1,850
                                                            ------
                            Total obligations                3,724
                            Less: future accretion            (675)
                                                            ------
                            Long-term obligations           $3,049
                                                            ======

OPERATING LEASE COMMITMENTS

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

Future minimum lease payments under noncancellable operating leases with initial terms of one year or more consisted of the following at July 3, 2000:

                                                             (in thousands)
                2001                                              $  799
                2002                                                 673
                2003                                                 415
                2004                                                 208
                2005 and thereafter                                  688
                                                                   -----
                Total minimum lease payments                      $2,783
                                                                  ======

Total rent expense was approximately $912,000, $769,000, and $848,000 for fiscal 2000, 1999, and 1998, respectively.


6. STOCKHOLDERS' EQUITY

STOCK PLANS

1990 CANDELA CORPORATION EMPLOYEE STOCK PURCHASE PLAN

The 1990 Employee Stock Purchase Plan (the "Purchase Plan") provides for the sale of up to 750,000 shares of common stock to eligible employees. The shares are issued at the lesser of 85% of the average market price on the first or last day of semiannual periods. Substantially all full-time employees are eligible to participate in the Purchase Plan. At July 1, 2000 there were 484,504 shares available for grant.

The following is a summary of shares issued under the Purchase Plan:


                                                                      RANGE OF
                                 SHARES                            PRICE PER SHARE
                                 ------                            ---------------
1998                             22,824                            $1.67 - $2.50
1999                             31,802                            $1.67 - $3.33
2000                             25,382                            $7.75 - $8.33


1985, 1987, 1989 AND 1998 CANDELA CORPORATION STOCK OPTION PLANS

The 1985, 1987, 1989 and 1998 Stock Option Plans (the "Stock Option Plans") provide for the granting of incentive stock options to employees for the purchase of common stock at an exercise price not less than the fair market value of the stock on the date of grant. The Stock Option Plans also provide for the granting of non-qualified stock options.

The Board of Directors has terminated the granting of options under the 1985 and 1987 Stock Option Plans. Options granted under the 1989 Stock Option Plan become exercisable ratably over two or four years from the date of grant and expire ten years from the date of the grant. Options granted under the 1998 Stock Option Plan become exercisable on the date of grant or in installments, as specified by a Committee established by the Board of Directors, and expire ten years from the date of the grant. The maximum number of shares for which options may be granted under the 1989 Stock Option Plan is 1,500,000 shares. The maximum number of shares for which options may be granted under the 1998 Stock Option Plan is 750,000 shares.

On April 28, 1998, the Board of Directors approved the repricing of certain outstanding stock options granted under the 1989 Stock Option Plan priced at $5.83 and $5.42. The exercise price of these options was amended to $2.17, the fair market value of the stock on that date.

1990 AND 1993 CANDELA CORPORATION NON-EMPLOYEE DIRECTOR STOCK OPTION PLANS

The 1990 and 1993 Non-Employee Director Stock Option Plans (the "Non-Employee Director Plans," collectively with the Stock Option Plans, the "Plans") provide for the issuance of options for the purchase of up to 90,000 and 120,000 shares of common stock, respectively. Under the Non-Employee Director Plans, each director who is neither an employee nor an officer receives a one-time grant of an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Under the Non-Employee Director Plans, options become exercisable in equal amounts over a period of four and two years, respectively. Shares under the Non-Employee Director Plans expire four and ten years, respectively, after the date of grant and are nontransferable.

The following is a summary of stock option activity under the Plans:


                                                                      WEIGHTED AVERAGE
                                        NUMBER OF                       EXERCISE PRICE
                                         SHARES      OPTION PRICE         PER SHARE
Balance at June 28, 1997               1,291,886                          $ 3.2533
Granted                                  365,801     $2.17 -$ 3.17        $ 2.7352
Exercised                                (65,837)    $1.83 -$ 2.25        $ 2.0801
Canceled                                (404,960)    $1.83 -$ 6.58        $ 4.7011
                                         -------

Balance at June 27, 1998               1,186,890                          $ 2.4800
Granted                                  571,500     $2.29 -$ 5.63        $ 3.6533
Exercised                                (94,940)    $1.33 -$ 5.00        $ 2.4352
Canceled                                (189,843)    $2.13 -$ 5.17        $ 2.7977
                                         -------

Balance at July 3, 1999                1,473,607                          $ 3.0470
Granted                                  172,500     $8.33 -$12.04        $10.1875
Exercised                               (635,294)    $1.00 -$ 5.63        $ 3.3127
Canceled                                (165,375)    $2.17 -$ 9.67        $ 5.9191
                                        --------

Balance at July 1, 2000                  845,438                          $ 5.0869
                                        --------

Options available for grant at July 1, 2000                           478,875
                                                                      =======

The following table summarizes information about stock options under the Plans outstanding at July 1, 2000:

                                OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
   ------------------------------------------------------------------------------ ----------------------------------
                                             WEIGHTED AVERAGE       WEIGHTED                           WEIGHTED
              RANGE OF          NUMBER              REMAINING        AVERAGE              NUMBER        AVERAGE
              EXERCISE     OUTSTANDING            CONTRACTUAL       EXERCISE         EXERCISABLE       EXERCISE
                PRICES       AT 7/1/00           LIFE (YEARS)          PRICE           AT 7/1/00          PRICE
   -------------------------------------------------------------------------- ----------------------------------
     $ 1.8333-$ 2.2500         211,848                   3.72       $ 2.1802             177,728       $ 2.1802
     $ 2.2917-$ 3.8333         223,317                   7.09       $ 3.0366             150,840       $ 3.1258
     $ 4.1250-$ 4.6667         176,337                   8.15       $ 4.5515              75,087       $ 4.3962
     $ 5.0000-$ 8.3333          76,436                   8.55       $ 6.0371              18,564       $ 6.0544
     $12.0420-$12.0420         157,500                   9.54       $12.0420                   0       $ 0.0000
                               -------                                                         -


     $ 1.8333-$12.0420         845,438                   7.06       $ 5.0869             422,219       $ 3.0824
                               =======                                                   =======

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized for options granted to employees and directors of the Company. Had compensation expense for the Plans been determined based on the fair value at the grant date for awards under the Plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income and net income per share would have been reduced by $579,000, or $.05 per share in 2000, $479,000 or $.08 per share in 1999, and $45,000 or $.01 per share in 1998. The weighted average fair value of the options granted under the Plans in 2000, 1999 and 1998, calculated using the Black-Scholes pricing model, was $7.54, $2.16, and $1.66 per share, respectively. The weighted average fair value of shares issued under the Purchase Plan for 2000, 1999, and 1998 calculated using the Black-Scholes pricing model, were $4.87, $.92, and $3.29 per share. The following assumptions were used in the Black-Scholes pricing model for options granted in 2000, 1999, and 1998, respectively:

                                                         2000       1999     1998
                                                         ----       ----     ----
risk-free interest rate                                  6.61%      4.84%    5.95%
estimated volatility                                     82%        77%      83%
expected life for stock options (yrs)                    4.06       3.8      6
expected life for stock purchase plan (yrs)               .5         .5      .5
expected dividends                                       none      none      none

The effects of applying SFAS No. 123 in this pro-forma disclosure are not indicative of the pro-forma effect on net income in future years because SFAS No. 123 does not take into consideration pro-forma expenses related to options granted prior to 1996.


CANDELA CORPORATION COMMON STOCK WARRANTS

In connection with a litigation settlement in January 1991, the Company authorized warrants to purchase 300,000 shares of common stock (450,000 shares post-split) in March 1992. The exercise price for the warrants is $6.875 per share, which was not affected by the stock split. These warrants will expire in November 2000. There were 300,833 warrants outstanding at July 1, 2000. (See Note 5)

The Company also issued warrants to purchase 370,000 shares of common stock (555,000 shares post-split) to the note holders of the Company's $3.7 million debt issuance in October, 1998, at a price of $4.00 per warrant, which was not affected by the stock split. At July 1, 2000, 465,000 warrants were outstanding. (See Note 5)

RESERVED SHARES

The Company has reserved 4,151,523 shares of common stock for issuance under its Purchase, Stock Option, Non-Employee Director Plans and Warrants.


CANDELA CORPORATION STOCKHOLDER RIGHTS PLAN

On September 4, 1992, the Company adopted a Stockholder Rights Plan under which it declared a dividend of one common stock purchase right (the Right) for each share of the Company's common stock outstanding on September 22, 1992. The Rights are not currently exercisable, but would become exercisable if certain triggering events occur, such as the initiation of certain tender offers for the Company's common stock. If such an event occurs, each Right would initially entitle shareholders to purchase one share of the Company's common stock at an exercise price of $48 per share, subject to adjustment. In the event that the Rights are exercised after further triggering events, each Right would entitle holders to purchase, for the exercise price then in effect, shares of the Company's common stock (or other property, under certain circumstances) having a value of twice the exercise price.

Such Rights do not extend to any shareholders whose action triggered the Rights. The Company can in certain circumstances redeem the Rights at .005 per Right. The Rights expire on September 22, 2002, unless redeemed earlier by the Company.


7. INCOME TAXES

The components of income before income taxes and the related provision for income taxes consists of the following periods (in thousands):

                                                                                    FOR YEARS ENDED
                                                                      --------------------------------------------
                                                                      JULY 1,           JULY 3,          JUNE 27,
                                                                       2000               1999             1998
                                                                      --------          -------          ---------
Income (loss) before income taxes:
    Domestic                                                          $16,559           $ 8,063          $(4,686)
    Foreign                                                             1,645             1,793              409
                                                                      -------           -------          -------
                                                                      $18,204           $ 9,856          $(4,277)
                                                                      =======           =======          =======
Provision for income taxes:
  Current provision:
    Federal                                                           $ 5,341           $ 1,890          $     -
    State                                                                 707               635               26
    Foreign                                                             1,136               940              149
                                                                      -------           -------          -------
Total current provision for income taxes                                7,184             3,465              175
  Deferred provision:
    Federal                                                            (3,543)           (1,100)               -
                                                                      -------           --------         -------
Total provision for income taxes                                      $ 3,641           $ 2,365          $   175
                                                                      =======           =======          =======

The components of the Company's deferred tax assets consist of the following (in thousands):

                                                                      JULY 1,          JULY 3,
                                                                       2000             1999
                                                                       ----             ----
 State net operating loss carryforwards                              $    -           $  108
 State tax credit carryforwards                                         321              315
 Inventory valuation reserves                                           599            1,022
 Warranty reserve                                                     2,237            1,001
 Deferred revenue                                                       344              368
 Bad debt reserve                                                       391              360
 Restructuring reserve                                                  412              608
 Pre-opening expense                                                    256              260
 Other                                                                   83              172
                                                                     ------           ------
 Gross deferred tax asset                                             4,643            4,214
 Valuation allowance                                                      -           (3,114)
                                                                     ------           ------
Net deferred tax assets                                              $4,643           $1,100
                                                                     ======           ======

A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

                                                                   JULY 1,   JULY 3,     JUNE 27,
                                                                    2000      1999        1998
                                                                    ----      ----       -----
Statutory rate                                                        35%     34%         34%
State taxes                                                            4       4           -
Differences between foreign and
   U.S. tax rates                                                      2       3           -
Utilization of deferred tax assets                                   (17)    (14)          -
Unbenefitted losses                                                    -      (6)        (35)
Other                                                                 (4)      3          (3)
                                                                     ----     ---        ----
Effective tax rate                                                    20 %    24 %        (4)%
                                                                      ===     ===         ===

As of July 3, 1999 the Company had approximately $3.1 million of valuation allowance relating to a deferred tax asset resulting principally from U.S. tax losses, research and development tax credits, and timing differences relating to U.S. assets and liabilities. Income tax expense for the year ended July 1, 2000, has been reduced by approximately $3.1 million through a reduction in the valuation allowance. As of July 1, 2000, the Company has no valuation allowance against the deferred tax asset. In accounting for the deferred tax asset, the Company has relied on historic data to determine the necessity of providing a valuation allowance for this asset. Under the requirements of SFAS No. 109, "Accounting for Income Taxes", Candela believed it more likely than not that the deferred tax asset would be fully utilized against future income taxes.




8. SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

The Company operates principally in two industry segments; the design, manufacture, sale, and service of medical devices and related equipment, and the performance of services in the skin care/health spa industry.

     GEOGRAPHIC DATA

Geographic information for fiscal 2000 and fiscal 1999 is as follows (in thousands):

                                                       2000                1999
                                                       ----                ----
Revenue:
  United States                                       $ 47,482           $ 39,403
  Intercompany                                          17,690             14,374
                                                      --------           --------
                                                        65,172             53,777
   Europe                                                8,010              6,059
   Japan                                                19,898             13,126
                                                      --------           --------
                                                        93,080             72,962
   Elimination                                         (17,690)           (14,374)
                                                      --------           --------

       Consolidated total                             $ 75,390           $ 58,588
                                                      ========           ========

 Income from operations:
   United States                                      $ 16,034           $  9,381
   Europe                                                 (782)               404
   Japan                                                 1,709              1,411
   Elimination                                              56               (960)
                                                      --------           --------
       Consolidated total                             $ 17,017           $ 10,236
                                                      ========           ========



Geographic identification of long-term assets:
 United States                                        $  7,291           $  3,975
 Europe                                                     51                 43
 Japan                                                       -                  -
                                                      --------           --------
       Consolidated total                             $  7,342           $  4,018
                                                      ========           ========


LINE OF BUSINESS DATA

Revenue:
  Product sales and service                           $ 71,660           $ 55,509
  Skin care/health spa services                          3,730              3,079
                                                      --------           --------
  Total revenue                                       $ 75,390           $ 58,588
                                                      ========           ========

Income (loss) from operations:
  Product sales and service                           $ 17,647           $ 11,321
  Skin care/health spa services                           (630)            (1,085)
                                                      --------           --------
  Total income (loss) from operations                 $ 17,017           $ 10,236
                                                      ========           ========

Depreciation and amortization:
  Product sales and service                           $    331           $    520
  Skin care/health spa services                            384                221
                                                      --------           --------
  Total depreciation and amortization                 $    715           $    741
                                                      ========           ========

Capital expenditures:
  Product sales and service                           $    336           $    566
  Skin care/health spa services                            218                  0
                                                      --------           --------
  Total capital expenditures                          $    554           $    566
                                                      ========           ========

Total assets: (net of intercompany accounts)
  Product sales and service                           $ 71,151           $ 34,250
  Skin care/health spa services                          2,013              2,201
                                                      --------           --------
  Total assets                                        $ 73,164           $ 36,451
                                                      ========           ========

United States revenue includes export sales to unaffiliated companies located principally in Western Europe, the Middle East, and in the Asia-Pacific region, which approximated $11,781,000, $11,218,000, and $7,695,000 for fiscal 2000,
1999, and 1998, respectively. One customer, a domestic distributor, accounted for 13% of net revenue and 22.2% of gross receivables as of July 1, 2000 in comparison to 8% of net revenue and 16.6% of gross receivables as of July 3, 1999. In addition, two foreign distributors accounted for 7.8% and 9.6% of gross receivables at July 3, 1999.

The Company depends on a single vendor for Alexandrite rods used to manufacture the GentleLASE-Registered Trademark- and the ALEXlazr-TM-. These products account for a significant portion of our total revenues.


9. EMPLOYEE BENEFIT PLANS

The Company offers a savings plan which allows eligible U.S. employees to make tax-deferred contributions, a portion of which are matched by the Company. Company contributions vest ratably with three years of employment and amounted to $168,000, $102,000, and $58,000 in fiscal 2000, 1999, and 1998, respectively.



10. RESTRUCTURING COSTS AND OTHER CHARGES

During the second quarter ended December 27, 1997, the Company recorded a restructuring charge against income in the amount of $2,609,000. This charge represents the anticipated costs associated with closing the Scottsdale, Arizona, LaserSpa-TM-, including costs of maintaining the facility, reserve for leasehold improvements and fixed assets (carrying value before reserve of $1,123,000), and a reserve against loss upon liquidation of the equipment at the site. Charges against the reserve for the years ended July 1, 2000 and July 3, 1999 total $476,000 and $476,000, respectively, leaving a reserve balance of $1,043,000 at July 1, 2000. Candela continues to pursue a sublease of the Scottsdale facility, but if this effort is not successful, the Company could incur additional costs in excess of our existing reserve.

                                                          LEASEHOLD
                                                         IMPROVEMENTS
                                          PAYROLL AND     AND FIXED        FACILITY      CAPITALIZED
                                           SEVERANCE        ASSETS           COSTS      START UP COSTS         TOTAL
                                          -----------    -----------      ---------     --------------        -------
Balance at December 27, 1997                $   419        $ 1,123          $  887         $   180            $ 2,609
Cash Charges                                   (134)             -            (161)              -               (295)
Non-Cash Charges                                  -           (139)              -            (180)              (319)
                                          ----------       --------        --------        -------            -------

Balance at June 27, 1998                        285            984             726               -              1,995
Cash Charges                                    (75)             -            (214)              -               (289)
Non-Cash Charges                                  -           (187)              -               -               (187)
                                          ---------        -------         -------         -------            -------

Balance at July 3, 1999                         210            797             512               -              1,519
Cash Charges                                    (65)             -            (206)              -               (271)
Non-Cash Charges                                  -           (205)              -               -               (205)
                                          ---------        -------         -------         -------            -------

Balance at July 1, 2000                     $   145         $  592          $  306         $     -            $ 1,043
                                          =========        =======         =======        ========            =======

As of July 1, 2000, the payroll and severance costs will be paid through December, 2003 and the facility lease expires in 2006.



11. LEGAL PROCEEDINGS

On August 11, 2000, Candela reached a settlement of legal disputes with the Regents of the University of California and New Star Technology, Inc., relating to the Dynamic Cooling Device ("DCD") licensed by Candela from the Regents. Pursuant to the settlement, all three parties agreed to dismiss with prejudice all pending proceedings in the U.S. District Court for the Eastern District of California and the District of Massachusetts, and before the American Arbitration Association, and to exchange full releases. In addition, Candela pre-paid a fee of $1,500,000 in exchange for exclusive rights to DCD in certain fields of use.

From time to time, the Company is a party to various legal proceedings incidental to our business. The Company believes that none of the other presently pending legal proceedings will have a material adverse effect upon our financial position, results of operations, or liquidity.


12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                     QUARTER
1999                              FIRST        SECOND        THIRD      FOURTH
------------------------------------------------------------------------------
Revenues                         $10,738      $13,299       $15,844     $18,707
Gross profit                       5,064        6,800         9,024      11,237
Net income                           910        1,393         1,907       3,281
Earnings per common share
    Basic earnings per share     $  0.11      $  0.17       $  0.23     $  0.39
    Diluted earnings per share   $  0.11      $  0.16       $  0.21     $  0.33



                                                  QUARTER
2000                              FIRST     SECOND       THIRD       FOURTH
------------------------------------------------------------------------------

Revenues                         $16,040   $17,779      $19,207      $22,364
Gross profit                       9,141    10,107       11,422       12,837
Net Income                         2,714     3,246        3,657        4,946
Earning per common share
    Basic earnings per share     $  0.26   $  0.30      $  0.33      $  0.44
    Diluted earnings per share   $  0.23   $  0.27      $  0.30      $  0.40

                                   SCHEDULE II


                               CANDELA CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED JULY 1, 2000, JULY 3, 1999, AND JUNE 27, 1998

                                                          COLUMN A         COLUMN B       COLUMN C         COLUMN D
                                                          Balance at      Additions     Deductions        Balance at
                                                          Beginning       Charged to       from              End of
       Description                                        of Period         Income       Reserves          Period
----------------------------------------------------------------------------------------------------------------------

Reserves deducted from assets to which they apply (in thousands):

Allowance for doubtful accounts:

 Year ended July 1, 2000                                   $  998          $  312          $  103          $1,207
                                                           ======          ======          ======          ======

 Year ended July 3, 1999                                   $1,038          $  268          $  308          $  998
                                                           ======          ======          ======          ======

 Year ended June 27, 1998                                  $  197          $  866          $   25          $1,038
                                                           ======          ======          ======          ======



Restructuring reserve:

 Year ended July 1, 2000                                   $1,519          $    0          $  476          $1,043
                                                           ======          ======          ======          ======

 Year ended July 3, 1999                                   $1,995          $    0          $  476          $1,519
                                                           ======          ======          ======          ======

 Year ended June 27, 1998                                  $    0          $2,609          $  614          $1,995
                                                           ======          ======          ======          ======

                                  EXHIBIT INDEX


                                                                  Page
                                                                  ----
G10.12.1    Settlement Agreement                                     38

21         Subsidiaries of the Company                              39

23.1       Consent of PricewaterhouseCoopers LLP,                   40
               Independent Accountants

23.2       Consent of Ernst & Young LLP,                            41
               Independent Auditors
