Form 10-K/A
period 2000-07-01
CANDELA CORP /DE/
filed 2000-10-27
CIK 793279

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the fiscal year ended July 1, 2000.

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

The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of October 24, 2000 (computed based on the closing price of $6.844 of such stock on The Nasdaq National Market on October 24, 2000) was $55,231,648.

As of October 24, 2000, 11,494,988 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

         The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K as set forth on the pages attached hereto:

                              PART I

ITEM 3.  LEGAL PROCEEDINGS

     On August 11, 2000, Candela reached a settlement of legal disputes with the Regents of the University of California ("Regents") and New Star Technology Inc. ("New Star"), relating to the Dynamic Cooling Device ("DCD") technology licensed by Candela from the Regents. The parties continue their negotiation of a definitive settlement agreement and amended license agreement. The amended license agreement will specify, among other things, a modification in the computation of Candela's royalty obligation to the Regents from the date of settlement. While this modification retains the historical percentage royalty rate previously payable to the Regents, it will prospectively apply to more components sold for certain laser system configurations. As a result, Candela's royalty payments will increase compared to the method of computing royalties prior to the modification.

     From time to time, we are a party to various legal proceedings incidental to our business. We believe that none of the other presently pending legal proceedings will have a material adverse effect upon our financial position, results of operations, or liquidity.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        NAME                                       AGE   POSITION
        ----                                       ---   --------
        Gerard E. Puorro........................    53   President, Chief Executive Officer
                                                         and Director
        Kenneth D. Roberts......................    67   Chairman of the Board of Directors
        Theodore G. Johnson.....................    68   Director
        Douglas W. Scott........................    54   Director
        Richard J. Cleveland, M.D...............    68   Director
        Nancy Nager, R.N., B.S.N., M.S.N........    49   Director


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

         Information regarding the Company's executive officers is contained in
Part I of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on September 29, 2000.

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

         Dr. James C. Hsia failed to timely file three Statements of Change in Beneficial Ownership on Form 4 for twenty-one transactions. Of these twenty-one transactions, ten were reported one day after they were due and six were reported four days after they were due. Dr. Richard J. Cleveland, MD failed to timely file a Statement of Change in Beneficial Ownership on Form 4 for ten transactions. None of the directors, executive officers, or 10% or more stockholders of Candela filed an Annual Statement of Changes in Beneficial Ownership on Form 5. The foregoing information is based solely on the Company's review of the copies of such forms received by it and review of a report of SEC filings for Candela Corporation provided by an independent information service company.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Directors who are not employees of the Company receive an annual retainer of $4,000 and a fee of $1,000 per regularly scheduled meeting of the Board of Directors or committee meeting thereof if held separately. Directors are also reimbursed for out-of-pocket expenses incurred in connection with the performance of their duties as a director.

         On May 10, 1990, the Board of Directors of the Company adopted the 1990 Non-Employee Director Plan, which was approved by the Company's shareholders on November 13, 1990. The 1990 Non-Employee Director Plan provides for the issuance of options for the purchase of up to 90,000 shares of the Company's Common Stock. Under this plan, each member of the Company's Board of Directors who is neither an employee nor officer of the Company receives a one-time grant of an option to purchase 15,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. The options generally become exercisable in equal amounts over a period of four years from the date of grant, expire seven years after the date of grant and are nontransferable. Including cancellations, options for the purchase of 99,750 shares have been granted at a range of exercise prices from $2.17 to $9.67 per share. Upon shareholder approval of the 1993 Non-Employee Director Stock Option Plan, the Board of Directors terminated the granting of options under the 1990 Non-Employee Director Stock Option Plan.

         On June 2, 1993, the Board of Directors of the Company adopted the 1993 Non-Employee Director Stock Option Plan, which was approved by the Company's shareholders on November 18, 1993. The 1993 Non-Employee Director Plan provides for the issuance of options for the purchase of up to 120,000 shares of the Company's Common Stock. Under this Plan, each member of the Company's Board of Directors who is neither an employee nor an officer of the Company receives a onetime grant of an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. The options generally become exercisable in equal amounts over a period of two years from the date of grant, expire ten years after the date of grant and are nontransferable. To date, options for the purchase of 90,000 shares have been granted at exercise prices ranging from $1.083 to $5.375 per share.

         On December 24, 1996, Dr. Cleveland, a director of the Company, was granted non-statutory options to purchase 20,000 shares of the common stock of Candela Skin Care Centers, Inc., a subsidiary of the Company, at an exercise price of $1.00. These non-statutory options were granted pursuant to the terms of the Candela Skin Care Centers, Inc. 1996 Incentive and Non-Statutory Stock Option Plan, have a term of 10 years from the date of grant and become exercisable over a four-year period. On August 21, 1997, options granted under the CSCC Plan were converted to options in Candela Corporation at the rate of 0.21053 Candela Corporation options for each CSCC option. Mr. Cleveland realized options for 4,211 in Candela Corporation as a result of this conversion.

         On August 14, 1997, Non-Qualified Options to purchase 15,000 shares of the Company's Common Stock were granted to each of Theodore G. Johnson, Kenneth D. Roberts, Richard J. Cleveland and Douglas W. Scott, at an exercise price of $3.125 per share, such price being the market price of the Common Stock on the date of the grant. These Non-Qualified Options were granted pursuant to the Company's 1989 Stock Plan (the "Plan") and vest in equal 50% amounts on each of the first and second anniversaries of the date of the grant, provided that each such optionee continues to serve as a director of the Corporation on such anniversary date.

         On August 21, 1997, Candela granted Richard J. Cleveland options to purchase 6,000 shares at $4.66 per share. These options are fully vested and have a term of ten years.

         On September 30, 1998, Non-Qualified Options to purchase 7,500 shares of our common stock were granted to each of Theodore G. Johnson, Kenneth D. Roberts, Richard J. Cleveland and Douglas W. Scott, at an exercise price of $2.42 per share, such price being the market price of the common stock on the date of the grant. These Non-Qualified Options were granted outside of a plan and vest in equal 50% amounts on each of the first and second anniversaries of the date of the grant, provided that each such optionee continues to serve as a director of Candela on such anniversary date.

         On January 12, 1999, Non-Qualified Options to purchase 7,500 shares of our common stock were granted to each of Theodore G. Johnson, Kenneth D. Roberts, Richard J. Cleveland and Douglas W. Scott, at an exercise price of $4.66 per share, such price being the market price of the common stock on the date of the grant. These Non-Qualified Options were granted pursuant to our 1998 Stock Plan and are fully vested.

EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered to the Company, in all capacities, for the year ended July 1, 2000 by its Chief Executive Officer (the "CEO") and the four other most highly paid executive officers of the Company, in each case whose total salary and bonus exceeded $100,000 during the year ended July 1, 2000 (collectively, the "Named Executive Officers").

                                            SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                       ANNUAL COMPENSATION(1)       COMPENSATION
                                                   -----------------------------    ---------------
    NAME AND PRINCIPAL                 FISCAL                     OTHER ANNUAL         AWARDS(2)         ALL OTHER
         POSITION                       YEAR       SALARY($)     COMPENSATION($)    OPTIONS/SARS(#)    COMPENSATION($)
-------------------------------------  ------      ---------     ---------------    ---------------    ---------------
Gerard E. Puorro.....................   2000        254,807        125,044 (9)         30,000              6,697(5)
  Chief Executive Officer,              1999        243,284        375,912 (9)         30,000              5,471(5)
  President and Director                1998        237,500        114,885 (3)         15,791(4)           4,972(5)

Toshio Mori..........................   2000        220,436         37,221 (9)             --                 --
  Vice President,                       1999        166,896         32,408 (9)         15,000                 --
  President of Candela KK               1998        156,713         15,029 (9)          1,500                 --

James C. Hsia, Ph.D..................   2000        169,038         77,300 (9)         15,000              3,734(8)
  Senior Vice President,                1999        208,201        261,160 (9)         45,000              4,229(8)
  Research                              1998        155,000        105,188 (6)         49,500(7)           2,942(8)

William B. Kelley....................   2000        167,130         77,125 (9)         15,000              3,566(10)
  Vice President, North                 1999        187,186        261,160 (9)         15,000              3,025(10)
  American Sales and Service            1998        163,942         65,188 (9)             --              2,443(10)

F. Paul Broyer.......................   2000        141,731         63,659 (9)         30,000              3,788(11)
  Senior Vice President of Finance      1999        136,532        213,676 (9)         15,000              3,410(11)
  Chief Financial Officer, Treasurer    1998        110,557         65,188 (9)          7,500              1,533(11)

----------------
(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported for the named executive officer.
(2) The Company did not grant any restricted stock awards or stock appreciation rights ("SARs") or make any long-term incentive plan pay-outs during the fiscal years ended July 1, 2000, July 3, 1999 or June 27, 1998.
(3) Fiscal year 1998 includes $15,000 for debt forgiveness. Fiscal 1998 also includes incentive bonus of $99,885.
(4) Options granted in fiscal 1996 for the purchase of 50,000 shares in Candela Skin Care Centers, Inc., a subsidiary of the Company, were converted to 15,791 during the fiscal year ended June 27, 1998.
(5) For fiscal 2000, includes $3,591 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $1,373 in life insurance premiums paid by the Company for the benefit of Mr. Puorro, and $1,733 for a Company provided automobile. For fiscal 1999, includes $2,750 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $1,275 in life insurance premiums paid by the Company for the benefit of Mr. Puorro, and $1,446 for a Company provided automobile. For fiscal 1998, includes $2,375 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $766 in life insurance premiums paid by the Company for the benefit of Mr. Puorro, and $1,831 for a Company provided automobile.
(6) Includes $65,188 incentive bonus approved by Board of Directors, based on Company results for second half of Fiscal 1998. Additionally, includes an Inventor's Bonus of $40,000, which was awarded to Dr. Hsia in fiscal 1998 for recognition of his involvement with the GentleLase-TM-.
(7) During fiscal 1998 options granted in fiscal 1991 to purchase 12,000 shares of stock at $8.75 and options granted in fiscal 1992 to purchase 37,500 shares of stock were repriced at $2.16 per share. All rights and interests in options granted in fiscal 1996 to purchase 15,000 shares at $9.875 per share and options granted in fiscal 1997 to purchase 20,000 shares at $7.50 were forfeited during fiscal 1998.
(8) For fiscal 2000, includes $2,977 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $757 in life insurance premiums paid by the Company for the benefit of Dr. Hsia. For fiscal 1999, includes $3,574 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $655 in life insurance premiums paid by the Company for the benefit of Dr. Hsia. For fiscal 1998, includes $2,144 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $798 in life insurance premiums paid by the Company for the benefit of Dr. Hsia
(9) Incentive bonus approved by Board of Directors, based on Company results for the fiscal year.
(10) For fiscal 2000, includes $3,310 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $256 in life insurance premiums paid by the Company for the benefit of Mr. Kelley. For fiscal 1999, includes $2,788 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $237 in life insurance premiums paid by the Company for the benefit of Mr. Kelley. For fiscal 1998, includes $2,325 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $118 in life insurance premiums paid by the Company for the benefit of Mr. Kelley.
(11) For fiscal 2000, includes $2,987 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $252 in life insurance premiums paid by the Company for the benefit of Mr. Broyer, and $551 for a Company provided automobile. For fiscal 1999, includes $3,103 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $307 in life insurance premiums paid by the Company for the benefit of Mr. Broyer. For fiscal 1998, includes $1,286 in matching contributions by the Company pursuant to the Company's 401(k) Plan.

OPTION GRANTS IN THE LAST FISCAL YEAR

         The following table sets forth grants of stock options pursuant to the Company's 1998 Stock Plans during the fiscal year ended July 1, 2000 to the Named Executive Officers listed in the Summary Compensation Table above:

                            OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL
                                                                                        REALIZABLE VALUE
                                                                                            AT ASSUMED
                                                                                         ANNUAL RATES OF
                                                                                           STOCK PRICE
                                                                                        APPRECIATION FOR
                                            INDIVIDUAL GRANTS                              OPTIONS(1)
                             --------------------------------------------------      --------------------
                                            PERCENT OF
                                              TOTAL
                                             OPTIONS/
                                           GRANTED TO      EXERCISE
                              OPTION        EMPLOYEES      OF BASE       EXPIR-
                             GRANTED        IN FISCAL       PRICE        ATION
         NAME                  (#)             YEAR       ($/SHARE)      DATE          5%           10%
-------------------------    -------       ----------     ----------    -------      -------      -------
Gerard E. Puorro.........     30,000          17.39%        12.042      1/14/10      227,194      575,755
Toshio Mori..............         --             --             --           --           --           --
James C. Hsia, Ph.D......     15,000           8.70%        12.042      1/14/10      113,597      287,878
William B. Kelley........     15,000           8.70%        12.042      1/14/10      113,597      287,878
F. Paul Broyer ..........     30,000          17.39%        12.042      1/14/10      227,194      575,755


----------------

   (1)Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Company's Common Stock, as the case may be, over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

OPTION EXERCISES AND FISCAL YEAR END VALUES

         The following table sets forth information with respect to options to purchase (1) the Company's Common Stock granted under the 1987 Stock Option Plan, 1989 Stock Plan, and 1998 Stock Option Plan, and (2) shares of the Company's subsidiary, Candela Skin Care Centers, Inc. including (i) the number of shares purchased upon exercise of options in the most recent fiscal year,
(ii) the net value realized upon such exercise, (iii) the number of unexercised options outstanding at July 1, 2000, and (iv) the value of such unexercised options at July 1, 2000:

                          AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                                         JULY 1, 2000 OPTION VALUES



                                                                      NUMBER OF                     VALUE OF UNEXERCISED
                                                                  UNEXERCISED OPTIONS               IN-THE-MONEY OPTIONS
                                                                  AT JULY 1, 2000 (#)              AT JULY 1, 2000 ($)(2)
                                                             ------------------------------------------------------------------
                              SHARES            VALUE
                             ACQUIRED          REALIZED        EXERCIS-         UNEXERCIS-       EXERCIS-        UNEXERCIS-
                            ON EXERCISE         ($)(1)           ABLE             ABLE             ABLE             ABLE
NAME                            (#)
-------------------------------------------------------------------------------------------------------------------------------
Gerard E. Puorro.........    150,000          2,035,865         135,791          52,500           905,650         100,312
Toshio Mori..............      3,750             32,547           4,125          12,000            19,297          55,375
James C. Hsia, Ph.D......     79,500              --             41,250          48,750           265,156         201,093
William B. Kelley........     48,438            566,411              --          29,187                --          62,271
F. Paul Broyer...........     35,625            385,919              --          54,375                --         122,264


--------------------
(1) Named Executive Officers will receive cash only if and when they sell the securities issued upon exercise of the options and the amount of cash received by such individuals is dependent on the value of such securities at the time of such sale, if any.
(2) Value is based on the difference between option grant price and the fair market value at 2000 fiscal year end ($9.125 per share as quoted on the NASDAQ Stock Market at the close of trading on June 30, 2000) multiplied by the number of shares underlying the option.



COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Company's executive compensation program is administered by the Compensation Committee, which consisted of Mr. Scott and Dr. Cleveland during fiscal 2000. Both members of the Compensation Committee are non-employee directors. Pursuant to the authority delegated by the Board of Director's the Compensation Committee each year sets the compensation of the Chief Executive Officer and reviews and approves the compensation of all other senior officers, including approval of annual salaries and bonuses as well as the grant of stock options to officers and employees.

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

         The salary compensation for the executive officers is based upon their qualifications, experience and responsibilities, as well as the attainment of planned objectives. The Chief Executive Officer and President makes recommendations to the Compensation Committee regarding the planned objectives and executive compensation levels. The overall plans and operating performance levels upon which management compensation is based are approved by the Compensation Committee on an annual basis. During fiscal 2000, the Chief Executive Officer and President made recommendations for merit and promotional salary increases for the executive group, and the Compensation Committee approved increases ranging from 3% to 32% to 5 of the executive officers. These increases reflect the impact of promotions as well as incentive changes.

BONUS COMPENSATION

         In addition to salary compensation, on September 8, 1999 the Compensation Committee recommended the continuation of the Incentive Bonus Plan, adopted by the Board of Directors in the previous year, whereby senior executives recommended by the Chief Executive Officer and approved for inclusion in the Plan by the Compensation Committee receive bonus compensation based on a percentage of base salary. Bonuses paid under this Plan were a percentage of base salary for fiscal 2000 and were based on pre-tax profits, after bonus, for fiscal 2000 for the device business only.

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

         Both the 1989 Stock Plan and The 1998 Stock Option Plan permits the Compensation Committee to administer the granting of stock options to eligible employees, including executive officers. Options generally become exercisable based upon a vesting schedule tied to years of future service to the Company. The value realizable from exercisable options is dependent upon the extent to which the Company's performance is reflected in the market price of the Company's Common Stock at any particular point in time. Equity compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees. The Compensation Committee approves the granting of options in order to motivate these employees to maximize shareholder value. Vesting for options granted under the plan is determined by the Compensation Committee at the time of grant and expires after a 10-year period (5 years for 10% or more stockholders), at no less than the fair market value at the date of grant. As a result of this policy, executives and other employees are rewarded economically only to the extent that the shareholders also benefit through appreciation in the market.

         Options granted to employees are based on such factors as individual initiative, achievement and performance. In administering grants to executives, the Compensation Committee evaluates each officer's total equity compensation package. The Compensation Committee generally reviews the option holdings of each of the executive officers, including vesting and exercise price and the then current value of such unvested options. The Compensation Committee considers equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of the Company's shareholders. In fiscal 2000, options to purchase shares of Common Stock were granted to Messrs. Broyer, Hsia, Kelley, McGrail, Puorro and Wilber.

MR. PUORRO'S COMPENSATION

         The cash compensation program for the Chief Executive Officer and the President of the Company is designed to reward performance that enhances shareholder value. The compensation package is comprised of base pay and stock options, which is affected by the Company's revenue growth, market share growth, profitability, and growth in earnings per share. In fiscal 2000, Mr. Puorro's cash compensation was $254,807 per year. The Compensation Committee believes that Mr. Puorro's compensation has been, and is now, comparable to the salary of other Chief Executive Officers in other medical equipment companies, considering the size and rate of profitability of those companies.

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

         This report has been submitted by the members of the Stock Option and Compensation Committee:

                                        DOUGLAS W. SCOTT
                                        RICHARD J. CLEVELAND, M.D.

STOCK PERFORMANCE GRAPH

         The following graph illustrates a five-year comparison of cumulative total shareholder return among the Company, the NASDAQ National Market Index and the Company's "Industry Index." The Company selected an index of companies in the electro-medical equipment industry as its industry group. Accordingly, the Industry Index reflects the performance of all companies that are included in the electro-medical equipment industry with 3845 as their Primary Standard Industrial Classification Code Number. The comparison assumes $100 was invested on July 2, 1995 (the date of the beginning of the Company's sixth preceding fiscal year) in the Company's Common Stock and on June 30, 1995 in each of the foregoing indices and assumes reinvestment of dividends, if any.


                                                     [GRAPH]



                                 6/30/1995    6/28/1996   6/27/1997   6/26/1998     7/2/1999    7/1/2000
                                -------------------------------------------------------------------------

CANDELA CORPORATION                 100.00       538.46      284.62       53.85      1353.85     1084.68
S & P 500                           100.00       126.00      169.73      220.92       271.19      290.85
PEER GROUP                          100.00       141.17      176.49      249.16       296.92      378.17


    EMPLOYMENT AGREEMENTS

         Candela has entered into severance agreements with each of Messrs. Puorro, Hsia, Broyer, Kelley, Wilber and McGrail. Under our agreements with Messrs. Hsia, Broyer, Kelley, Wilber and McGrail, Candela has agreed to continue payment of their respective base annual salaries over twelve months in the event that their services for Candela are terminated for any reason except for cause or such individuals' resignation. Under our agreement with Mr. Puorro, in the event that his employment is terminated for any reason, at either his election or Candela's election other than for just cause, he will be entitled to receive severance payments equal to his base annual salary for twelve months and then 50% of his base annual salary for an additional twelve months. Each of the above named individuals are subject to non-solicitation and non-competition provisions for the period during which he receives severance payments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of October 24, 2000 by (i) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock, (ii) each director or nominee to become a director of the Company, (iii) each executive officer identified in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group:



                                                                 NUMBER OF SHARES             PERCENT OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNERS (1)                       BENEFICIALLY OWNED            BENEFICIALLY OWNED
-----------------------------------------                       ------------------            ------------------
Gerard E. Puorro (2)..............................                    150,538                       1.29%

Theodore G. Johnson (3)...........................                     90,523                           *

Kenneth D. Roberts (4)............................                    118,500                       1.02%

Douglas W. Scott (5)..............................                     62,500                           *

Richard J. Cleveland, M.D. (6)....................                     40,067                           *

Nancy Nager, R.N., B.S.N., M.S.N (7)..............                      7,500                           *

Toshio Mori (8)...................................                      4,125                           *

James C. Hsia, PhD (9)............................                     66,224                           *

William B. Kelley (10)............................                      2,937                           *

F. Paul Broyer (11)...............................                      2,237                           *

William D. Witter (12)............................                  2,877,755                      24.81%
   153 East 53rd Street
   New York, NY 10022

William D. Witter, Inc. (13)......................                  2,877,755                      24.81%
   153 East 53rd Street
   New York, NY 10022

All Directors and Executive Officers as
   a Group (10 Persons) (14)......................                    547,150                       4.76%


 *   Represents less than 1% of the Company's outstanding stock.
(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Except as otherwise indicated, the address for each beneficial owner is 530 Boston Post Road, Wayland, MA 01778. Pursuant to the rules of the Securities and Exchange Commission the number of shares of Common Stock deemed outstanding includes, for each person or group referred to in the table, shares issuable pursuant to options held by the respective person or group which may be exercised within 60 days after October 24, 2000.
(1) Includes 135,791 shares issuable pursuant to stock options exercisable within the 60 day period following October 24, 2000.
(3) Includes 7,500 shares issuable pursuant to stock options exercisable within the 60 day period following October 24, 2000.

(4) Includes 82,500 shares issuable pursuant to stock options exercisable within the 60 day period following October 24, 2000. Excludes 4,500 shares held by a trust for the benefit of one of Mr. Roberts' children as to which Mr. Roberts disclaims beneficial ownership.
(5) Includes 60,000 shares issuable pursuant to stock options exercisable within the 60 day period following October 24, 2000.
(6) Includes 36,317 shares issuable pursuant to stock options exercisable within the 60 day period following October 24, 2000.
(7) Includes 7,500 shares issuable pursuant to stock options exercisable within the 60 day period following October 24, 2000.
(8) Includes 4,125 shares issuable pursuant to stock options exercisable within the 60 day period following October 24, 2000.
(9) Includes 48,750 shares issuable pursuant to stock options exercisable within the 60 day period following October 24, 2000.
(10) Includes 2,937 shares issuable pursuant to stock options exercisable within the 60 day period following October 24, 2000.
(11) Includes 1,875 shares issuable pursuant to stock options exercisable within the 60 days period following October 24, 2000.
(12) Includes 2,772,755 shares of common stock beneficially owned by William D. Witter, Inc. Includes warrants to purchase 105,000 shares of Common Stock. Mr. Witter is the President and primary owner of William D. Witter, Inc. and has the sole power to dispose or to direct the disposition of all of the shares of common stock which are beneficially owned respectively by William D. Witter, Inc. and William D. Witter.
(13) Information based in Amendment No. 8 to Schedule 13G dated January 13, 2000 filed with the Security and Exchange Commission. All such shares are also beneficially owned by William D. Witter, individually, the President and primary owner of William D. Witter, Inc.
(14) Includes 389,257 shares subject to stock options exercisable within the 60 day period following October 24, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following items are filed as part of this report:

(1) EXHIBITS: Except as otherwise noted, the following documents are incorporated by reference from the Company's Registration Statement on Form S-1 (File Number 333-78339):



     3.1                     Certificate of Incorporation, as amended
     3.2         [FN9]       By-laws of the Company, as amended and restated
     3.3         [FN1]       Agreement of Merger between Candela Corporation, Inc., a Massachusetts corporation, and Candela Laser Corporation, a Delaware corporation
     4.1         [FN6]       Form of Rights Agreement dated as of September 4, 1992 between the Company and The First
                             National Bank of Boston, as Rights Agent, which includes as Exhibit A the Form of Rights
                             Certificate, and as Exhibit B the Summary of Rights to Purchase Common Stock
     4.2         [FN11]      Certificate of Amendment, dated as of March 25, 1996, by the Company
     4.3         [FN11]      First Amendment to Rights Agreement, dated as of March 25, 1996, between the Company and The First National Bank of Boston
     10.1        [FN1]       1985 Incentive Stock Option Plan
     10.2        [FN2]       1987 Stock Option Plan
     10.2.1      [FN2]       1989 Stock Plan
     10.2.2      [FN3]       1990 Employee Stock Purchase Plan
     10.2.3      [FN3]       1990 Non-Employee Director Stock Option Plan
     10.2.4      [FN7]       1993 Non-Employee Director Stock Option Plan
     10.2.5      [FN13]      1998 Stock Plan
     10.3        [FN7]       Lease for premises at 526 Boston Post Road, Wayland, Massachusetts
     10.4        [FN7]       Lease for premises at 530 Boston Post Road, Wayland, Massachusetts
     10.5        [FN7]       Patent License Agreement between the Company and Patlex Corporation effective as of
                             July 1, 1988
     10.6        [FN4]       License Agreement among the Company, Technomed International, Inc. and Technomed
                             International S.A. dated as of December 20, 1990
     10.7        [FN5]       License Agreement between the Company and Pillco Limited Partnership effective as of
                             October 1, 1991
     10.8        [FN8]       Distribution Agreement between the Company and Cryogenic Technology Limited, dated
                             October 15, 1993
     10.9        [FN10]      Asset Purchase Agreement between the Company and Derma-Laser, Limited and
                             Derma-Lase, Inc. dated June 23, 1994
     10.10       [FN12]      Note and Warrant Purchase Agreement, dated as of October 15, 1998 between the
                             Company, Massachusetts Capital Resource Company, William D. Witter and Michael D.
                             Witter
     10.10.1     [FN12]      Form of Note delivered by the Company in the aggregate principal amount of
                             $3,700,000 to Massachusetts Capital Resource Company, William D. Witter and Michael
                             D. Witter
     10.10.2     [FN12]      Form of Common Stock Purchase Warrant to purchase an aggregate of 370,000 shares of the Company's Common Stock delivered to Massachusetts Capital Resource Company,
                             William D. Witter and Michael D. Witter
     21.         *           Subsidiaries of the Company
     23.1        *           Consent of PricewaterhouseCoopers LLP (Independent Accountants)
     23.2        *           Consent of Ernst & Young LLP (Independent Auditors)
     27.         *           Financial Data Schedule


-----------------------------------
                  [FN1] Previously filed as an exhibit to Registration Statement No. 33-54448B and incorporated herein by reference.
                  [FN2] Previously filed as an exhibit to the Company's Amended and Restated Annual Report on Form 10-K for the fiscal year ended June 30, 1988, and incorporated herein by reference.
                  [FN3] Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, and incorporated herein by reference.
                  [FN4] Previously filed as an exhibit to Form 10-Q for the quarter ended December 29, 1990, and incorporated herein by reference.
                  [FN5] Previously filed as an exhibit to Form 10-Q for the quarter ended September 28, 1991, and incorporated herein by reference.
                  [FN6] Previously filed as an exhibit to Form 8-K, dated September 8, 1992, and incorporated herein by reference.
                  [FN7] Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993, and incorporated herein by reference.
                  [FN8] Previously filed as an exhibit to Form 10-Q for the quarter ended January 1, 1994, and incorporated herein by reference.
                  [FN9] Previously filed as an exhibit to Form 10-Q for the quarter ended April 2, 1994, and incorporated herein by reference.
                  [FN10] Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, and incorporated herein by reference.
                  [FN11] Previously filed as an exhibit to Form 8-K filed March 25, 1996, and incorporated by reference herein.
                  [FN12] Previously filed as an exhibit to Form 10-K/A filed October 23, 1998, and incorporated by reference herein.

                  *        Filed with Form 10-K on September 29, 2000


(b) There were no reports on Form 8-K filed during the last quarter of fiscal 2000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of October, 2000.

                               CANDELA CORPORATION


                               By:  /s/ Gerard E. Puorro
                                    -----------------------------
                                    Gerard E. Puorro
                                    President and Chief Executive Officer