Form 10-Q
period 2000-09-30
CANDELA CORP /DE/
filed 2000-11-14
CIK 793279

  ----------------------------------------------------------------------------

  ----------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             -----------------------
                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                               OUTSTANDING AT NOVEMBER 10, 2000
Common Stock, $.01 par value                               11,676,555

  ----------------------------------------------------------------------------

  ----------------------------------------------------------------------------

                                               CANDELA CORPORATION

                                                      INDEX

                                                                        Page(s)
  Part I. Financial Information:

          Item 1.   Unaudited Condensed Consolidated Balance Sheets
                    as of September 30, 2000 and July 1, 2000                 3

                    Unaudited Condensed Consolidated Statements of
                    Operations and Comprehensive Loss for the three month
                    periods ended September 30, 2000 and October 2, 1999      4

                    Unaudited Condensed Consolidated Statements of Cash
                    Flows for the three month periods ended September 30,
                    2000 and October 2, 1999                                  5

                    Notes to Unaudited Condensed Consolidated
                    Financial Statements                                    6-9

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    10-12

                   Cautionary Statements                                     12

          Item 3.  Quantitative and Qualitative Disclosure
                   about Market Risk                                         13

 Part II. Other Information:

          Item 1.  Legal proceedings                                         14

          Item 6.  Exhibits and Reports on Form 8-K                          14

                   Exhibit 27.1  Financial Data Schedule                     16

                                       2

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               CANDELA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    SEPTEMBER 30,    JULY 1,
Assets                                                  2000       2000
----------------------------------------------------------------------------
Current assets:

     Cash and cash equivalents                       $ 36,535   $ 34,863
     Accounts receivable, net                          13,928     19,875
     Notes receivable                                   1,794      1,813
     Inventories                                        9,939      8,386
     Other current assets                                 859        885
          Total current assets                         63,055     65,822
----------------------------------------------------------------------------
Property and equipment, net                             2,328      2,462
Deferred tax assets                                     4,643      4,643
Other assets                                              237        237
----------------------------------------------------------------------------
        Total assets                                  $70,263   $ 73,164
============================================================================


Liabilities and Stockholders' Equity
----------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                 $ 3,541    $ 4,654
     Accrued payroll and related expenses               1,554      2,351
     Accrued warranty costs                             2,937      3,295
     Income taxes payable                               2,284      3,332
     Restructuring reserve                                951      1,043
     Other accrued liabilities                          1,701      1,467
     Current portion of long-term debt                     11         15
     Deferred income                                    5,597      5,410
----------------------------------------------------------------------------
        Total current liabilities                      18,576     21,567
----------------------------------------------------------------------------
Long-term debt                                          3,059      3,034
----------------------------------------------------------------------------
Commitments and contingencies                               -          -
----------------------------------------------------------------------------
Stockholders' equity:
     Common stock                                         115        114
     Additional paid-in capital                        42,230     41,925
     Accumulated earnings                              10,884     10,717
     Treasury stock, at cost                           (3,046)    (3,046)
     Accumulated other comprehensive loss              (1,555)    (1,147)
----------------------------------------------------------------------------
        Total stockholders' equity                     48,628     48,563
----------------------------------------------------------------------------
        Total liabilities and stockholders' Equity   $ 70,263   $ 73,164
============================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                FOR THE THREE MONTHS ENDED
                                              SEPTEMBER 30,        OCTOBER 2,
                                                  2000                1999
-------------------------------------------------------------------------------
Revenue:
     Lasers and other products                $  9,425           $  13,092
     Product related service                     2,788               2,083
     Skin care center                              898                 865
-------------------------------------------------------------------------------
         Total revenue                          13,111              16,040
Cost of revenue:
     Lasers and other products                   4,143               5,050
     Product related service                     1,809               1,280
     Skin care center                              535                 569
-------------------------------------------------------------------------------
         Total cost of revenue                   6,487               6,899
-------------------------------------------------------------------------------
Gross profit                                     6,624               9,141
Operating expenses:
     Selling, general, and administrative        5,035               5,001
     Research and development                    1,415                 981
-------------------------------------------------------------------------------
         Total operating expenses                6,450               5,982
255
Income from operations                             174               3,159

Other income (expense):

     Interest income                               365                 219
     Interest expense                             (130)               (127)
     Other                                        (128)                141
-------------------------------------------------------------------------------
         Total other income                        107                 233
-------------------------------------------------------------------------------
Income before income taxes                         281               3,392
Provision for income taxes                         112                 678
-------------------------------------------------------------------------------
Net income                                     $   169            $  2,714
===============================================================================
Basic earnings per share                       $   .02            $   0.26
Diluted earnings per share                     $   .01            $   0.23
===============================================================================
Weighted average shares outstanding             11,192              10,283
Adjusted weighted average shares outstanding    12,050              11,630
===============================================================================
Net income                                      $  169           $   2,714
Other comprehensive income net of tax:
    Foreign currency translation adjustment         86                 455
-------------------------------------------------------------------------------
Comprehensive income                            $  255            $  3,169
===============================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                           For the three months ended:
                                                            September 30,   October 2,
                                                                2000           1999
----------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                  $    169    $    2,714
     Adjustments to reconcile net income to net cash
         Provided by (used for) operating activities:
         Depreciation and amortization                                196           170
         Provision for bad debts                                      157           200
         Accretion of debt                                             24            24
         Increase (decrease) in cash from working capital:
             Accounts receivable                                    5,513           (85)
             Notes receivable                                         (15)          101
             Inventories                                           (1,740)          532
             Other current assets                                     262          (133)
             Other assets                                               9          (782)
             Accounts payable                                      (1,038)       (1,863)
             Accrued payroll and related expenses                    (924)       (1,731)
             Deferred income                                          498           149
             Accrued warranty costs                                  (357)          (20)
             Income taxes payable                                  (1,145)         (573)
             Accrued restructuring charges                            (92)         (125)
             Other accrued liabilities                               (195)          310
----------------------------------------------------------------------------------------
Net cash provided by (used for)  operating activities               1,322        (1,112)
----------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of property and equipment                              (66)          (62)
----------------------------------------------------------------------------------------
Net cash used for investing activities                                (66)          (62)
----------------------------------------------------------------------------------------

Cash flows from financing activities:
     Principal payments of long-term debt                              21           (78)
     Principal payments of capital lease obligations                    -           (97)
     Proceeds from the issuance of common stock                       306        20,121
----------------------------------------------------------------------------------------
Net cash provided by financing activities                             327        19,946
----------------------------------------------------------------------------------------

Effect of exchange rates on cash and cash equivalents                  89           711
----------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                           1,672        19,483
----------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                   34,863        10,055
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $   36,535    $   29,538
========================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the "Company") for fiscal 2000, which should be read in conjunction with these financial statements. The financial information included herein is unaudited, with the exception of the condensed consolidated balance sheet as of July 1, 2000, which was derived from the audited consolidated balance sheet dated July 1, 2000. However, in the opinion of management, the statements include all necessary adjustments for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company's Annual Report on Form 10-K. The results for the three month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

      All dollar values are in thousands of dollars.

      In accordance with generally accepted accounting principles, all share and per share calculations have been restated to reflect the Company's 3-for-2 stock split effective on January 28, 2000.

2.    NEW ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the fourth quarter of fiscal year 2001 and is currently assessing the impact, if any, on its consolidated results of operations and financial position.

      In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The implementation in the quarter ended September 30, 2000, of FIN 44 did not have a material impact on the Company's financial position or results of operations.

3.    EARNINGS PER SHARE

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

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                   For the Three Months Ended:
                                                    September 30, October 2,
                                                       2000         1999
                                                       ----         ----
      NUMERATOR
      Net income                                      $ 169       $ 2,714
                                                     ======       =======

      DENOMINATOR
      BASIC EARNINGS PER SHARE
      Weighted average shares outstanding            11,192        10,283
                                                     ------        ------

      Earnings per share                              $ .02        $ 0.26
                                                     ======       =======

      DILUTED EARNINGS PER SHARE
      Weighted average shares outstanding            11,192        10,283

      Effect of dilutive securities:
      Stock options                                     431           827
      Stock warrants                                    427           520
                                                     ------        ------

      Adjusted weighted average shares outstanding   12,050        11,630
                                                     ------        ------

      Earnings per share                              $0.01        $ 0.23
                                                     ======       =======

      During the three month periods ended September 30, 2000, and October 2, 1999, there were 141,000 and 2,250 options, respectively, to purchase shares of common stock that were excluded from the calculation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

4.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      Effective July 2, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 (as amended by SFAS Nos. 137 and 138) requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. Gains or losses resulting from changes in the values of those derivatives are recorded either in current earnings or as a component of comprehensive income. As of September 30, 2000, the Company's derivative instruments included forward exchange contracts. The adoption of SFAS 133 did not materially affect the Company's results of operations or financial position.

                               CANDELA CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (Continued)

5.    INVENTORIES

      Inventories consist of the following (in thousands):

                         SEPTEMBER 30, 2000    JULY 1, 2000
                         ------------------    ------------
       Raw materials                $ 3,811          $2,750
       Work in process                1,036             602
       Finished goods                 5,092           5,034
                                    =======          ======
                                    $ 9,939          $8,386

6.    RESTRUCTURING CHARGES

      During the quarter ended December 27, 1997, the Company recorded restructuring charges of $2,609 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. The following table reflects the restructuring charges incurred in the most recent quarter:


                                                     Leasehold
                                                    Improvements
                                      Payroll and    and Fixed       Facility
      (000)                             Severance      Assets          Costs     Total
      Balance at July 1, 2000             $  145          $  592      $  306    $ 1,043

      Cash charges                           (12)                        (31)       (43)
      Non-cash charges                                       (49)                   (49)
                                     -------------------------------------------------------
      Balance at September 30, 2000       $  133          $  543      $  275     $  951
                                     =======================================================


7.    DEBT

      In 1998, the Company issued eight-year, 9.75%, subordinated term notes ("Note Agreement") to three investors in the aggregate amount of $3.7 million, secured by the assets of the Company. The notes become due in October 2006, and require quarterly interest payments. The Company is required to make mandatory quarterly principal payments of $185,000, along with any unpaid interest, beginning on January 31, 2002. The Note Agreement also contains restrictive covenants establishing maximum leverage, certain minimum ratios, and minimum levels of net income. As of September 30, 2000, the Company is in violation of minimum profitability levels, for which a waiver has been received for the first quarter.

8.    INCOME TAXES

      The provision for income taxes results from a combination of activities including both the domestic and foreign subsidiaries of the Company. The provision for income taxes for the three months ended September 30, 2000, includes a tax provision calculated in Japan at a rate in excess of the US statutory tax rate. The Company has recorded a 40% tax rate during the first quarter as a result of realizing a greater percentage of total revenues than was originally anticipated from jurisdictions with a higher tax rate.

9.    SEGMENT INFORMATION

      We operate principally in two industry segments; the design, manufacture, sale, and service of medical devices and related equipment, and the performance of services in the skin care/health spa industry.


      LINE OF BUSINESS DATA                                    For the three months ended:
      (000)                                               SEPTEMBER 30, 2000    OCTOBER 2, 1999
                                                          ------------------    ---------------
      REVENUE:
        Product sales and service                                   $ 12,213           $ 15,175
        Skin care/health spa services                                    898                865
                                                                    --------           --------
      Total revenue                                                 $ 13,111           $ 16,040
                                                                    ========           ========

      INCOME FROM OPERATIONS:
        Product sales and service                                     $  312            $ 3,335
        Skin care/health spa services                                   (138)              (176)
                                                                    --------           --------
      Total operating income                                          $  174            $ 3,159
                                                                    ========           ========

                                                                As of                As of
                                                          SEPTEMBER 30, 2000    OCTOBER 2, 1999
      TOTAL ASSETS (NET OF INTERCOMPANY ACCOUNTS):
        Product sales and service                                   $ 68,201           $ 54,753
        Skin care/health spa services                                  2,062              2,179
                                                                    --------           --------
      Total assets                                                  $ 70,263           $ 56,932
                                                                    ========           ========


10.   LEGAL PROCEEDINGS

      From time to time, we are a party to various legal proceedings incidental to our business. We believe that none of the presently pending legal proceedings will have a material adverse effect upon our financial position, results of operations, or liquidity.

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

RESULTS OF OPERATIONS

REVENUE.  Revenue source by geography is reflected in the following table:


(unaudited)          September 30, 2000   October 2, 1999      Change
                     ------------------   ---------------  ---------------
US revenue            $ 6,387      49%    $ 8,182    51%    $(1,795)  -22%
Foreign revenue         6,724      51%      7,858    49%     (1,134)  -14%
                      -------     ---     -------   ---     -------   ---
Total revenue         $13,111     100%    $16,040   100%    $(2,929)  -18%
                      =======     ===     =======   ===     =======   ===


Revenue fell over the three month period ended September 30, 2000, compared to the three month period October 2, 1999, due to shortfalls in the vascular business and a decrease in average selling prices for our lasers in the US. Foreign revenue declined fourteen percent compared to the same period a year earlier. This decline resulted from a combination of currency valuations in the European and Asia Pacific markets and a more significant seasonal adjustment than had been expected of the cosmetic industry in Japan.

Revenue source by type is reflected in the following table:


(unaudited)                  September 30, 2000   October 2, 1999      Change
                             ------------------   ---------------  ---------------
  Lasers and other products  $ 9,425       72%    $13,092    82%    $(3,667)    -28%
  Product related service      2,788       21%      2,083    13%        705      33%
  Skin care centers              898        7%        865     5%         33       4%
                             -------      ---     -------   ---     -------    ---
Total revenue                $13,111      100%    $16,040   100%    $(2,929)    -18%
                             =======      ===     =======   ===     =======     ===


The decrease in laser product revenue for the three month period ended September 30, 2000, compared to the three month period October 2, 1999, resulted from a decrease in the sales volume of our V-Beam(TM) product line. A slight decline of the average selling price of the GentleLase(TM) system also negatively impacted laser revenue. Product-related service increased for the three month period due to increased sales of cryogen coolant and service contracts. Skin care center revenue increased as a result of increased marketing and promotion.

GROSS PROFIT. Gross profit decreased to $6,624 or 51% of revenues for the three month period ended September 30, 2000, compared to gross profit of $9,141 or 57% for the same period one year earlier. This decrease in gross profit results principally from a decrease in the average selling price and resulting lower margins in the GentleLase(TM) system, and a lower volume of shipments to non-distributor customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased from $5,001 in the three month period ended October 2, 1999, to $5,035 for the three month period ending September 30, 2000. As a percentage of revenue, selling, general and administrative expenses increased to 38% of revenues in comparison to 31% of revenues in the year prior. Increased sales expenses in Japan and European markets as well as spending for a larger marketing staff over the same period a year earlier impacted selling, general, and administrative costs.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development spending increased substantially to $1,415 for the three months ended September 30, 2000, compared to $981 for the same period one year earlier. Research and development spending increased due to the cost of developing a new laser system that will be introduced in the second half of the year, as well as an overall increase in our research and development staff.

RESTRUCTURING CHARGE. During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2,609 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. For the three month period ended September 30, 2000, a total of $92 was charged against this reserve, representing costs associated with the Scottsdale facility. We continue to pursue a sublease of the Scottsdale facility, but if this effort is not successful, we could incur additional costs in excess of our existing reserve.

OTHER INCOME/EXPENSE. Net other income/expense was $107 in income for the three months ended September 30, 2000, in comparison to income of $233 for the three months ended October 2, 1999. This decrease in other income resulted primarily from losses arising from currency valuations netted with interest income, as compared to same period a year earlier.

INCOME TAXES. The provision for income taxes results from a combination of activities including both the domestic and foreign subsidiaries of the Company. The provision for income taxes for the three months ended September 30, 2000, includes a tax provision calculated in Japan at a rate in excess of the US statutory tax rate. The Company has recorded a 40% tax rate during the first quarter as a result of realizing a greater percentage of total revenues than was originally anticipated from jurisdictions with a higher tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities amounted to $1,322 for the three months ended September 30, 2000, in comparison to a use of cash in the amount of $1,112 for the same period a year earlier. The increase reflects a substantial decrease in our accounts receivable offset by an increase in inventories, and decreases in accounts payable and tax accruals. Cash used for investing activities totaled $66 for the three months ended September 30, 2000, compared to an outflow of $62 for the same period in the prior year. Cash provided by financing activities amounted to $327 in comparison to cash proceeds from financing activities of $19,946 for the same period a year earlier which was due to proceeds from the issuance of common stock from our July, 1999 stock offering.

Cash and cash equivalents at September 30, 2000, increased by $1,672 to $36,535 from $34,863 at July 1, 2000, due principally to cash received from operating activities.

In relation to our eight-year, 9.75% subordinated note, a total of $185 has been accreted to the note through September 30, 2000, resulting in a long-term liability balance of $3,049 at quarter end. A total of $24 of interest expense has been recorded in the three month period ended September 30, 2000.

On January 12, 2000, our Board of Directors approved a 3-for-2 stock split, payable in the form of a 50% stock dividend. All shareholders of record at the close of business on January 28, 2000 received one additional share for every two shares of common stock owned.

We believe that cash balances will be sufficient to meet anticipated cash requirements for the next twelve months. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, nor that any such required additional capital will be available on reasonable terms, if at all, as such it becomes required.

ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the fourth quarter of fiscal year 2001 and is currently assessing the impact, if any, on its consolidated results of operations and financial position.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The implementation in the quarter ended September 30, 2000 of FIN 44 did not have a material impact on the Company's financial position or results of operations.

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements concerning the future of the industry, product development, business strategy (including the possibility of future acquisitions), anticipated operational and capital expenditure levels, continued acceptance and growth of our products, and dependence on significant customers and suppliers. This Quarterly Report on Form 10-Q contains forward-looking statements that we have made based on our current expectations, estimates and projections about our industry, operations, and prospects, not historical facts. We have made these forward-looking statements pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "anticipate," "estimate," "intend", "continue" or other similar expressions. These statements discuss future expectations, and may contain projections of results of operations or of financial condition or state other forward-looking information. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Cautionary Statements" in our annual report filed on Form 10-K dated September 29, 2000, as well as other risks and uncertainties referenced in this Quarterly Report.

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

- Claims by others that our products infringe their patents or other intellectual property rights, or that the patents which we own or have licensed rights to are invalid, could prevent us from manufacturing and selling some of our products or require us to incur substantial costs from litigation or development of non-infringing technology.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2000, the Company held foreign currency forward contracts with notional values totaling approximately $4,657,860 for the deliverance of 331,466,465 Japanese Yen, 469,238 German Marks, 108,147,488 Spanish Pesetas, and 6,027,404 French Francs. These contracts have maturities prior to February 9, 2001. The carrying and net fair value of these contracts at September 30, 2000, was $0 and $60,860, respectively. The net fair value is computed by subtracting the value of the contracts using the quarter-end exchange rate (the notional value) from the value of the forward contracts computed at the contracted exchange rates.

                               CANDELA CORPORATION

                            PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings incidental to our business. We believe that none of the presently pending legal proceedings will have a material adverse effect upon our financial position, results of operations, or liquidity.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

             Exhibit 27.1,  Financial Data Schedule

(b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CANDELA CORPORATION
                                             Registrant

Date: NOVEMBER 10, 2000               /s/ GERARD E. PUORRO
      -----------------               ---------------------------------------
                                      Gerard E. Puorro
                                      (President and Chief Executive Officer)

Date: NOVEMBER 10, 2000               /s/ F. PAUL BROYER
      -----------------               -----------------------------------------
                                      F. Paul Broyer
                                      (Senior Vice President of Finance and
                                      Administration, Chief Financial Officer
                                      and Treasurer)