Form 10-Q
period 2000-12-30
CANDELA CORP /DE/
filed 2001-02-09
CIK 793279

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             -----------------------
                                    FORM 10-Q

            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the quarterly period ended December 30, 2000.


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
Yes     X      No
   ----------    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          CLASS                                OUTSTANDING AT FEBRUARY 6, 2001
  ----------------------                       -------------------------------
Common Stock, $.01 par value                          10,740,930

================================================================================

                               CANDELA CORPORATION

                                      INDEX

                                                                                              PAGE(S)
                                                                                              -------
Part I.      Financial Information:

             Item 1.  Unaudited Condensed Consolidated Balance Sheets
                      as of December 30, 2000 and July 1, 2000                                    3

                      Unaudited Condensed Consolidated Statements of
                      Operations and Comprehensive Income for the three month
                      and six month periods ended December 30, 2000 and
                      January 1, 2000                                                             4

                      Unaudited Condensed Consolidated Statements of Cash Flows
                      for the six month period ended December 30, 2000
                      and January 1, 2000                                                         5

                      Notes to Unaudited Condensed Consolidated
                      Financial Statements                                                      6-8


             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                      9-12

                      Cautionary Statements                                                   12-13

             Item 3.  Quantitative and Qualitative Disclosure
                      about Market Risk                                                          13


Part II.     Other Information:

             Item 1.  Legal proceedings                                                          14

             Item 4.  Submission of Matters to a Vote of Security Holders                        14

             Item 6.  Exhibits and Reports on Form 8-K                                           14


                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               CANDELA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               DECEMBER 30,       JULY 1,
                                                                                                  2000             2000
---------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                                                  $ 34,927         $ 34,863
     ACCOUNTS RECEIVABLE, NET                                                                     14,771           19,875
     NOTES RECEIVABLE                                                                              1,147            1,813
     INVENTORIES                                                                                  11,075            8,386
     OTHER CURRENT ASSETS                                                                          1,585              885
---------------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                                    63,505           65,822
PROPERTY AND EQUIPMENT, NET                                                                        2,191            2,462
DEFERRED TAX ASSETS                                                                                5,058            4,643
OTHER ASSETS                                                                                         200              237
---------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                          $ 70,954         $ 73,164
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                                                            $ 4,031          $ 4,654
     ACCRUED PAYROLL AND RELATED EXPENSES                                                          1,479            2,351
     ACCRUED WARRANTY COSTS                                                                        2,650            3,295
     INCOME TAXES PAYABLE                                                                          2,265            3,332
     RESTRUCTURING RESERVE                                                                           836            1,043
     OTHER ACCRUED LIABILITIES                                                                     3,230            1,467
     CURRENT PORTION OF LONG-TERM DEBT                                                                 8               15
     DEFERRED INCOME                                                                               6,303            5,410
---------------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                                               20,802           21,567
LONG-TERM DEBT                                                                                     3,083            3,034
COMMITMENTS AND CONTINGENCIES                                                                         --               --
STOCKHOLDERS' EQUITY:
     COMMON STOCK                                                                                    117              114
     ADDITIONAL PAID-IN CAPITAL                                                                   43,272           41,925
     RETAINED EARNINGS                                                                            11,731           10,717
     TREASURY STOCK, AT COST                                                                      (6,787)          (3,046)
     ACCUMULATED OTHER COMPREHENSIVE LOSS                                                         (1,264)          (1,147)
---------------------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                                              47,069           48,563
---------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 70,954         $ 73,164
===========================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED:            FOR THE SIX MONTHS ENDED:
                                                               DECEMBER 30,       JANUARY 1,          DECEMBER 30,       JANUARY 1,
                                                                  2000              2000                 2000               2000
------------------------------------------------------------------------------------------------------------------------------------
REVENUES:
     LASERS AND OTHER PRODUCTS                                  $ 10,562           $ 14,116           $ 19,987            $ 27,208
     PRODUCT RELATED SERVICE                                       3,142              2,730              5,929               4,813
     SKIN CARE CENTER                                                985                933              1,883               1,798
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES                                           14,689             17,779             27,799              33,819

COST OF SALES:
     LASERS AND OTHER PRODUCTS                                     4,814              5,463              8,957              10,513
     PRODUCT RELATED SERVICE                                       1,508              1,583              3,316               2,863
     SKIN CARE CENTER                                                605                626              1,140               1,195
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL COST OF SALES                                       6,927              7,672             13,413              14,571
------------------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                       7,762             10,107             14,386              19,248

OPERATING EXPENSES:
     SELLING, GENERAL, AND ADMINISTRATIVE                          5,681              5,128             10,716              10,129
     RESEARCH AND DEVELOPMENT                                      1,522              1,202              2,937               2,183
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                  7,203              6,330             13,653              12,312
------------------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                               559              3,777                733               6,936

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                                 620                417                986                 635
     INTEREST EXPENSE                                               (118)              (117)              (249)               (244)
     OTHER                                                           247                (20)               118                 121
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME                                          749                280                855                 512
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                         1,308              4,057              1,588               7,448
PROVISION FOR INCOME TAXES                                           460                811                572               1,489
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $    848           $  3,246           $  1,016            $  5,959
====================================================================================================================================

BASIC EARNINGS PER SHARE                                        $    .08           $     30           $    .09            $    .56
DILUTED EARNINGS PER SHARE                                      $    .07           $     27           $    .09            $    .50
====================================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                               11,036             10,935             11,114              10,609
ADJUSTED WEIGHTED AVERAGE SHARES OUTSTANDING                      11,527             12,226             11,822              11,896
====================================================================================================================================

NET INCOME                                                      $    848           $  3,246           $  1,016            $  5,959
OTHER COMPREHENSIVE INCOME NET OF TAX:
    FOREIGN CURRENCY TRANSLATION ADJUSTMENT                          198                336                287                 791
------------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                            $  1,046           $  3,582           $  1,303            $  6,750
====================================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    FOR THE SIX MONTHS ENDED:
                                                                                                 DECEMBER 30,            JANUARY 1,
                                                                                                     2000                   2000
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                                                   $  1,016                $  5,959
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
         PROVIDED BY OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                                                                 374                     333
         PROVISION FOR BAD DEBTS                                                                      (418)                    215
         ACCRETION OF DEBT DISCOUNT                                                                     49                      48
         INCREASE (DECREASE) IN CASH FROM WORKING CAPITAL:
             ACCOUNTS RECEIVABLE                                                                     5,269                    (404)
             NOTES RECEIVABLE                                                                          574                      71
             INVENTORIES                                                                            (2,823)                    272
             OTHER CURRENT ASSETS                                                                     (221)                   (225)
             OTHER ASSETS                                                                             (383)                 (1,661)
             ACCOUNTS PAYABLE                                                                         (371)                 (1,083)
             ACCRUED PAYROLL AND RELATED EXPENSES                                                   (1,002)                 (1,896)
             DEFERRED INCOME                                                                         1,552                     738
             ACCRUED WARRANTY COSTS                                                                   (645)                    117
             INCOME TAXES PAYABLE                                                                   (1,541)                   (886)
             ACCRUED RESTRUCTURING CHARGES                                                            (207)                   (236)
             OTHER ACCRUED LIABILITIES                                                               1,006                   1,124
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                            2,229                   2,486
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     PURCHASES OF PROPERTY AND EQUIPMENT                                                              (103)                   (356)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                                (103)                   (356)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     PRINCIPAL PAYMENTS OF LONG-TERM DEBT                                                               49                     (78)
     REPAYMENTS OF LINE OF CREDIT                                                                       (7)                     --
     PRINCIPAL PAYMENTS OF CAPITAL LEASE OBLIGATIONS                                                    --                    (556)
     PROCEEDS FROM THE ISSUANCE OF COMMON STOCK                                                      1,351                  20,292
     REPURCHASE OF TREASURY STOCK                                                                   (3,742)                     --
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                                (2,349)                 19,658
-----------------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                                  287                    (549)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                               64                  21,239
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    34,863                  10,055
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 34,927                $ 31,294
===================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the "Company") for fiscal 2000, which should be read in conjunction with these financial statements. The financial information included herein is unaudited; however, the condensed consolidated balance sheet as of July 1, 2000 was derived from the audited consolidated balance sheet dated July 1, 2000. However, in the opinion of management, the statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results and are prepared and presented in a manner consistent with the Company's Annual Report on Form 10-K. The results for the three and six month periods ended December 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

                                                   FOR THE THREE MONTHS ENDED:                  FOR THE SIX MONTHS ENDED:
                                                   ---------------------------                  -------------------------
                                                  DECEMBER 30,        JANUARY 1,              DECEMBER 30,        JANUARY 1,
                                                     2000               2000                     2000               2000
                                                     ----               ----                     ----               ----
      NUMERATOR
      Net Income                                  $        848       $     3,246               $     1,016         $   5,960
                                                  =============      ===========                ===========       ==========

      DENOMINATOR
      BASIC EARNINGS PER SHARE
      ------------------------
      Weighted average share outstanding
                                                        11,036            10,935                    11,114            10,609
                                                  -------------      ------------             -------------      -----------
      Basic earnings per share                    $       0.08       $      0.30              $       0.09       $      0.56
                                                  =============      ============             =============      ===========

      DILUTED EARNINGS PER SHARE
      Weighted average share outstanding                 11,036         10,935                       11,114           10,609

      Effect of dilutive securities:
      Stock options                                         281            767                          383              765
      Stock warrants                                        210            524                          325              522
                                                  --------------     ----------               --------------     -----------

      Adjusted weighted average shares
      outstanding                                        11,527         12,226                       11,822           11,896
                                                  --------------     ----------               --------------     -----------
      Diluted earnings per share                  $        0.07      $    0.27                $        0.09      $      0.50
                                                  --------------     ----------               --------------     -----------

      During the three month period ended December 30, 2000, there were options to purchase 224,096 shares of common stock that were excluded from the calculation of diluted earnings per share, while during the six month period ended December 30, 2000 there were options to purchase 141,000 shares of common stock that were excluded from the calculation of diluted earnings per share. During the three and six month periods ended January 1, 2000, there were options to purchase 2,250 shares of common stock that were excluded from the calculation of diluted earnings per share. All warrants to purchase shares of common stock were included in the computation of diluted earnings per share for the three and six month periods ended December 30, 2000, and the three and six month periods ended January 1, 2000. Exclusions of common stock equivalents from the calculation of diluted earnings per share occur when the exercise price is greater than the average market price of the common stock.

4.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      Effective July 2, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 (as amended by SFAS Nos. 137 and 138) requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. Gains or losses resulting from changes in the values of those derivatives are recorded either in current earnings or as a component of comprehensive income. As of December 30, 2000, the Company's derivative instruments included forward exchange contracts. The adoption of SFAS 133 did not materially affect the Company's results of operations or financial position.

5.    INVENTORIES

      Inventories consist of the following (in thousands):

                                                  DECEMBER 30, 2000                JULY 1, 2000
                                                  -----------------                ------------
             Raw materials                         $    3,835                       $  2,750
             Work in process                              639                            602
             Finished goods                             6,601                          5,034
                                                   ----------                       ---------
                                                   $   11,075                       $  8,386
                                                   ==========                       =========

6.    RESTRUCTURING CHARGES

      During the quarter ended December 27, 1997, the Company recorded restructuring charges of $2,609,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. The following table reflects the restructuring charges incurred during the six-month period ended December 30, 2000:

                                                        Payroll &           Fixed              Facility
                                                       Severance            Assets               Costs            Total
      Balance July 1, 2000                              $  145              $  592             $  306            $ 1,043
         Cash Charges                                      (25)                                   (83)              (108)
         Non - Cash Charges                                                    (99)                                  (99)
                                                  ----------------------------------------------------------------------

      Balance December 30, 2000                         $  120              $  493             $  223            $   836
                                                  =======================================================================

7.    DEBT

      In 1998, the Company issued eight-year, 9.75%, subordinated term notes ("Note Agreement") to three investors in the aggregate amount of $3.7 million, secured by the assets of the Company. The notes become due in October 2006, and require quarterly interest payments. The Company is required to make mandatory quarterly principal payments of $185,000, along with any unpaid interest, beginning on January 31, 2002. The Note Agreement also contains restrictive covenants establishing maximum leverage, certain minimum ratios, and minimum levels of net income. As of December 30, 2000, the Company is in compliance with all debt covenants.

8.    SEGMENT INFORMATION

      The Company operates principally in two industry segments: the design, manufacture, sale, and service of medical devices and related equipment; and the performance of services in the skin care/health spa industry.

      LINE OF BUSINESS DATA:                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               DECEMBER 30,      JANUARY 1,      DECEMBER 30,       JANUARY 1,
                                                                  2000             2000             2000              2000
      REVENUE:
        Product sales and service                              $  13,704         $  16,846        $ 25,916          $ 32,021
        Skin care/health spa services                                985               933           1,883             1,798
                                                               ---------         ---------        --------          ---------
      Total revenue                                            $  14,689         $  17,779        $ 27,799          $ 33,819
                                                               =========         =========        ========          =========
      OPERATING INCOME (LOSS):
        Product sales and service                              $     697         $   3,976        $  1,009          $  7,311
        Skin care/health spa services                               (138)             (199)           (276)             (375)
                                                               ---------         ---------        --------          ---------
      Total operating income                                   $     559         $   3,777        $    733          $  6,936
                                                               =========         =========        ========          =========

                                                                  As of            As of
                                                               December 30,          July 1,
                                                                  2000             2000
      TOTAL ASSETS: (NET INTERCOMPANY ACCOUNTS)
        Product sales and service                              $  68,696         $  71,151
        Skin care/health spa services                              2,258             2,013
                                                               ---------         ---------
      Total assets                                             $  70,954         $  73,164
                                                               =========         =========

                               CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We research, develop, manufacture, market and service lasers used to perform aesthetic and cosmetic procedures. We sell our lasers principally to medical practitioners. We market our products directly and through a network of distributors to end-users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists and general and vascular surgeons. We derive our revenue from: the sales of lasers and other products; the provision of product-related services; and the operations of our remaining skin care center.

RESULTS OF OPERATIONS

REVENUE.  Revenue source by geography is reflected in the following table:

                                                      THREE MONTHS ENDED
(in thousands)                        DECEMBER 30, 2000             JANUARY 1, 2000                 CHANGE
                                  --------------------------   --------------------------   -------------------
US revenue                         $   5,123         35%        $  8,105          46%        $ (2,982)     -37%
Foreign revenue                        9,566         65%           9,674          54%            (108)      -1%
                                   ---------        ----        --------         ----        ---------     ----
Total revenue                      $  14,689        100%        $ 17,779         100%        $ (3,090)     -17%
                                   =========        ====        ========         ====        =========     ====

                                                      SIX MONTHS ENDED
                                      DECEMBER 30, 2000             JANUARY 1, 2000                 CHANGE
                                  --------------------------   --------------------------   -----------------------
US revenue                         $  11,509         41%        $ 16,287          48%        $ (4,778)     -29%
Foreign revenue                       16,290         59%          17,532          52%          (1,242)      -7%
                                   ---------        ----        --------         ----        ---------     ----
Total revenue                      $  27,799        100%        $ 33,819         100%        $ (6,020)     -18%
                                   =========        ====        ========         ====        =========     ====

The decline in US revenue for the three and six month periods ended December 30, 2000 resulted from a combination of shortfalls in the vascular business and from a lack of orders from a major US distribution partner who supports the obstetrician, gynecologist and general and vascular surgeon market. Management is currently having positive discussions with this distribution partner that it hopes may lead to a restoration of sales. All other geographic areas reached their expected sales revenues for the three month period ended December 30, 2000.

                               CANDELA CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue source by type is reflected in the following table:

                                                    THREE MONTHS ENDED
                                      DECEMBER 30, 2000            JANUARY 1, 2000                  CHANGE
                                  --------------------------   -------------------------    ------------------------
  Lasers and other products        $  10,562         72%        $  14,116         80%        $ (3,554)     -25%
  Product related service              3,142         21%            2,730         15%             412       15%
  Skin care centers                      985          7%              933          5%              52        6%
                                   ---------        ----        ---------        ----        ---------     ----
  Total revenue                    $  14,689        100%        $  17,779        100%        $ (3,090)     -17%
                                   =========        ====        =========        ====        =========     ====

                                                     SIX MONTHS ENDED
                                      DECEMBER 30, 2000            JANUARY 1, 2000                  CHANGE
                                  --------------------------   -------------------------    ------------------------
  Lasers and other products        $  19,987         72%        $  27,208         81%        $ (7,221)     -27%
  Product related service              5,929         21%            4,813         14%           1,116       23%
  Skin care centers                    1,883          7%            1,798          5%              85        5%
                                   ---------        ----        --------         ----        ---------     ----
  Total revenue                    $  27,799        100%        $  33,819        100%        $ (6,020)     -18%
                                   =========        ====        =========        ====        =========     ====

The decrease in laser product revenue for the three month period ended December 30, 2000, compared to the three month period ended January 1, 2000, primarily resulted from a halt in orders from a major US distribution partner. For the six month period ended December 30, 2000, the decline in laser product revenue was due to slow growth in the vascular markets. Product-related service revenue increased due to increased sales of service contracts separate from warranty coverage. Skin care center revenue remained relatively stable.

GROSS PROFIT. Gross profit decreased to $7,762,000, or 53% of revenues, for the three month period ended December 30, 2000, compared to gross profit of $10,107,000, or 57%, for the same period one year earlier. For the six month period ended December 30, 2000, gross profit decreased to $14,386,000, or 52% of revenues, compared to $19,248,000 and 57% of revenues for the same period a year earlier. The decrease in gross profit, compared to the same period a year earlier, is principally the result of sales of lower margin laser systems and increased product-related service spending.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased from $5,128,000, or 29% of revenues, in the three month period ended January 1, 2000, to $5,681,000, or 39% of revenues, for the three month period ending December 30, 2000. For the six month period ended December 30, 2000, selling, general and administrative expenses amounted to $10,716,000, an increase over expenses of $10,129,000 incurred for the same period a year earlier. Selling, general and administrative expenses were 39% and 30% of revenues for the six-month periods ended December 30, 2000 and January 1, 2000, respectively. General and administrative expenses were impacted by increased legal costs associated with the negotiation of litigation settlements, as well as consulting fees for studies exploring ways to broaden our market penetration. Selling expenses have increased due to efforts to expand our worldwide visibility.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development spending increased to $1,522,000 for the three months ended December 30, 2000, compared to $1,202,000 for the same period one year earlier. For the six-month period ending December 30, 2000, research and development spending increased by $754,000, to $2,937,000, from $2,183,000 in the same period a year earlier. Research and development spending increased as the result of spending related to the development of our new skin renewal diode laser system, the Smoothbeam(TM), as well as an overall increase in our research and development staff.

RESTRUCTURING CHARGE. During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2,609,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. For the six-month period ended December 30, 2000, a total of $207,000 was charged against this reserve, representing costs associated with the Scottsdale facility. Of this amount, $115,000 was charged against the reserve in the current quarter. We continue to pursue a sublease of the Scottsdale facility, but if this effort is not successful, we could incur additional costs in excess of our existing reserve.

OPERATING INCOME. Operating income for the quarter ended December 30, 2000, decreased to $559,000, or 4% of revenues, compared to $3,777,000 or 21% of revenues, for the same quarter one year earlier. For the six month period ended December 30, 2000, operating income decreased to $733,000, or 3% of revenue, compared to $6,936,000 or 21% of revenues, for the same period a year ago. The decline in operating income for the three month and six month period ended December 30, 2000, is due to reductions in revenue combined with increases in expenses.

OTHER INCOME/EXPENSE. Other income and expense was $749,000 in income for the three months ended December 30, 2000, in comparison to $280,000 for the same period a year earlier. For the six month period ended December 30, 2000, other income and expense amounted to $855,000 in income in comparison to $512,000 for the same period a year earlier. The increase in other income, for both periods, resulted primarily from interest income earned on a higher level of invested cash during the period.

INCOME TAXES. The provision for income taxes results from a combination of activities including both the domestic and foreign subsidiaries of the Company. The provision for income taxes for the six months ended December 30, 2000, includes a tax provision calculated in Japan and Spain using rates in excess of the U.S. statutory tax rate. The Company has recorded a 35% tax rate for the three month period ended December 30, 2000, and a 36% tax rate for the six month period ended December 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities amounted to $2,229,000 for the six months ended December 30, 2000, in comparison to $2,486,000 for the same period a year earlier. The decrease reflects a decrease in accounts receivable offset by an increase in inventories and other assets as well as a reduction in accounts payable and increased payments for income taxes and accrued payroll. Cash used for investing activities totaled $103,000 for the six months ended December 30, 2000, compared to $356,000 for the same period in the prior year. Cash used by financing activities amounted to $2,349,000 in comparison to cash provided by financing activities of $19,658,000 for the same period a year earlier.

Cash and cash equivalents at December 30, 2000, increased by $64,000 to $34,927,000 from $34,863,000 at July 1, 2000, due principally to cash received from operating activities offset by cash disbursed to repurchase shares.

In relation to our eight-year, 9.75% subordinated notes, a total of $210,000 has been accreted to the notes through December 30, 2000, resulting in a long-term liability balance of $3,074,000 at quarter end. A total of $48,222 of interest expense has been recorded in the current fiscal year, of which $24,509 was recorded in the three month period ended December 30, 2000.

On November 23, 1999, the Board of Directors approved an open market stock repurchase program that enables the Company to purchase up to 750,000 shares of its common stock. The program is in effect for two years, from December 13, 1999 to December 12, 2001, and may be suspended or discontinued by the Board at any time. All such purchases will be transacted on the Nasdaq Stock Market at prevailing open market prices and will be paid for with general corporate funds. Any such purchases will be accounted for at cost and held as treasury stock. The Board has delegated to the discretion of Candela's Chief Executive Officer and Chief Financial Officer the authority to determine the timing of the repurchase program's commencement and the timing of any subsequent purchases. On December 14, 2000, the Board of Directors authorized the Company to purchase an additional 500,000 of its common stock under the open market stock repurchase program. As of December 30, 2000, the Company had repurchased 868,400 shares.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 30, 2000, the Company held foreign currency forward contracts with notional value totaling approximately $4,971,000 for the deliverance of 298,907,402 Spanish Pesetas, 637,992 German Deutsche Marks, 272,145,756 Japanese Yen, and 4,112,492 French Francs. The present contracts have maturity dates prior to May 4, 2001. The carrying and net fair value of these contracts at December 30, 2000, was $0 and ($89,037), respectively, compared to $0 and $3,551 respectively, at January 1, 2000. The net fair value is computed by subtracting the value of the contracts using the quarter-end exchange rate (the notional value) from the value of the forward contracts computed at the contracted exchange rates.

We have cash equivalents and marketable securities that primarily consist of commercial paper, corporate bonds, and overnight money market accounts. Interest rate return is fixed at the time of investment. The Company does not expect changes in interest rates to have a material effect on income or cash flows.

                               CANDELA CORPORATION

                            PART II OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings incidental to our business. We believe that none of the presently pending legal proceedings will have a material adverse effect upon our financial position, results of operations, or liquidity.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 25, 2001, the Company held its Annual Shareholder meeting. At the meeting, the Shareholders acted upon the following proposals: (i) to elect a Board of Directors; (ii) to ratify the selection of the firm of Ernst & Young LLP as independent auditors for the fiscal year ending July 30, 2001; (iii) to increase the number of shares available for grant under the Company's 1998 Stock Plan from 750,000 to 1,250,000.

Votes "For" represent affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy.

Voting results were as follows:

                                                                                                     BROKER
MATTER                                             FOR           AGAINST    WITHHELD    ABSTAIN        NON-VOTES
------                                             ---           -------    --------    -------        ---------

I.   ELECTION OF DIRECTORS:

     Gerard E. Puorro                           9,284,636                    723,718       N/A             -0-
     Kenneth D. Roberts                         9,272,086                    736,268       N/A             -0-
     Douglas W. Scott                           9,284,986                    723,368       N/A             -0-
     Richard J. Cleveland, MD                   9,284,971                    723,383       N/A             -0-
     Nancy Nager                                9,286,636                    721,718       N/A             -0-

II.  RATIFICATION OF INDEPENDENT ACCOUNTANTS:

                                                9,940,191           38,528     N/A        29,635           -0-

III.   ACTION TO INCREASE NUMBER OF SHARES

                                                8,227,983        1,561,803     N/A       218,568           -0-

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      None.

(b)   Reports on Form 8-K

      A Form 8-K was filed on November 14, 2000 pertaining to a change in the Rights Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CANDELA CORPORATION
                                    Registrant


Date: FEBRUARY 9, 2001              /S/ GERARD E. PUORRO
      -----------------             ---------------------------------------
                                    Gerard E. Puorro
                                    (President and Chief Executive Officer)


Date: FEBRUARY 9, 2001              /S/ F. PAUL BROYER
      -----------------             ---------------------------------------
                                    F. Paul Broyer
                                    (Senior Vice President of Finance and
                                    Administration and Chief Financial Officer)