Form 10-Q
period 2001-03-31
CANDELA CORP /DE/
filed 2001-05-15
CIK 793279

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             -----------------------
                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001.

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

Common Stock, $.01 par value---10,787,992 shares outstanding as of May 14, 2001.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                               CANDELA CORPORATION

                                      INDEX

                                                                                                 Page(s)
                                                                                                 -------
       Part I.      Financial Information:

             Item 1.  Unaudited Condensed Consolidated Balance Sheets
                       as of March 31, 2001 and July 1, 2000                                        3

                       Unaudited Condensed Consolidated Statements of Operations
                       and Comprehensive Income for the three month and nine
                       month periods ended March 31, 2001 and
                       April 1, 2000                                                                4

                       Unaudited Condensed Consolidated Statements of Cash Flows
                       for the nine month periods ended March 31, 2001 and
                       April 1, 2000                                                                5

                       Notes to Unaudited Condensed Consolidated
                       Financial Statements                                                       6-8


             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                        9-12

                      Cautionary Statements                                                        12

             Item 3.  Quantitative and Qualitative Disclosure
                      about Market Risk                                                            13


      Part II.      Other Information:

                    Item 1.  Legal proceedings                                                     14

                    Item 6.  Exhibits and Reports on Form 8-K                                      14

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               CANDELA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               MARCH 31,         JULY 1,
ASSETS                                                                                           2001              2000
---------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                                                  $ 32,830         $ 34,863
     ACCOUNTS RECEIVABLE, NET                                                                     20,301           19,875
     NOTES RECEIVABLE                                                                              1,047            1,813
     INVENTORIES                                                                                   9,888            8,386
     OTHER CURRENT ASSETS                                                                          1,805              885
---------------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                                    65,871           65,822
PROPERTY AND EQUIPMENT, NET                                                                        2,016            2,462
DEFERRED TAX ASSETS                                                                                5,350            4,643
OTHER ASSETS                                                                                         210              237
---------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                          $ 73,447         $ 73,164
===========================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:

     ACCOUNTS PAYABLE                                                                            $ 3,964          $ 4,654
     ACCRUED PAYROLL AND RELATED EXPENSES                                                          2,033            2,351
     ACCRUED WARRANTY COSTS                                                                        2,838            3,295
     INCOME TAXES PAYABLE                                                                          2,886            3,332
     RESTRUCTURING RESERVE                                                                           698            1,043
     OTHER ACCRUED LIABILITIES                                                                     3,891            1,467
     CURRENT PORTION OF LONG-TERM DEBT                                                               189               15
     DEFERRED INCOME                                                                               7,439            5,410
---------------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                                               23,938           21,567
LONG-TERM DEBT                                                                                     2,923            3,034
COMMITMENTS AND CONTINGENCIES                                                                          -                -
STOCKHOLDERS' EQUITY:
     COMMON STOCK                                                                                    117              114
     ADDITIONAL PAID-IN CAPITAL                                                                   43,290           41,925
     ACCUMULATED EARNINGS                                                                         13,287           10,717
     TREASURY STOCK, AT COST                                                                     (7,782)          (3,046)
     ACCUMULATED OTHER COMPREHENSIVE LOSS                                                        (2,326)          (1,147)
---------------------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                                              46,586           48,563
---------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 73,447         $ 73,164
===========================================================================================================================





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                         FOR THE THREE MONTHS ENDED:               FOR THE NINE MONTHS ENDED:
                                                        MARCH 31,          APRIL 1,               MARCH 31,          APRIL 1,
                                                           2001              2000                    2001              2000

REVENUES:
     LASERS AND OTHER PRODUCTS                           $ 14,468           $ 14,771              $ 34,533            $ 41,979
     PRODUCT-RELATED SERVICE                                3,337              3,502                 9,189               8,315
     SKIN CARE CENTER                                         991                934                 2,874               2,732
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES                                    18,796             19,207                46,596              53,026

COST OF SALES:
     LASERS AND OTHER PRODUCTS                              6,903              5,293                15,479              15,806
     PRODUCT-RELATED SERVICE                                1,880              1,904                 5,578               4,767
     SKIN CARE CENTER                                         581                588                 1,721               1,783
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL COST OF SALES                                9,364              7,785                22,778              22,356
--------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                9,432             11,422                23,818              30,670

OPERATING EXPENSES:
     SELLING, GENERAL, AND ADMINISTRATIVE                   5,917              5,681                16,634              15,809
     RESEARCH AND DEVELOPMENT                               1,392              1,432                 4,329               3,616
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                           7,309              7,113                20,963              19,425
--------------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                      2,123              4,309                 2,855              11,245

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                          321                398                 1,307               1,034
     INTEREST EXPENSE                                       (101)              (120)                 (349)               (364)
     OTHER                                                     72                 42                   190                 163
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME                                   292                320                 1,148                 833
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                  2,415              4,629                 4,003              12,078
PROVISION FOR INCOME TAXES                                    861                972                 1,432               2,462
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                               $  1,554            $ 3,657              $  2,571            $  9,616
================================================================================================================================
BASIC EARNINGS PER SHARE                                  $   .14            $  0.33               $   .23             $  0.90
DILUTED EARNINGS PER SHARE                                $   .14            $  0.30               $   .22             $  0.82
================================================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                        10,732             11,179                10,987              10,648
EQUIVALENT WEIGHTED AVERAGE SHARES OUTSTANDING             11,211             12,280                11,621              11,738
================================================================================================================================

NET INCOME                                               $  1,554           $  3,657              $  2,571            $  9,616
OTHER COMPREHENSIVE INCOME NET OF TAX:
    FOREIGN CURRENCY TRANSLATION ADJUSTMENT                 (483)              (756)                 (198)                  35
--------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                     $  1,071           $  2,901              $  2,373            $  9,651
================================================================================================================================






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                              For the nine months ended:
                                                                                          March 31,                  April 1,
                                                                                             2001                      2000
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                                   $  2,571                $  9,616
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                                 572                     518
         Provision for bad debts                                                                        18                     230
         Accretion of debt discount                                                                     73                      71
         Increase (decrease) in cash from working capital:
             Accounts receivable                                                                   (1,051)                 (3,328)
             Notes receivable                                                                          562                   1,168
             Inventories                                                                           (1,969)                 (1,174)
             Other current assets                                                                    (819)                   (598)
             Other assets                                                                            (684)                 (2,414)
             Accounts payable                                                                        (371)                 (2,521)
             Accrued payroll and related expenses                                                    (445)                 (1,363)
             Deferred income                                                                         2,047                   1,742
             Accrued warranty costs                                                                  (456)                     320
             Income taxes payable                                                                    (577)                     159
             Accrued restructuring charges                                                           (345)                   (362)
             Other accrued liabilities                                                               2,500                     851
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                            1,626                   2,915
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of property and equipment                                                             (130)                   (468)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                               (130)                   (468)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Principal payments of long-term debt                                                                -                    (78)
     Repayments on line of credit                                                                     (11)                       -
     Principal payments of capital lease obligations                                                     -                   (567)
     Proceeds from the issuance of common stock                                                      1,368                  21,425
     Repurchases of treasury stock                                                                 (4,736)                       -
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                               (3,379)                  20,780
-----------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash and cash equivalents                                                (150)                   (353)
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                               (2,033)                  22,874
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                                    34,863                  10,055
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                        $ 32,830                $ 32,929
===================================================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CANDELA CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the "Company") for fiscal 2000, which should be read in conjunction with these financial statements. The financial information included herein is unaudited; however, the condensed consolidated balance sheet as of July 1, 2000 was derived from the audited consolidated balance sheet dated July 1, 2000. However, in the opinion of management, the statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results and are prepared and presented in a manner consistent with the Company's Annual Report on Form 10-K. The results for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.    NEW ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the fourth quarter of fiscal year 2001 and believes the impact, if any, will not be significant on its consolidated results of operations and financial position.

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

                                                  FOR THE THREE MONTHS ENDED:                  FOR THE NINE MONTHS ENDED:
                                                  ---------------------------                  --------------------------
                                                   March 31,          April 1,                 March 31,          April 1,
                                                     2001               2000                     2001               2000
                                                     ----               ----                     ----               ----
      NUMERATOR
      Net Income                                  $      1,554       $    3,657               $      2,571       $    9,616
                                                  =============      ===========              =============      ==========


      DENOMINATOR
      BASIC EARNINGS PER SHARE
      ------------------------
      Weighted average shares outstanding
                                                        10,732           11,179                     10,987           10,648
                                                  ------------       ----------               ------------       ----------

      Basic earnings per share                    $       0.14       $      0.33              $       0.23       $      0.90
                                                  =============      ============             =============      ===========



      DILUTED EARNINGS PER SHARE
      Weighted average shares outstanding               10,732           11,179                     10,987           10,648

      Effect of dilutive securities:
      Stock options                                        268              572                        352              522
      Stock warrants                                       211              529                        282              568
                                                   ------------     -----------              --------------     -----------

      Adjusted weighted average shares
      outstanding                                       11,211           12,280                     11,621           11,738
                                                   -----------        ---------                -----------        ---------

      Diluted earnings per share                  $       0.14      $      0.30              $        0.22      $      0.82
                                                  -------------     -----------              --------------     -----------

      During the three month period ended March 31, 2001, there were options to purchase 279,096 shares of common stock that were excluded from the calculation of diluted earnings per share, while during the nine month period ended March 31, 2001 there were options to purchase 209,096 shares of common stock that were excluded from the calculation of diluted earnings per share. During the three month period ended April 1, 2000, there were no options to purchase shares of common stock that were excluded from the calculation of diluted earnings per share, while during the nine month period ended April 1, 2000 there were options to purchase 157,500 shares of common stock that were excluded from the calculation of diluted earnings per share. All warrants to purchase shares of common stock were included in the computation of diluted earnings per share for the three and nine month periods ended March 31, 2001, and the three and nine month periods ended April 1, 2000. Exclusion of common stock equivalents from the calculation of diluted earnings per share occurs when the exercise price is greater than the average market price of the common stock.

4.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      Effective July 2, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 (as amended by SFAS Nos. 137 and 138) requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. Gains or losses resulting from changes in the values of those derivatives are recorded in current earnings. As of March 31, 2001, the Company's derivative instruments included forward exchange contracts. The adoption of SFAS 133 did not materially affect the Company's results of operations or financial position.

5.    INVENTORIES

      Inventories consist of the following (in thousands):

                                                    MARCH 31, 2001              JULY 1, 2000
                                                    --------------              ------------
             Raw materials                          $  3,675                    $  2,750
             Work in process                             525                         602
             Finished goods                            5,688                       5,034
                                                    --------                    --------
                                                    $  9,888                    $  8,386
                                                    ========                    ========

6.    RESTRUCTURING CHARGES

      During the quarter ended December 27, 1997, the Company recorded restructuring charges of $2,609,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. The following table reflects the restructuring charges incurred during the nine-month period ended March 31, 2001:

                                            PAYROLL AND          FIXED             FACILITY
                                             SEVERANCE           ASSETS              COSTS                  TOTAL
      Balance at July 1, 2000            $          145     $          592     $          306         $       1,043
         Cash charges                               (67)                 -               (129)                 (196)
         Non-cash charges                             -               (149)                 -                  (149)
                                         ------------------ ------------------ ------------------ --- -------------------
      Balance at March 31, 2001          $           78     $          443     $          177         $         698
                                         ================== ================== ================== === ===================

7.    DEBT

      In 1998, the Company issued eight-year, 9.75%, subordinated term notes ("Note Agreement") to three investors in the aggregate amount of $3.7 million, secured by the assets of the Company. The notes become due in October 2006, and require quarterly interest payments. The Company is required to make mandatory quarterly principal payments of $185,000, along with any unpaid interest, beginning on January 31, 2002. The Note Agreement also contains restrictive covenants establishing maximum leverage, certain minimum ratios, and minimum levels of net income. Further, the lender has established limits to be used for the stock repurchase program. As of March 31, 2001, the Company is in violation of maximum share repurchase values, for which a waiver has been received for the third quarter.

8.    SEGMENT INFORMATION

      The Company operates principally in two industry segments: the design, manufacture, sale, and service of medical devices and related equipment; and the performance of services in the skin care/health spa industry.

      LINE OF BUSINESS DATA:                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               March 31,         April 1,         March 31,         April 1,
                                                                  2001             2000              2001             2000
                                                                  ----             ----              ----             ----
      REVENUE:
        Product sales and service                               $ 17,805          $ 18,273         $ 43,722          $ 50,294
        Skin care/health spa services                                991               934            2,874             2,732
                                                                --------          --------         --------          --------
      Total revenue                                             $ 18,796          $ 19,207         $ 46,596          $ 53,026
                                                                ========          ========         ========          ========
      OPERATING INCOME:
        Product sales and service                               $  2,229          $  4,494         $  3,238          $ 11,805
        Skin care/health spa services                               (106)             (185)            (383)             (560)
                                                                --------          --------         --------          --------
      Total operating income                                    $  2,123          $  4,309         $  2,855          $ 11,245
                                                                ========          ========         ========          ========

                                                                 As of               As of
                                                             March 31, 2001       July 1, 2000

      TOTAL ASSETS: (NET INTERCOMPANY ACCOUNTS)
        Product sales and service                               $ 71,386            $ 71,151
        Skin care/health spa services                              2,061               2,013
                                                                --------            --------
      Total assets                                              $ 73,477            $ 73,164
                                                                ========            ========

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

RESULTS OF OPERATIONS

REVENUE.  Revenue source by geography is reflected in the following table:

                                                   THREE MONTHS ENDED

(in thousands)                        March 31, 2001                April 1, 2000                     Change
                                  ------------------------     ------------------------       ------------------------

US revenue                         $   8,695          46%       $  8,754           46%         $     (59)         -1%
Foreign revenue                    $  10,101          54%       $ 10,453           54%         $    (352)         -3%
                                  -----------         ---      ----------          ---        -----------         ---

Total Revenue                      $  18,796         100%       $ 19,207          100%         $    (411)         -2%

                                                   NINE MONTHS ENDED

                                      March 31, 2001                April 1, 2000                     Change
                                  ------------------------     ------------------------       ------------------------

US revenue                         $  20,205          43%       $ 25,040           47%         $ (4,835)         -19%
Foreign revenue                    $  26,391          57%       $ 27,986           53%         $ (1,595)          -6%
                                  -----------         ---      ----------          ---        ----------          ---

Total Revenue                      $  46,596         100%       $ 53,026          100%         $ (6,430)         -12%

US revenue during the third quarter remained comparable to the previous year three month period due to our initial introduction of a new laser: the Smoothbeam(TM), a diode based laser used for non-ablative rejuvenation procedures. US revenue was also positively impacted by a successful refocusing of our relationship with a major US distributor, resulting cumulatively in a 28% increase in revenue for the nine month period. Foreign revenue also remained constant for the three and nine month periods due to steady sales of the GentleLASE(R) product in Europe and Japan.

Revenue source by type is reflected in the following table:

                                                    THREE MONTHS ENDED

                                       March 31, 2001               April 1, 2000                   Change
                                  --------------------------   -------------------------    ------------------------

  Lasers and other products        $  14,468        77%         $  14,771       77%           $    (303)    -2%
  Product related service              3,337        18%             3,502       18%                (165)    -5%
  Skin care centers                      991         5%               934        5%                  57      6%
                                    ------------     --          ------------    --            --------      --

  Total revenue                    $  18,796        100%        $  19,207       100%          $    (411)    -2%
                                   ==========       ====        ==========      ====          ==========    ===

                                                   NINE MONTHS ENDED

                                       March 31, 2001               April 1, 2000                   Change
                                  --------------------------   -------------------------    ------------------------

  Lasers and other products        $    34,533      74%           $  41,979     79%             $ (7,446)   -18%
  Product related service                9,189      20%               8,315     16%                  874     11%
  Skin care centers                      2,874       6%               2,732      5%                  142      5%
                                    -----------      --          -----------     --           -------------   --

  Total revenue                    $    46,596      100%          $  53,026     100%            $ (6,430)     -12%
                                    ===========     ====          ==========    ====            =========     ====

Lasers and other products, product related service, and skin care center revenue for the three month period reached normal expectations, in relation to the same quarter in the previous year. The initial sales of the Smoothbeam(TM) product line positively impacted the three month period, along with continued sales of the GentleLASE(R) product line. Product-related service increased for the nine month period due to increased sales of cryogen coolant and service contracts. Skin care center revenue increased as a result of increased marketing and promotion.

GROSS PROFIT. Gross profit decreased to $9,432,000, or 50% of revenues for the three month period ended March 31, 2001, compared to gross profit of $11,422,000, or 59% for the same period one year earlier. For the nine month period ended March 31, 2001, gross profit decreased to $23,818,000, or 51% of revenues, compared to $30,670,000 and 58% of revenues for the same period a year earlier. The decrease in gross profit over the same period a year earlier, is principally the result of an increase in the amount of sales discounts, a product mix with varied gross margins, and a fluctuating currency market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased to $5,917,000 in the three month period ended March 31, 2001, from $5,681,000 for the three month period ending April 1, 2000. As a percentage of revenue, selling, general and administrative expenses increased slightly to 32% of revenues in comparison to 30% of revenues in the year prior. Expenses associated with maintaining a competitive sales force considerably impacted selling costs. For the nine month period ended March 31, 2001, selling, general and administrative expenses amounted to $16,634,000, an increase over expenses of $15,809,000 incurred a year earlier. This increase in selling costs is primarily attributable to preceptorships for current and future clientele, and increased legal costs associated with litigation settlements. Selling, general and administrative expenses were 36% and 30% of revenues for the nine month periods ended March 31, 2001 and April 1, 2000, respectively.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development spending decreased to $1,392,000 for the three months ended March 31, 2001, compared to $1,432,000 for the same period one year earlier. For the nine month period ending March 31, 2001, research and development spending increased $713,000, to $4,329,000, from $3,616,000 in the same period a year earlier. Research and development spending increased for the nine month period due to the cost of developing our new rejuvenation laser, the Smoothbeam(TM), as well as education expenses related to the development of advanced technologies.

RESTRUCTURING CHARGE. During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2,609,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. For the nine month period ended March 31, 2001, a total of $345,000 was charged against this reserve, representing costs associated with the Scottsdale facility. $138,000 of these costs were charged against the reserve in the current quarter. We continue to pursue a sublease of the Scottsdale facility, but if this effort is not successful, we could incur additional costs in excess of our existing reserve.

OTHER INCOME/EXPENSE. Net other income was $292,000 for the three months ended March 31, 2001, in comparison to income of $320,000 for the same period a year earlier. For the nine month period ended March 31, 2001, net other income amounted to $1,148,000 in comparison to $833,000 in income for the same period a year earlier. The net increase in other income resulted primarily from interest and dividend income from a higher level of invested cash during the period, and a lower level of interest expense.

INCOME TAXES. The provision for income taxes results from a combination of activities including both the domestic and foreign subsidiaries of the Company. The provision for income taxes for the nine months ended March 31, 2001 includes a tax provisions calculated for income generated in Japan and Spain using rates in excess of the U.S. statutory tax rate. The Company has recorded a 36% tax rate for the three and nine month periods ended March 31, 2001, in comparison to the three and nine month periods ending April 1, 2000, in which the Company recorded a 20% tax rate due to reductions in the valuation allowance against the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities amounted to $1,626,000 for the nine months ended March 31, 2001, in comparison to $2,915,000 for the same period a year earlier. The decrease reflects increases in our accounts receivable, inventories, and foreign prepaid taxes in addition to significant payments for domestic income taxes. Cash used for investing activities totaled $130,000 for the nine months ended March 31, 2001, compared to $468,000 for the same period in the prior year, due to a lower level of spending to purchase equipment. Cash used for financing activities amounted to $3,379,000 in comparison to cash provided by financing activities of $20,780,000 for the same period a year earlier. The prior year financing activity reflects the receipt of proceeds from the issuance of common stock amounting to $21,425,000 primarily resulting from our July, 1999 stock offering.

In relation to our eight-year, 9.75% subordinated notes, a total of $235,000 has been accreted to the notes through March 31, 2001, resulting in a long-term liability balance of $2,923,000, and a short-term liability balance of $185,000 at quarter end. A total of $73,528 of interest expense has been recorded in the current fiscal year, of which $24,706 was recorded in the three month period ended March 31, 2001.

On November 23, 1999, the Board of Directors approved an open market stock repurchase program that enables the Company to purchase up to 750,000 shares of its common stock. The program is in effect for two years, from December 13, 1999 to December 12, 2001, and may be suspended or discontinued by the Company at any time. All such purchases are transacted on the Nasdaq Stock Market at prevailing open market prices and are paid for with general corporate funds. Such purchases are accounted for at cost and held as treasury stock. On December 14, 2000, the Board of Directors authorized the Company to purchase an additional 500,000 of its common stock under the open market stock repurchase program. As of March 31, 2001, the Company had repurchased 1,000,000 shares.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 as required in the fourth quarter of fiscal year 2001 and believes the impact, if any, will not be significant on its consolidated results of operations and financial position.

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

o The failure to obtain alexandrite rods for the GentleLASE and ALEXlazr from our sole supplier would impair our ability to manufacture and sell these laser systems, which accounted for close to half of our revenue in recent periods.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2001, the Company held foreign currency forward contracts with notional value totaling approximately $5,012,000 for the deliverance of 232,325,544 Spanish Pesetas, 641,934 German Deutsche Marks, 343,751,013 Japanese Yen, 5,785,596 French Francs and 126,000 Swiss Francs. The present contracts have maturity dates prior to August 3, 2001. The net fair value of these contracts at March 31, 2001, was $181,000. The net fair value is computed by subtracting the value of the contracts using the forward rate at quarter-end from the value of the forward contracts computed at the contracted exchange rates.

We have cash equivalents and marketable securities that primarily consist of commercial paper, corporate bonds, and overnight money market accounts. Interest rate return is fixed at the time of investment. The Company does not expect changes in interest rates to have a material effect on income or cash flows.

                               CANDELA CORPORATION

                            PART II OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

In Item 3 of Part I of the Company's Annual Report on Form 10K/A for the fiscal year ended July 1, 2000, the Company reported that it had reached a settlement of legal disputes with the Regents of the University of California ("Regents") and New Star Technology Inc. ("New Star") relating to the Dynamic Cooling Device ("DCD") technology licensed by Candela from the Regents, and that the parties continued their negotiations of a definitive settlement agreement and amended and restated license agreement.

In March, 2000, the parties concluded the negotiations and executed a definitive settlement agreement and an amended and restated license agreement, each dated as of August 11, 2000, the date of the original agreement in principal among the parties, which ended all disputes pending among the parties.

From time to time, we are a party to various legal proceedings incidental to our business. We believe that none of the presently pending legal proceedings will have a material adverse effect upon our financial position, results of operations, or liquidity.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  Exhibit 10.1, Amended and Restated License Agreement between the Regents of the University of California and the Company.

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CANDELA CORPORATION
                                                  Registrant

Date: May 14, 2001                            /s/ Gerard E. Puorro
     -------------                            ----------------------
                                              Gerard E. Puorro
                                              (President and Chief Executive
                                              Officer)

Date: May 14, 2001                            /s/ F. Paul Broyer
      ------------                            ----------------------
                                              F. Paul Broyer
                                              (Senior Vice President of Finance
                                              and Administration and Chief
                                              Financial Officer)