Form 10-K
period 2001-06-30
CANDELA CORP /DE/
filed 2001-09-28
CIK 793279

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001           Commission file number 0-14742

                               CANDELA CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                         04-2477008
--------                                                         ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

530 BOSTON POST ROAD, WAYLAND, MASSACHUSETTS                        01778
--------------------------------------------                        -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code            508-358-7400
                                                              ------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $.01 par value
                         Common Stock Purchase Warrants
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the registrant's voting stock, held by non-affiliates of the registrant as of September 24, 2001, based upon the closing price of such stock on the NASDAQ Stock Market on that date, was $37,818,325. As of September 24, 2001, 10,810,717 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                     PART I

ITEM 1.  BUSINESS.

     Candela Corporation is a pioneer in the development and commercialization of advanced aesthetic laser systems that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions including:

     o Vascular lesion treatment of facial spider veins, leg veins, rosacea, scars, stretch marks, warts, port wine stains and hemangiomas

     o    hair removal

     o    removal of benign pigmented lesions such as age spots and tattoos

     o    microdermabrasion for skin exfoliation

     o    psoriasis

     o    other skin treatments.

     Since our founding 30 years ago, we have continuously developed and enhanced applications of laser technology. In the mid-1980's we began developing laser technology for medical applications, and since that time have shipped approximately 5,000 lasers to 55 countries. Since the early 1990's we have focused our organizational resources on developing laser technology for use solely in the aesthetic and cosmetic laser industry. Our introduction of new dermatology/plastic surgery laser systems during the mid-1990's allowed us to expand rapidly in this area. Candela's current product line offers comprehensive and technologically sophisticated aesthetic and medical laser systems used by dermatologists, plastic surgeons and electrologists, including the following:

     o GentleLASE(R) family of high energy long pulse hair removal lasers with the cool comfort of Candela's patented Dynamic Cooling Device(TM)
          (DCD) including the GentleLASEPlus(TM), the fastest laser for permanent hair reduction, the GentleYag(TM), a high energy long pulse ND:Yag laser, designed for the removal of unwanted hair for darker and tanned skin, and our most affordable laser for hair removal, the GentleLASE(TM) Limited Edition

     o Vbeam(TM) pulsed dye laser, Candela's gold standard and only laser capable of treating a wide variety of vascular lesions without purpura

     o ALEXLAZR(TM) and YAGLAZR(TM), for treating pigmented lesions and tattoos

     o    GentlePeel(TM) microdermabrasion system for skin exfoliation

     o SmoothBeam(TM) diode laser for incision, excision, ablation and vaporization with hemostasis of soft tissue

     o Clearbeam(TM) pulsed dye laser for effective treatment of psoriasis, currently being developed.

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


INDUSTRY OVERVIEW

     Medical lasers use the unique characteristics of laser light to achieve precise and efficacious therapeutic effects, often in a non-invasive manner. The precise color, concentration, and controllability of different types of laser light provide for the delivery of a wide range of specialized treatments. First introduced in the 1960's, the use of lasers for medical applications grew rapidly in the 1990's as technical advances made medical lasers more effective and reliable. Medical lasers today are used for numerous types of procedures falling into four broad categories: ophthalmic surgery, aesthetic and cosmetic procedures, general surgery, and dental procedures. Candela competes solely within the growing market for lasers performing aesthetic and cosmetic procedures including:

     o removal of unwanted hair from the face, legs, back, and other body areas

     o treatment of facial veins and leg veins, rosacea, red birthmarks, scars, stretch marks, and warts

     o    removal of pigmented lesions and tattoos

     o    other skin treatments.

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

     In the last half of the 1990's, the development of computer driven beam delivery systems, called scanners, increased the interest of a growing number of physicians by providing procedures to new, larger market segments, such as wrinkle removal. During this period, the complexity and cost of equipment from many vendors still inhibited sales. However, clinical experience was broadening, leading to better development efforts for new applications, which are now resulting in the next generation of aesthetic and cosmetic lasers.

     The aesthetic and cosmetic laser industry appears to be entering an era of broader based growth. The major factors converging to drive this growth are:

     o the economics of practitioners in a tough medical reimbursement environment

     o    the rising discretionary income of aging baby boomers

     o the development of technology that allows for new, effective procedures for conditions that have large patient populations.

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


BUSINESS STRATEGY

     Candela continues to believe that a convergence of price and performance is occurring in the aesthetic and cosmetic laser industry, driving the expansion of the market. We believe we have the necessary infrastructure in place to capitalize on this expansion. Candela's objective is to establish itself as the leading provider of aesthetic and cosmetic lasers by using its proprietary technology and expertise in light and tissue interaction, as well as by developing market-oriented products that utilize related technologies. Our business strategy is focused on the following goals:

     o    reduce product costs

     o    increase penetration of our traditional customer base

     o    expand sales beyond our traditional customer base

     o    expand our domestic marketing and distribution channels

     o    expand our international marketing and distribution channels

     o    continue investing in research and development

     o    broaden additional applications for our Dynamic Cooling Device ("DCD")

     REDUCE PRODUCT COSTS. We apply bottom-up engineering, focusing on each component to improve the performance of each device while reducing its size, complexity, and cost. We believe our approach leads to lasers with fewer parts and greater manufacturing efficiency, resulting in lower production costs enabling us to offer more reliable products at more affordable prices.

     INCREASE PENETRATION OF OUR TRADITIONAL CUSTOMER BASE. Our traditional customer base consists of dermatologists and plastic and cosmetic surgeons. We believe that the affordability of our products will enable us to penetrate further into the dermatologist, plastic and cosmetic surgeon markets. We have conducted surveys that indicate that less than one half of the 17,000 dermatologists and plastic and cosmetic surgeons in the U.S. presently have lasers. We believe that affordability has been a major obstacle preventing the remaining practitioners from purchasing a laser. As competition for patients among practitioners increases, those practitioners with aesthetic and cosmetic lasers will be able to differentiate themselves.

     EXPAND SALES BEYOND OUR TRADITIONAL CUSTOMER BASE. We seek collaborative relationships that expand upon our traditional customer base, such as our relationship with Physicians Sales & Services ("PSS"). PSS is a division of PSS World Medical, Inc., and is the largest distributor of medical supplies, equipment, and pharmaceuticals to office-based physicians in the U.S. We believe those specialist practitioners outside our traditional customer base are a market with a large growth potential. In December 1998, we entered into a three year distribution arrangement, with an automatic extension of twelve months, that gives PSS the exclusive right to distribute all Candela products to specific office-based specialists. The agreement with PSS specifies that our products will be the exclusive aesthetic and cosmetic lasers sold by PSS.

     EXPAND OUR DOMESTIC MARKETING AND DISTRIBUTION CHANNELS. North America presently represents almost 45% of our sales and is the largest single geographic market for our products. We have increased the size of our U.S. direct sales force to better address the needs of our traditional core markets.

     EXPAND OUR INTERNATIONAL MARKETING AND DISTRIBUTION CHANNELS. Outside of the U.S. we continue to strengthen our long-standing positions in Europe and Japan and are seeking to expand our markets in Asia and Latin America. We currently have direct sales offices in Madrid, Frankfurt, Paris, Osaka, Nagoya and Tokyo and are anticipating opening an additional sales office in Hong Kong. Over the past year we increased the number and improved the quality of our international independent distributor channel. We currently utilize 36 independent distributors in 50 countries.

     CONTINUE INVESTING IN R&D. We believe that investment in research and development is necessary to remain a leader in the aesthetic and cosmetic laser market. Our research and development approach is to develop high-quality, reliable, and affordable products that continue to address existing markets and allow us to enter and expand into new markets. Our research and development staff works closely with our marketing and operations groups to ensure our goals are met. Our strategy has been to drive technology that is market applicable and addresses voids in the marketplace. To that end, Candela will continue to apply technologies to reduce the size and complexity of its technology and products, increase the speed and ease with which therapeutic applications can be delivered, improve its ability to build and deliver lasers at affordable prices, and address expanding therapeutic applications and markets. Candela has numerous research and development arrangements with leading hospitals and medical laboratories in the U.S.

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

     The end markets for cosmetic laser procedures encompass broad and growing patient groups, including aging "baby boomers" as well as younger age groups. According to the U.S. Census Bureau, at the end of 1998 the number of "baby boomers" in the 35 to 54 age range was approximately 80 million, representing more than 29% of the total U.S. population. This large population group has exhibited a strong demand for aesthetic and cosmetic procedures. We believe that as the cost of treatments decreases and the popularity of laser cosmetic procedures such as hair removal increases, the target market for these procedures will expand beyond the baby boomers to include a broad range of women and men aged 17 to 65. Demographic factors similar to the U.S. underlie the growth of the aesthetic and cosmetic laser market outside of the U.S.

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

     We believe the market for laser-based hair removal is in its early stages and that this market will grow as the customer compares laser treatments to other hair removal methods that are currently available. The benefits of laser treatment include:

     o    significant longer term cosmetic improvement

     o    treatment of larger areas in each treatment session

     o    less discomfort during and immediately after procedures

     o    reduced procedure time and number of treatments

     o    reduced risk of scarring and infection

     o    non-invasive procedures

     o    no risk of cross-contamination.

     VASCULAR LESIONS. Benign vascular lesions are generally enlarged and proliferating blood vessels that appear on the surface of the skin as splotches, dots, bulges, and spider shapes in a variety of colors ranging from red to purple. Different types of benign vascular lesions include the following:

     o varicose veins, which are large veins greater than 1mm in diameter and often bulge above the skin surface

     o leg telangiectasias, which are smaller spider veins up to 1mm in diameter appearing as single strands

     o facial and truncal telangiectasias, which are spider veins and other dilated veins that appear on the face and other parts of the body

     o port wine stains, which are vascular birthmarks characterized by a red or purple discoloration of the skin

     o hemangiomas, which are protuberances that consist of dilated vessels, which often appear on newborns within one month of birth

     o    stretch marks and scars.

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

     PSORIASIS: The National Psoriasis Foundation estimates that psoriasis afflicts more than 7 million Americans and that between 150,000 and 260,000 new cases are diagnosed each year. Candela received FDA clearance in 2001 to market a pulsed dye laser for the treatment of psoriasis. The new laser specifically treats recalcitrant psoriatic plaque safely and effectively. This laser is currently being developed with shipment to begin in early 2002.

CANDELA'S PRODUCTS

     We develop, manufacture, market, and service lasers used to perform procedures addressing patients' aesthetic, medical and cosmetic concerns. We offer a comprehensive range of products based on proprietary technologies. Our products focus on the major aesthetic and cosmetic laser applications including:

     o    hair removal

     o non-invasive treatment of facial and leg veins and other benign vascular lesions

     o    removal of benign pigmented lesions such as age spots and tattoos

     o    treatment of scars and stretch marks

     o    microdermabrasion

     o    psoriasis

     o    other skin treatments.

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

     DYNAMIC COOLING DEVICE. DCD selectively cools only the top layer of the skin, while leaving the targeted underlying hair follicle, vein or other structure at normal temperature. As a result, higher levels of laser energy can be delivered during treatment, while minimizing thermal injury, pain, and the inconvenience associated with anesthetics. The design of the hand-held DCD enables the practitioner to clearly see the area being treated, and the combined efficiency of the lasers and DCD reduces the risks of over treatment, which can result in white spots on the skin, or under treatment that can result in brown spots. Currently, DCD is integrated into the design of several Candela laser systems.

     GENTLELASE(TM) FAMILY. The GentleLASEPlus is a high-energy, long-pulse solid-state laser that generates laser light in the near infrared wavelength range. It is used for both hair removal and the treatment of large (1mm or larger) leg veins. The technology incorporated in the GentleLASEPlus uses high energy directed through an Alexandrite rod, which achieves selective heating while keeping the temperature of the skin below its damage threshold. The longer Alexandrite laser wavelength enables GentleLASEPlus to penetrate skin surfaces deeper than traditional Ruby lasers, and the large spot size (18mm)is the industry's largest.

     Hair removal typically requires three to five treatments to achieve efficacious results due to the growth cycle of hair follicles. A typical treatment can range from approximately $200 for an upper lip and chin procedure to as much as $1,000 per treatment for the back or chest.

     The other components of the GentleLASE(TM) family are the GentleLASE Limited Edition(TM), our most affordable hair removal laser, and the GentleYag(TM), a high energy long pulse ND:Yag laser, designed for the removal of unwanted hair and leg veins for darker and tanned skin.

     VBEAM(TM). The Vbeam delvers the safety and efficacy of the clinically proven pulsed dye laser (PDL) while minimizing the problematic side effects of postoperative bruising, commonly referred to as purpura. It features Candela's patented Dynamic Cooling Device (DCD) to protect the epidermis. The system comes in a choice of four colors, an industry first, and is priced very competitively. Vbeam provides treatment of facial spider veins, port wine stains, leg telangiectasias, hemangiomas, poikiloderma, rosacea, scars, warts, stretch marks, vulvodynia, and other vascular abnormalities in adults, children and infants. The Vbeam's user-adjustable laser pulse duration (1.5-40msec) features Candela's innovative ultra-long pulse duration, the longest offered in a dye laser. Most treatments of vascular lesions cost between $300 and $800, depending on the length and the type of procedure. The combination of Vbeam(TM) and GentleLASE(R) offers the capability to treat a majority of leg veins in patients seeking treatment. A predecessor product to Vbeam, the SPTL-1b, is currently marketed in Japan, pending Ministry of Health approval of Vbeam. The Vbeam was cleared for marketing by the FDA in the U.S. in January 2000, and it supplements our earlier ScleroPlus laser originally approved in 1995.

     ALEXLAZR(TM). A short-pulsed solid-state laser, which emits near-infrared light for the non-invasive removal of tattoo pigments and pigmented lesions such as freckles and Nevus of Ota, a bluish colored, non-vascular, pigmented lesion, generally found among persons of Asian descent. The ALEXlazr(TM) was cleared by the FDA for marketing for these uses in the U.S. in 1994. The ALEXlazr(TM) has a fiber optic delivery system that produces an even beam distribution without hot spots. Its wavelength maximizes beam penetration, providing positive results with deeper pigments and is effective in the removal of most tattoo pigments except red.

     GENTLEPEEL(TM). The GentlePeel microdermabrasion system provides skin exfoliation of the face, hands, neck and eye areas. The GentlePeel is designed for practioners with patients who care about their appearance but have concerns about the recovery time from more invasive procedures. GentlePeel treatments are generally performed in less than 20 minutes. Clients look healthy and vibrant immediately - no discomfort, no healing time, and no need for dressings or camouflage make up. GentlePeel clinical indications include general dermabrasion, blending of scars and other imperfections, acne scar revision and skin exfoliation.

     SMOOTHBEAM(TM). Introduced in March 2001, the Smoothbeam(TM) diode laser is for use in dermatology for incision, excision, ablation and vaporization with hemostasis of soft tissue. The system is small and easily portable, also available in four unit colors to easily complement the practice environment.


     CLEARBEAM(TM). Currently being developed, the Clearbeam(TM) is a pulsed dye laser for the effective treatment of psoriasis. The system has a very low risk profile; moreover, it is small in size, affordable, and offers few treatment sessions, resulting in long clearance.


SALES AND DISTRIBUTION

     We pursue a global marketing, sales and distribution strategy that is centrally managed out of our Wayland, Massachusetts headquarters. Separate regional managers for the Americas, Europe and the Middle East, and Asia ensure that the differing needs of each region are identified and satisfied. International sales are an important contributor to our revenue. During our 2001 fiscal year, the U.S. and Canada comprised 45% of our revenue, Japan and the Far East 32%, Europe 22%, and the rest of the world 1%.

     We sell our products through our direct sales force and a network of independent distributors. The particular mix of direct sales and distributors varies by region. Generally, our distributors enter into a 2-3 year exclusive agreement during which they typically agree not to sell our competitors' products. Our sales strategy is to choose the most productive and practicable distribution channel within each of our geographic markets.

     We sell products in the U.S. primarily through our direct sales force to our traditional customer base of dermatologists and plastic and cosmetic surgeons. In addition, several independent distributors enhance our coverage of this traditional customer base. In order to expand outside our traditional customer base in the U.S., we entered into a three-year distribution arrangement with PSS in December 1998, which provides that at the satisfactory completion of each contract year, one additional year will be added to the term of the contract. This gives PSS the exclusive right to distribute all of our products to specific office-based specialists. PSS is a division of PSS World Medical, Inc., and is the largest distributor of medical supplies, equipment, and pharmaceuticals to office-based physicians in the U.S. Through its nationwide sales force of 700 representatives, PSS offers our products to approximately 100,000 office sites containing family practice and general practice physicians, OB/GYN specialists and/or general and vascular surgeons. The agreement with PSS specifies that our products will be the only aesthetic and cosmetic lasers sold by PSS.

     Outside the U.S. we sell our products in Western Europe, Japan, Central and South America, including Brazil, the Middle East, and the Pacific Rim through direct sales offices and distribution relationships. We have a total of 48 employees in our direct sales offices in Madrid, Frankfurt, Bangkok, Paris, Tokyo, Nagoya and Osaka. We have established distribution relationships throughout Europe, Japan, Africa, Central and South America, including Brazil, and the Middle East. Outside the U.S. we currently utilize 36 distributors in 50 countries.

     The following chart shows data relating to Candela's international activities during each of the last three fiscal years by geographic region. Revenue generated from regions other than the U.S. includes sales from Candela's German, Spanish, French, and Japanese subsidiaries, as well as sales shipped directly to international locations from the U.S. Candela does not record or report, either internally or externally, operating profit or assets in the same manner it aggregates revenues.

                                                   JUNE 30,   JULY 1,    JULY 3,
                                                     2001      2000       1999
REVENUES:                                          -----------------------------
(000)

United States and Canada                             $28,694  $36,353    $28,135
Japan and the Far East                                20,935   24,005     18,175
Europe                                                14,451   14,608     11,837
United States shipments to other regions                 692      424        391


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

     Product maintenance and repair following the warranty period provides an additional recurring source of revenue. Customers may elect to purchase a service contract or to purchase service on a time-and-materials basis. Our service contracts vary by the type of systems and the level of services desired by the customer and typically last for a 12 to 24 month period after the initial warranty period expires. Initial warranties on all laser products cover parts and service for twelve months. Customers may elect to purchase an additional 2 years of contractual services on all of our lasers. One of our products, the VBeam(R) laser system, comes with a 3-year service contract that includes maintenance and a specified level of consumables.

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


MANUFACTURING

     We design, manufacture, assemble, and test our branded products other than the GentlePeel system at our Wayland, Massachusetts facility. Ensuring adequate and flexible production capacity, continuous cost reduction, and superior product quality are top priorities of our manufacturing organization. We achieve our goals by:

     o working closely with the research and development organization, including significant early involvement in product design

     o continually improving our just-in-time manufacturing and inventory processes

     o    effectively managing a limited number of the most qualified suppliers.

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


RESEARCH AND DEVELOPMENT

     We believe that our advanced research and engineering activities are crucial to maintaining and enhancing our business, and we are currently conducting research on a number of applications. We believe that our in-house research and development staff has demonstrated its ability to develop innovative new products that meet evolving market needs. Our core competencies include:

     o    applied laser physics and technology

     o    new imaging methods

     o    tissue optics

     o    photochemistry

     o    laser-tissue interaction

     o    clinical research

     o    engineering and design of medical laser devices.

     As we discover new technologies or applications with commercial potential, we assemble a team to develop the new product or application in cooperation with leading physicians and medical and research institutions. In most instances, we must receive FDA clearance before marketing new products or applications.

     Our research and development team works with our operations group to design our products for ease of manufacturing and assembly and with our marketing group to respond to market opportunities. We believe that this interaction between functional groups facilitates the introduction of new products with the right balance of features, performance, quality, and cost. To date our research and development effort has relied primarily on internal development building on our core technologies rather than through acquisition.

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


CUSTOMERS

     We currently sell our products primarily to physicians. The majority of our sales in the U.S. are financed through leasing companies. Although our sales are not dependent on any single customer or distributor, our sales to PSS have increased and we expect sales to PSS to continue to represent a significant portion of sales. Our customers are located in more than 40 countries. We continue to target the estimated 6,000 electrologists in the U.S. as potential customers for GentleLASEPlus for hair removal, positioning GentleLASEPlus as an adjunct to traditional electrolysis methods.


COMPETITION

     Competition in the aesthetic and cosmetic laser industry is intense and technological developments are expected to continue at a rapid pace. Although there are over 20 manufacturers of aesthetic and cosmetic lasers, we believe that only Candela and a few others offer a broad range of products able to address multiple applications. Unlike Candela, few, if any, of our competitors focus exclusively on the cosmetic and aesthetic laser market. We believe that our principal competitor currently is ESC/Lumenis Medical Systems. We compete on the basis of proprietary technology, product features, performance, service, price, and reputation. Some of our competitors have greater financial, marketing, and technical resources than we do; moreover, some competitors have developed, and others may attempt to develop, products with applications similar to ours.

     We believe that many factors will affect our competitive position in the future, including our ability to:

     o develop and manufacture new products that meet the needs of our markets

     o    respond to competitive developments and technological changes

     o    manufacture our products at lower cost

     o    retain a highly qualified research and engineering staff

     o    provide sales and service to a worldwide customer base.

PROPRIETARY RIGHTS

     We own several U.S. and foreign patents and have one foreign and four U.S. patent applications pending to protect our rights in certain technical aspects of our hair removal, benign vascular lesion, pigmented lesion, and other laser systems. The expiration dates for our issued U.S. patents range from December 8, 2006 to February 5, 2017.

     In addition to our portfolio of patents issued and pending, we license patented technology from third parties. We use DCD under a license agreement to patent rights owned by the Regents of the University of California. In August, 2000, we entered into an agreement to amend the license agreement whereby in exchange for an exclusivity fee, of approximately $1.7 million, which was prepaid in full, Candela obtained exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch) in the following fields of use: procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, Inc. ("Cool Touch"), a subsidiary of New Star, will obtain a license to the DCD on a co-exclusive basis with Candela, in certain narrower fields of use. Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of Candela. Candela is entitled to one-half of all royalty income payable to the Regents from Cool Touch. Under the amended agreement, Candela no longer is required by the Regents to negotiate sublicenses to third parties. However, Candela is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use.

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

     Despite our efforts to protect our intellectual property, unauthorized third parties may attempt to copy aspects of our products, to violate our patents, or to obtain and use our proprietary information. In addition, the laws of some foreign countries do not protect our intellectual property to the same extent, as do the laws of the U.S. The loss of any material trademark, trade name, trade secret, or copyright could hurt our business, results of operations, and financial condition.

     We believe that our products do not infringe the rights of third parties. However, we cannot be certain that third parties will not assert infringement claims against us in the future or that any such assertion will not result in costly litigation or require us to obtain a license to third party intellectual property. In addition, we cannot be certain that such licenses will be available on reasonable terms or at all, which could hurt our business, results of operations, and financial condition. We previously received correspondence from Palomar Medical Technologies, the exclusive licensee from Star Medical Technologies of certain United States patents, and also from Star Medical, offering to grant us a nonexclusive license to such patents. We have engaged in discussions with Palomar relative to these patents, but have not yet resolved the matter.


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

     A clinical trial may be required in support of a 510(k) submission or PMA application. Such trials generally require an Investigational Device Exemption ("IDE") application approved in advance by the FDA for a limited number of patients, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin once the IDE application is approved by the FDA and the appropriate institutional review boards are at the clinical trial sites.

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

     We are subject to inspection and market surveillance by the FDA for compliance with regulatory requirements. If the FDA finds that we have failed to comply with applicable requirements, the agency can institute a wide variety of enforcement actions. The FDA sometimes issues a public warning letter, but also may pursue more drastic remedies, such as refusing our requests for 510(k) clearance or PMA approval of new products, withdrawing product approvals already granted to us, requiring us to recall products, or asking a court to require us to pay civil penalties or criminal fines, adhere to operating restrictions, or close down our operations. Ultimately, criminal prosecution is available to the FDA as punishment for egregious offenses. Any FDA enforcement action against us could hurt our business, financial condition, and results of operation.

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

     FOREIGN REGULATION. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Companies are now required to obtain the CE Mark prior to sale of certain medical devices within the EU. During this process, the sponsor must demonstrate compliance with ISO manufacturing and quality requirements. In addition, Candela is currently awaiting Ministry of Health approval in Japan to market the ScleroPLUS(TM) and the Vbeam(TM), and in Korea to market the Vbeam(TM).

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


PRODUCT LIABILITY AND WARRANTIES

     Our products are generally covered by a one-year warranty, with an option to purchase an extended service contract, while our Vbeam(TM) comes with a three-year service contract. We set aside a reserve based on anticipated warranty claims. We believe such reserves to be adequate, but in the event of a major product problem or recall, such reserves may be inadequate to cover all costs, and such an event could have a material adverse effect on our business, financial condition, and results of operations.

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


EMPLOYEES

     As of August 30, 2001, we employed 315 people in the following areas of our organization:

     o    33 in research, development, and engineering

     o    49 in manufacturing and quality assurance

     o    27 in service positions

     o    43 in sales and marketing

     o    20 in finance and administrative positions and all others

     o 95 in our clinic and health spa subsidiary, including both full and part-time employees

     o    48 in our international sales and service subsidiaries.



NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB 101 in the fourth quarter of fiscal year 2001 did not materially affect the Company's results of operation or financial position.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "BUSINESS COMBINATIONS". SFAS No. 141 revises the standards of business combinations by eliminating the use of the pooling-of-interests ("pooling") method and requiring that all business combinations be accounted for using the purchase method of accounting. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. The adoption of this statement had no impact on the Company's financial position and results of operations.

     In June 2001, the FASB issued SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". SFAS No. 142 revises the standards of accounting for goodwill and indefinite lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The accounting standards of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of this statement will have any impact on the earnings and financial position of the Company.


ITEM 2.  PROPERTIES.

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

     Candela's subsidiary, Candela Skin Care Centers, Inc, currently leases the following facilities:

     o Candela Skin Care Center of Scottsdale, Inc., 7,555 square feet located at 6939 E. Main Street, Scottsdale, AZ. The lease on this facility is for a period of ten years, expiring on June 30, 2006, with a provision for two five-year extensions.

     o Candela Skin Care Center of Boston, Inc., 20,728 square feet located at 28 Arlington Street, Boston, MA. The lease on this facility is for a period of 15 years, and commenced on June 1, 1994.

     o Candela KK - Tokyo office. The lease on this facility is for a period of 3 years, expiring on May 23, 2002.

     o Candela KK - Osaka office. The lease on this facility is for a period of 2 years, expiring on May 31, 2003.

     o Candela KK - Nagoya office. The lease on this facility is for a period of 2 years, expiring on November 14, 2002.

     o Candela Iberica, S.A., 191.25 square meters located at Avda. De Castilla, 2, Parque Empresarial San Fernando de Henares, Madrid, Spain. The lease contract is automatically extended each month until written notice is given.

     o Candela Deutschland GmbH. The lease expires on October 31, 2001. Business commences at a new location on November 1, 2001. The new office is located at Werner, Heisenberg, Strasse 2. The lease expires on October 31, 2006.

     o Candela France SARL. The office is located at AZC des Delaches 16 Bis, Rue Thuillere 91940 Gometz le Chatel, France.


ITEM 3.  LEGAL PROCEEDINGS.

    On August 11, 2000, the Company reported that it had reached a settlement of legal disputes with the Regents of the University of California ("Regents") and New Star Technology Inc. ("New Star") relating to the Dynamic Cooling Device ("DCD") technology licensed by Candela from the Regents, and that the parties continued their negotiations of a definitive settlement agreement and amended and restated license agreement. The terms of the settlement agreement call for an exclusivity fee in the amount of approximately $1.7 million, which was prepaid in full. for the estimated life of the patent,. This amount will be amortized over the estimated life of the patent of ten years, in addition to royalty payments made to the Regents for the exclusive rights to the DCD.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

     Candela's common stock trades on The NASDAQ Stock Market under the symbol "CLZR."

     At September 24, 2001, there were 369 holders of record of the Company's common stock and the closing sale price of the Company's common stock was $5.15.

     The following table sets forth quarterly high and low closing sales prices of the common stock for the indicated fiscal periods:

                                                         HIGH     LOW
                                                        -------  ------
     FISCAL 2001
           First Quarter                               $13.4380 $ 9.2500
           Second Quarter                               10.6880   5.2500
           Third Quarter                                 9.1250   5.3750
           Fourth Quarter                                7.9800   6.5000

     FISCAL 2000
           First Quarter                               $11.7500 $ 6.7087
           Second Quarter                               12.7500   6.7087
           Third Quarter                                18.1250  11.5420
           Fourth Quarter                               14.0000   9.0000


DIVIDEND POLICY

     The Company has never paid a cash dividend and has no present intention to pay cash dividends in the foreseeable future. The Board of Directors currently intends to retain any future earnings for use in the Company's business.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The table set forth below contains certain consolidated financial data for each of the last five fiscal years of the Company. This data should be read in conjunction with the detailed information, financial statements and related notes, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                             FOR THE YEAR ENDED
                                                                                  ------------------
                                                              JUNE 30,      JULY 1,     JULY 3,      JUNE 27,    JUNE 28,
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                      2001         2000        1999         1998         1997
-----------------------------------------                       ----         ----        ----         ----         ----
REVENUE:
Lasers and other products                                     $48,375      $60,340     $46,708      $25,917       $25,601
Product related service                                        12,498       11,320       8,801        8,405         7,660
Skin care centers                                               3,899        3,730       3,079        2,703         2,244
                                                             --------     --------    --------     --------      --------
Total revenue                                                  64,772       75,390      58,588       37,025        35,505
COST OF SALES:
Lasers and other products                                      21,208       22,703      18,623       11,272        11,195
Product related service                                         7,676        6,802       5,715        6,954         5,563
Skin care centers                                               2,412        2,377       2,125        2,481         1,892
                                                             --------     --------    --------     --------      --------
Total cost of sales                                            31,296       31,882      26,463       20,707        18,650
GROSS PROFIT:
Lasers and other products                                      27,167       37,637      28,085       14,645        14,406
Product related service                                         4,822        4,518       3,086        1,451         2,097
Skin care centers                                               1,487        1,353         954          222           352
                                                             --------     --------    --------     --------      --------
Total gross profit                                             33,476       43,508      32,125       16,318        16,855
OPERATING EXPENSES:
Research and development                                        5,575        4,822       3,998        2,399         2,488
Selling, general & administrative (3)                          24,076       21,669      17,891       15,271        13,680
Restructuring charges (1)(2)                                    1,113            -           -        2,609             -
                                                             --------     --------    --------     --------      --------
Total operating expenses                                       30,764       26,491      21,889       20,279        16,168
                                                             --------     --------    --------     --------      --------
Income (loss) from operations                                   2,712       17,017      10,236       (3,961)          687
OTHER INCOME (EXPENSE):
Interest income                                                 1,652        1,427         115           42            84
Interest expense                                                 (437)        (482)       (492)        (235)         (107)
Other income (expense), net                                        33          242          (3)        (123)          (26)
                                                             --------     --------    --------     --------      --------
Total other income (expense)                                    1,248        1,187        (380)        (316)          (49)
                                                             --------     --------    --------     --------      --------
INCOME (LOSS) BEFORE INCOME TAXES                               3,960       18,204       9,856       (4,277)          638

Provision for income taxes                                      1,433        3,641       2,365          175           400
                                                             --------     --------    --------     --------      --------
NET INCOME (LOSS)                                             $ 2,527      $14,563     $ 7,491      $(4,452)      $   238
                                                             ========     ========    ========     ========      ========

Basic earnings (loss) per share                               $  0.23      $  1.33     $  0.91      $ (0.54)      $  0.03
Diluted earnings (loss) per share                             $  0.22      $  1.19     $  0.82      $ (0.54)      $  0.03
Weighted average shares outstanding                            10,928       10,932       8,250        8,219         8,097
Adjusted weighted average shares outstanding                   11,521       12,190       9,179        8,219         8,510

CONSOLIDATED BALANCE SHEET DATA:                              JUNE 30,     JULY 1,     JULY 3,      JUNE 27,     JUNE 28,
-------------------------------                                2001          2000        1999        1998          1997
                                                               -----         ----        ----        ----          ----
Cash and cash equivalents                                     $32,318      $34,863     $10,055      $ 1,615       $ 2,674
Working capital                                                42,310       44,255      13,186        2,639         7,032
Total assets                                                   74,018       73,164      36,451       22,604        24,837
Long-term debt                                                  2,815        3,034       3,181          887         1,519
Total stockholders' equity                                     46,974       48,563      14,023        5,395        10,246
Total liabilities and stockholders' equity                     74,018       73,164      36,451       22,604        24,837


(1) During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2.6 million resulting from the closure of the skin care center located in Scottsdale, Arizona.

(2) During the quarter ended June 30, 2001, an additional restructuring charge of $1.1 million was recorded resulting from the change in estimate of future sublease payments regarding the skin care center located in Scottsdale, Arizona.

(3) During the quarter ended June 30, 2001, an asset impairment charge of $640,000 was recorded for the long-lived assets, principally, leasehold improvements, located at the skin care center located in Boston, Massachusetts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     ALL STATEMENTS, TREND ANALYSIS AND OTHER INFORMATION CONTAINED IN THE FOLLOWING DISCUSSION RELATIVE TO MARKETS FOR OUR PRODUCTS AND TRENDS IN REVENUE, GROSS MARGINS AND ANTICIPATED EXPENSE LEVELS, AS WELL AS OTHER STATEMENTS INCLUDING WORDS SUCH AS "ANTICIPATE", "BELIEVE", "PLAN", "ESTIMATE", "EXPECT", AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS AND UNCERTAINTIES, AND OUR ACTUAL RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO THOSE DISCUSSED IN "CAUTIONARY STATEMENTS" AS WELL AS OTHER RISKS AND UNCERTAINTIES REFERENCED IN THIS ANNUAL REPORT ON FORM 10-K.


OVERVIEW

     We research, develop, manufacture, market, and service lasers used to perform aesthetic and cosmetic procedures. We sell our lasers principally to medical practitioners. Candela markets its products directly and through a network of distributors to end users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently, we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists, and general and vascular surgeons. We derive our revenue from: the sale of lasers and other products; the provision of product related services; and the operations of our skin care center.

     Domestic and international product sales are generated principally through our direct sales force based in the U.S. and six international offices. Prior to fiscal 1999, a relatively small portion of our sales have come through our network of independent distributors. In December 1998, we entered into an exclusive distributorship arrangement with Physician Sales and Service (PSS) whose 700 representatives target general practice physicians and certain specialists in the U.S. Sales to distributors for the years ended June 30, 2001 and July 1, 2000, increased as a result of this arrangement.

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

     Product related service revenue consists of revenue from maintenance and repair services and the sale of spare parts and consumables. We derive revenue from extended service contracts, which are typically for a 12 to 24 month period. An extended 24 month service contract is standard with the purchase of our Vbeam(TM) system. In addition, we provide on-site service worldwide on a time-and-materials basis directly or through our distributors.

     In June 1996, we began an effort to own and operate skin care centers offering cosmetic laser treatments utilizing our equipment, along with providing other cosmetic services traditionally offered by high-end spas. We pursued this strategy by purchasing an existing spa in Boston in 1996. In March 1997, we opened a new skin care center in Scottsdale, Arizona, with no pre-existing client base. We subsequently decided to reduce our focus on our skin care center efforts and to renew our commitment to our core aesthetic and cosmetic laser business. In the quarter ending December 27, 1997, we closed our Scottsdale facility because it had failed to generate any material revenue from its inception, recorded a restructuring charge, and established a reserve in the amount of $2.6 million that represented the anticipated cost associated with this closure, less assumed future sublease payments. During the fourth quarter of the fiscal year ended June 30, 2001, we recorded an additional restructuring charge of $1,113,000 as no sub-lessee was located for the facility. The 2001 charge represents the estimated future lease and maintenance costs expected to be incurred through the end of the lease in 2006. In January 1999, we ceased to offer aesthetic laser procedures at our Boston skin care center because the rate of performance was insufficient to justify the associated costs, but we continue to provide personal care and health and beauty services from this location. We are actively seeking buyers to assume the leases and purchase the assets of both the Scottsdale and Boston facilities. During the quarter ended June 30, 2001, the Company determined that impairment indicators existed relating to its skin care/health spa services. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," the Company evaluated the recoverability of its spa-related long-lived assets, principally, leasehold improvements. The Company determined that the estimated future undiscounted cash flows were below the carrying value of the spa-related long-lived assets at June 30, 2001. Accordingly, the Company has charged off all remaining undepreciated long-lived spa-related assets of approximately $640,000.

     International revenue, consisting of sales from our subsidiaries in Germany, France, Spain, and Japan, and sales shipped directly to international locations from the U.S., during the fiscal years ended June 30, 2001, and July 1, 2000, represented 55% and 52% of total sales, respectively.

     Our fiscal year consists of the 52 or 53-week period ending on the Saturday closest to June 30 of each year. The years ended June 30, 2001, July 1, 2000 and July 3, 1999, contained 52, 52 and 53 weeks, respectively.

RESULTS OF OPERATIONS

     The following tables set forth selected financial data for the periods indicated, expressed as percentages.

                                                           FOR THE YEAR ENDED
                                                           ------------------
                                                 JUNE 30,        JULY 1,         JULY 3,
                                                   2001           2000            1999
                                                   ----           ----            ----
REVENUE MIX:
Lasers and other products                           74.7 %         80.0 %          79.7 %
Product related service                             19.3 %         15.0 %          15.0 %
Skin care centers                                    6.0 %          5.0 %           5.3 %
                                                   -------        -------         -------
Total revenue                                      100.0 %        100.0 %         100.0 %

OPERATING RATIOS:
GROSS PROFIT:
Lasers and other products                           56.2 %         62.4 %          60.1 %
Product related service                             38.6 %         39.9 %          35.1 %
Skin care centers                                   38.1 %         36.3 %          31.0 %
                                                   -------        -------         -------
Total gross profit                                  51.7 %         57.7 %          54.8 %

OPERATING EXPENSES:

Research and development                             8.6 %          6.4 %           6.8 %
Selling, general & administrative                   37.2 %         28.7 %          30.5 %
Restructuring charge                                 1.7 %          0.0 %           0.0 %
                                                   -------        -------         -------
Total operating expenses                            47.5 %         35.1 %          37.3 %


Income from operations                               4.2 %         22.6 %          17.5 %

Total other income (expense)                         1.9 %          1.5 %          (0.6)%
                                                   -------        -------         -------
INCOME BEFORE INCOME TAXES                           6.1 %         24.1 %          16.9 %

Provision for income taxes                           2.2 %          4.8 %           4.0 %
                                                   -------        -------         -------
NET INCOME                                           3.9 %         19.3 %          12.8 %
                                                   =======        =======         =======

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JULY 1, 2000


    REVENUE. Total revenue declined 14% to $64.8 million in fiscal 2001 from $75.4 million in fiscal 2000. International revenue, consisting of sales from our subsidiaries in Germany, Spain, France and Japan, and sales shipped directly to international locations from the U.S., was 55% of total revenue for fiscal 2001 in comparison to 52% for fiscal 2000. Laser and product revenue decreased 19.8% to $48.4 million in fiscal 2001 from $60.3 million in fiscal 2000. This decrease was due to a shortfall in the second quarter of fiscal 2001, caused by a lack of orders from a major US distributor, combined with a decline in the average selling price of the GentleLASE(TM), our highest volume selling laser. Product-related service revenue increased 10.6% to $12.5 million in fiscal 2001 from $11.3 million in fiscal 2000. This increase was attributable to increased shipments of consumables used with our Vbeam(TM), GentleLASE(R), and Smoothbeam(TM) products as well as an increase in the sale of extended service contracts. Skin care center revenue increased 5.4% to $3.9 million in fiscal 2001 compared to $3.7 million in 2000, due to increased marketing and promotional activities for our Boston Spa.

     GROSS PROFIT. Gross profit decreased to $33.5 million or 51.7% of revenue in fiscal 2001 from $43.5 million or 57.7% of revenue in fiscal 2000 mainly as a result of an increase in sales discounts, effects of a fluctuating foreign currency market, and sales of lower margin systems, in comparison to sales of higher margin GentleLASE(R) and Vbeam(R) systems during fiscal 2000. Gross profit on lasers and other products decreased to $27.2 or 56% in fiscal 2001 compared to $37.6 million or 62% in fiscal 2000. Gross profit for product related service revenue in fiscal 2001 slightly increased to $4.8 million or 39% of revenue compared to $4.5 million or 40% of revenue for fiscal 2000. Skin care center gross profit for fiscal year 2001 increased to $1.5 million or 38% of revenue in comparison to $1.4 million or 36% of revenue for fiscal year 2000 resulting from a combination of an increased number of services and emphasis placed on cost control within the center.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development spending for fiscal 2001 increased 16% to $5.6 million, from $4.8 million for fiscal 2000. The increase in research and development expense reflects efforts to develop new products such as the Smoothbeam, our newest laser, and the Clearbeam, to be released in fiscal 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 11.0% to $24.1 million in fiscal 2001, from $21.7 million in fiscal 2000. This increase reflects substantial marketing expenditures incurred to support the launches of new lasers, combined with legal expenses due to litigation settlements throughout the first half of the year. Selling costs increased due to sponsoring preceptorships for future clientele. Selling, general and administrative expenses were 37% of revenue in fiscal 2001 compared to 29% for fiscal 2000.

     IMPAIRMENT CHARGE. During the quarter ended June 30, 2001, the Company determined that impairment indicators existed relating to its skin care/health spa services. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," the Company evaluated the recoverability of its spa-related long-lived assets. The Company determined that the estimated future undiscounted cash flows were below the carrying value of the spa-related long-lived assets at June 30, 2001. Accordingly, the Company has charged off as selling, general and administrative expense all remaining undepreciated long-lived, principally, leasehold improvements, assets of $640,000.

     RESTRUCTURING CHARGE. During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2.6 million, which assumed a sublease of the premises, resulting from the closure of the skin care center located in Scottsdale, Arizona. During fiscal 2001, we incurred an additional charge of $1.1 million due to a change in future sublease payments.

     OTHER INCOME/EXPENSE. For the fiscal years ended June 30, 2001 and July 1, 2000, total other income remained constant at $1.2 million. Interest income increased due to high levels of cash invested and was offset by losses arising from the effects of currency fluctuations, in particular, the Japanese yen.

     INCOME TAXES. The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. The Company recorded a 36% effective tax rate for the year ended June 30, 2001, compared to the year ended July 1, 2000, in which the Company recorded a 20% tax rate due to reductions in the valuation allowance against the deferred tax asset.


    FISCAL YEAR ENDED JULY 1, 2000 COMPARED TO FISCAL YEAR ENDED JULY 3, 1999

     REVENUE. Total revenue increased 29% to $75.4 million in fiscal 2000 from $58.6 million in fiscal 1999. International revenue, consisting of sales from our subsidiaries in Germany, Spain, and Japan, and sales shipped directly to international locations from the U.S., was 52% of total revenue for both fiscal 2000 and fiscal 1999. Laser and product revenue increased 29% to $60.3 million in fiscal 2000 from $46.7 million in fiscal 1999. This was due to our initial shipments of our new Vbeam(TM) laser system for the treatment of vascular lesions and continued strong sales of our GentleLASE(R) hair removal system. Product-related service revenue increased 29% to $11.3 million in fiscal 2000 from $8.8 million in fiscal 1999. This increase was attributable to increased shipments of consumables used with our Vbeam(TM), GentleLASE(R), and Sclero products as well as an increase in the sale of service contracts. Skin care center revenue increased 21% to $3.7 million in fiscal 2000 compared to $3.1 million in 1999, due to increased marketing and promotional activities for our Boston spa.

     GROSS PROFIT. Gross profit increased to $43.5 million or 58% of revenue in fiscal 2000 from $32.1 million or 55% of revenue in fiscal 1999 mainly as a result of increased sales of higher margin GentleLASE(R) and Vbeam(R) systems. Gross profit on lasers and other products increased to $37.6 million or 62% in fiscal 2000 compared to $28.1 million or 60% in fiscal 1999. Gross profit for service revenue in fiscal 2000 increased to $4.5 million or 40% of revenue compared to $3.1 million or 35% of revenue for fiscal 1999 resulting from the increase in the number of units in service. Skin care center gross profit for fiscal year 2000 increased to $1.35 million or 36% of revenue in comparison to $0.95 million or 31% of revenue for fiscal year 1999 resulting from a combination of increased number of services and emphasis placed on cost control within the center.

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

     OTHER INCOME/EXPENSE. For the fiscal year ended July 1, 2000, total other income was $1.2 million in comparison to other expense of $0.4 million for the same period a year earlier. This increase was a result of increased interest income due to our substantially higher cash balances in fiscal 2000 in comparison to fiscal 1999. Operating margins for future periods will be impacted by a modified royalty formulation with respect to our DCD license from the Regents negotiated in August of 2000, since the same royalty rate will now apply to more components sold.

     INCOME TAXES. The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries. The provision for income taxes for the year ended July 1, 2000, reflects the utilization of tax credits generated in the current year and tax provisions calculated in Japan and Spain at a rate in excess of the U.S. statutory tax rate. We released $3.1 million of the valuation allowance against our deferred tax asset in fiscal 2000. The effective tax rate for fiscal 2000 and 1999 are approximately 20% and 24%, respectively.

     During fiscal 2000, Candela believed it was more likely than not that a portion of the deferred tax asset would be utilized during the current year. Therefore, the Company, in accordance with the Statement of Financial Accounting Standards Board No. 109 "Accounting for Income Taxes", decreased its valuation allowance against current year taxable income, resulting in a decrease to its effective rate.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities amounted to $3.1 million for fiscal 2001 compared to $8.5 million in fiscal 2000, reflecting a substantial decline in net income for the fiscal year ended 2001, marginally offset by collections in accounts receivable. The continued sales of the Vbeam impacted cash by way of an increased amount of deferred income, due to its associated three year service contract. Cash used in investing activities totaled $1.6 million for fiscal 2001 compared to $554,000 for the same period a year earlier resulting from capital expenditures made in renovating the manufacturing portion of our facilities and purchasing more computer equipment to support Oracle software, a new ERP system which is currently in implementation. Cash used in financing activities amounted to $3.2 million in 2001 in comparison to cash provided by financing activities of $18.1 million for 2000. This is due to the cost of repurchasing shares in the open market during the first half of the fiscal year, whereas in the previous year, the proceeds were due to the completion of our secondary offering.

     On October 15, 1998, we issued eight-year, 9.75% subordinated term notes to three investors in the aggregate amount of $3.7 million, secured by the Company's assets. The notes become due in October, 2006, and require quarterly interest payments. In addition, we issued warrants to purchase 555,000 shares of common stock to the note holders that have an exercise price of $4.00 per warrant, which yield 1.5 shares of common stock. The relative fair value ascribed to the warrants is $836,000 and has been recorded as a component of Additional Paid-In Capital in Stockholders Equity. The relative fair value of the debt was recorded as $2,864,000. The debt will be accreted to face value using the interest method over eight years, which will result in interest expense of $836,000 over the eight-year period in addition to the 9.75% face interest. As of June 30, 2001, a total of $259,500 has been accreted to the notes, resulting in a long-term liability balance of $2.8 million and a short-term balance of $318,000; furthermore, a total of $98,500 of interest expense has been recorded in fiscal year 2001.

     The Company also maintains a renewable $5,000,000 revolving credit agreement with a major bank with interest at the bank's base rate. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of June 30, 2001.

     We believe that cash balances will be sufficient to meet anticipated cash requirements. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, nor that any such required additional capital will be available on reasonable terms, if at all, as it becomes required.


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

     BECAUSE WE DERIVE MORE THAN HALF OF OUR REVENUE FROM INTERNATIONAL SALES, INCLUDING APPROXIMATELY ONE-THIRD OF OUR REVENUE FROM JAPAN AND THE ASIA-PACIFIC MARKETPLACE IN FISCAL 2001, WE ARE SUSCEPTIBLE TO CURRENCY FLUCTUATIONS, NEGATIVE ECONOMIC CHANGES TAKING PLACE IN JAPAN AND THE ASIA-PACIFIC MARKETPLACE, AND OTHER RISKS ASSOCIATED WITH CONDUCTING BUSINESS OVERSEAS.

     We sell a significant portion of our products and services outside the U.S. and Canada. International sales, consisting of sales from our subsidiaries in Germany, Spain, France and Japan, and sales shipped directly to international locations from the U.S., accounted for 55% of our revenue for fiscal year 2001, and we expect that they will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales. In particular, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation. Other risks associated with international sales that we currently face or have faced in the past include:

          o    longer payment cycles common in foreign markets

          o failure to obtain or significant delays in obtaining necessary import or foreign regulatory approvals for our products

          o    difficulties in staffing and managing our foreign operations.


     A MATERIAL PORTION OF OUR REVENUES AND PROFITS ARE DERIVED FROM OUR RELATIONSHIP WITH PHYSICIAN SALES AND SERVICE.

     In December 1998 we entered into a distribution agreement with Physician Sales and Service ("PSS") granting PSS the exclusive right to sell Candela products for use by all medical specialties except dermatology, plastic surgery and otorhinolarygologist. Our agreement with PSS is for three years, and provides that at the satisfactory completion of each contract year, one additional year will be added to the term of our contract. Sales to PSS were responsible for more than 10% of our revenues in the fiscal year ended June 30, 2001, and more than 12% in the fiscal year ended July 1, 2000. We anticipate that sales to PSS will continue to account for a significant portion of our revenues; however, since entering into this agreement, we have experienced significant fluctuations in the level of PSS's purchases of Candela products on a quarterly basis. If these fluctuations continue, they could cause our revenues and profits to decline and our quarterly results to suffer.

     THE FAILURE TO OBTAIN ALEXANDRITE RODS FOR THE GENTLELASE(R) FROM OUR SOLE SUPPLIER WOULD IMPAIR OUR ABILITY TO MANUFACTURE AND SELL GENTLELASE(R).

     We use Alexandrite rods to manufacture the GentleLASE(R), which accounts for a significant portion of our total revenues. We depend exclusively on Litton Airtron Synoptics to supply these rods, for which no alternative supplier meeting our quality standards exists. We cannot be certain that Litton will be able to meet our future requirements at current prices or at all. To date, we have been able to obtain adequate supplies of Alexandrite rods in a timely manner, but any extended interruption in our supplies could hurt our results.

     DISAPPOINTING QUARTERLY REVENUE OR OPERATING RESULTS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO FALL.

     Our quarterly revenue and operating results are difficult to predict and may swing sharply from quarter to quarter. Historically, our first fiscal quarter has typically had the least amount of revenue in any quarter of our fiscal year. The results of the first quarter are directly impacted by the seasonality of the purchasing cycle.

     If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially. Our quarterly revenue is difficult to forecast for many reasons, some of which are outside of our control, including the following:

     MARKET SUPPLY AND DEMAND

     o potential increases in the level and intensity of price competition between our competitors and us

     o    potential decrease in demand for our products

     o    possible delays in market acceptance of our new products.

     CUSTOMER BEHAVIOR

     o changes in or extensions of our customers' budgeting and purchasing cycles

     o    changes in the timing of product sales in anticipation of new product

     o    introductions or enhancements by us or our competitors.

     COMPANY OPERATIONS

     o    absence of significant product backlogs,

     o    our effectiveness in our manufacturing process,

     o unsatisfactory performance of our distribution channels, service providers, or customer support organizations

     o    timing of any acquisitions and related costs.


     THE COST OF CLOSING OUR SKIN CARE CENTERS MAY BE HIGHER THAN MANAGEMENT HAS ESTIMATED TO DATE, AND HIGHER ACTUAL COSTS WOULD NEGATIVELY IMPACT OUR OPERATING RESULTS.

     We have renewed our commitment to expand and diversify our core cosmetic and surgical laser equipment business. As part of this refocus, we decided to reduce our focus on our efforts to own and operate centers which would offer cosmetic laser treatments utilizing our equipment, along with providing other cosmetic services traditionally offered by high-end spas. Although we are actively seeking buyers for the two skin care centers we opened which are located in Scottsdale, Arizona, and Boston, Massachusetts, we cannot be certain that a sale or sublease of either facility will be completed on favorable terms or at all. We have established a reserve to accrue for the anticipated costs of terminating the Scottsdale facility. During fiscal 2001, we incurred an additional charge of $1.1 million due to a change in future sublease payments. The 2001 charge represents the estimated future lease and maintenance costs expected to be incurred through the end of the lease in 2006.

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

     Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. Particularly, for example, we are awaiting Ministry of Health approval in Japan for the sale of ScleroPLUS(TM) and the Vbeam(TM). We cannot be certain that we will be able to obtain (or continue to obtain) any such government approvals or successfully comply with any such foreign regulations in a timely and cost-effective manner, if at all, and our failure to do so could adversely affect our ability to sell our products.


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


     ACHIEVING COMPLETE COMPLIANCE WITH FDA REGULATIONS IS DIFFICULT, AND IF WE FAIL TO COMPLY, WE COULD BE SUBJECT TO FDA ENFORCEMENT ACTION.

     We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. The FDA's regulatory scheme is complex, especially the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures. This complexity makes complete compliance difficult to achieve. Also, the determination as to whether a QSR violation has occurred is often subjective. If the FDA finds that we have failed to comply with the QSR or other applicable requirements, the agency can institute a wide variety of enforcement actions, including a public warning letter or other stronger remedies, such as:

     o    fines, injunctions, and civil penalties against us

     o    recall or seizure of our products

     o operating restrictions, partial suspension, or total shutdown of our production

     o refusing our requests for 510(k) clearance or PMA approval of new products

     o    withdrawing product approvals already granted

     o    criminal prosecution.


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

     Our industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the U.S. until such patents are issued and are maintained in secrecy for a period of time outside the U.S. Accordingly, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications of others. Any claims of patent infringement would be time-consuming and could:

     o    result in costly litigation

     o    divert our technical and management personnel

     o    cause product shipment delays

     o    require us to develop non-infringing technology

     o    require us to enter into royalty or licensing agreements.

     Although patent and intellectual property disputes in the laser industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could hurt our gross margins. In addition, we cannot be sure that the necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from manufacturing and selling some of our products, which could hurt our business, results of operations, and financial condition. On the other hand, we may have to start costly and time consuming litigation in order to enforce our patents, to protect trade secrets, and know-how owned by us or to determine the enforceability, scope, and validity of the proprietary rights of others. We previously received correspondence from Palomar Medical Technologies, the exclusive licensee from Star Medical Technologies of certain United States patents, and also from Star Medical, offering to grant us a nonexclusive license to such patents. We engaged in discussions with Palomar relative to these patents, but have not yet resolved the matter.

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

     We may acquire businesses, products, and technologies that complement or expand our business. We may also consider joint ventures and other collaborative projects. We may not be able to:

     o    identify appropriate acquisition or joint venture candidates,

     o successfully negotiate, finance, or integrate any businesses, products, or technologies that we acquire

     o    successfully manage any joint ventures or collaborations.

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






ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     At June 30, 2001, the Company's cash and debt are exposed to interest rate risk. We are exposed to foreign currency risk due to accounts receivable from our foreign subsidiaries.

     We have cash equivalents that primarily consist of commercial paper, overnight repurchase agreements and money market accounts. We believe that any near term changes in interest rates will be immaterial to any potential losses in future earnings, cash flow and fair values.

     We currently have long-term debt with a face value of $2.8 million with the interest rate fixed at the time of issuance. The long-term debt becomes due in October 2006. We believe that any near term changes in interest rates will be immaterial to any potential losses in future earnings, cash flow and fair values.

     At June 30, 2001, the Company holds foreign currency contracts with notional values totaling $5,713,615 for the delivery of 434,907,097 Japanese Yen, 489,170 German Marks, 174,644,917 Spanish Pesetas, 132,000 Swiss Francs, 4,729,268 French Francs, and 377,766 Euros. These contracts have maturities prior to October 4, 2001. The carrying and net fair value of these contracts was $101,175 at June 30, 2001. We believe that any near term changes in currency rates will be immaterial to any potential losses in future earnings, cash flow and fair values because any adjustments to fair value offset the change in the fair value of the foreign currency intercompany receivables.




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements and supplementary data are included herein and are indexed under Item 14 (a) (1)-(2).



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required under this item is incorporated by reference to the Company's report on Form 8-K dated March 21, 2000 filed with the commission.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

    The current directors and executive officers of the Company are as follows:

     NAME                               AGE          POSITION
     Gerard E. Puorro                    54          President, Chief Executive
                                                     Officer and Director

     Kenneth D. Roberts                  68          Chairman of the Board of Directors

     Douglas W. Scott                    55          Director

     Richard Cleveland, MD               69          Director

     Nancy Nager, RN, BSN, MSN           50          Director

     F. Paul Broyer                      52          Senior Vice President of
                                                     Finance and Administration and
                                                     Chief Financial Officer

     William H. McGrail                  40          Vice President, Research and Development
                                                     and Operations

     Toshio Mori                         49          Vice President, President
                                                     of Candela KK

     Robert J. Wilber                    43          Vice President, European Operations

     Dr. Kathleen McMillan               45          Vice President, Research

     Darrell W. Simino                   59          Treasurer, Corporate Controller

    Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors are duly elected and qualified, subject to earlier removal by the Board of Directors. There are no family relationships among any of the executive officers or directors of the Company.

     Mr. Puorro was appointed a Director of the Company in September 1991. Mr. Puorro has been President and Chief Executive Officer of the Company since April 1993. From April 1989 until April 1993, he was Senior Vice President and Chief Financial Officer of the Company. He was elected Chief Operating Officer in December 1992. Prior to joining the Company, he was Vice President and Controller at Massachusetts Computer Corporation.

    Mr. Roberts has been a Director of the Company since August 1989 and Chairman of the Board of Directors since November 1991. From November 1992 to June 1995, Mr. Roberts was employed on a part-time basis as Vice President and Chief Financial Officer of Foster Miller, Inc., an engineering services company. Since December 1988, he has been an independent management consultant. From July 1986 to December 1988, Mr. Roberts was Vice President, Treasurer and Chief Financial Officer of Massachusetts Computer Corporation, a manufacturer of micro-supercomputers. Prior to that time and for many years, he was Senior Vice President and Treasurer of Dynatech Corporation (now named Acterna Corporation), a provider of diversified high technology products and services.

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

     Mr. Mori was named Vice President, President of Candela KK in July 1998, after serving as President and Representative Director of Candela KK since September 1996. Previously, Mr. Mori held the positions of Director of Candela KK from September 1992 to September 1996, and General Manager from September 1989 to September 1992. From 1976 to 1989, he was employed by Sansui Electric Co. Ltd. in Tokyo.

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

    Dr. McMillan was appointed Vice President of Research in February 2001, after serving for seven years as Director of Bioscience for Candela's Research Department. Dr. McMillan's experience includes three years as Director of the Otolaryngology Research Center at New England Medical Center, and a position as Assistant Professor of Otolaryngology at Tufts University School of Medicine in Boston, Massachusetts.

     Mr. Simino was appointed Treasurer in September 2000, and has held the position of Corporate Controller, since November 1999. Mr. Simino joined the Company in July 1996 as Manager, Financial Reporting. Prior to joining the Company, Mr. Simino held the position of Controller of The Lance Corporation from 1979 to 1996. From 1973 to 1979, Mr. Simino was a Division Controller for Helix Technology Corporation.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons ("Reporting Persons") are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such filings, if any, and written representations from certain Reporting Persons received by it with respect to the fiscal year ended June 30, 2001 the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended June 30, 2001 except as follows: Mr. Gerard E. Puorro failed to timely file a Statement of Change in Beneficial Ownership on Form 4 for three transactions. Mr. Puorro has subsequently filed the necessary Form 4 to report these transactions.




ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered to the Company, in all capacities, for the year ended June 30, 2001 by its Chief Executive Officer (the "CEO") and the four other most highly paid executive officers of the Company, in each case whose total salary and bonus exceeded $100,000 during the year ended June 30, 2001 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                       COMPENSATION (2)
                                                                                    -----------------------
                                                                ANNUAL
                                                            COMPENSATION(1)                 AWARDS
                                                     ------------------------------ -----------------------
                                                                                          SECURITIES
                                                                                          UNDERLYING         ALL OTHER
              NAME AND PRINCIPAL                                                           OPTIONS/         COMPENSATION
                   POSITION                    YEAR    SALARY($)     BONUS ($)             SARS(#)              ($)
---------------------------------------------------------------------------------------------------------------------------

Gerard E. Puorro                               2001     280,077      38,941 (7)             80,000            5,705(3)
  President, Chief Executive                   2000     254,807     125,044 (7)             30,000            6,697(3)
  Officer and Director                         1999     243,284     375,912 (7)             30,000            5,471(3)

Toshio Mori                                    2001     229,630      47,390 (7)             15,000               --
  Vice President,                              2000     220,436      37,221 (7)               --                 --
  President of Candela KK                      1999     166,896      32,408 (7)             15,000               --

William B. Kelley                              2001     172,746      24,018 (7)             40,000            4,447(4)
  Vice President, North                        2000     167,130      77,125 (7)             15,000            3,566(4)
  American Sales and Service                   1999     187,186     261,160 (7)             15,000            3,025(4)


William H. McGrail                             2001     152,255      21,785 (7)             40,000            3,531(5)
  Vice President of Research &                 2000     130,192      63,659 (7)             30,000            2,356(5)
  Development and Operations                   1999     123,439     197,848 (7)             15,000            2,273(5)


F. Paul Broyer                                 2001     150,640      21,785 (7)             40,000            6,155(6)
  Senior Vice President of Finance             2000     141,731      63,659 (7)             30,000            3,788(6)
  and Administration and Chief                 1999     136,532     213,676 (7)             15,000            3,410(6)
  Financial Officer

     (1)Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported for the named executive officer.
     (2)The Company did not grant any restricted stock awards or stock appreciation rights ("SARs") or make any long-term incentive plan pay-outs during the fiscal years ended June 30, 2001, July 1, 2000 or July 3, 1999.
     (3) For fiscal 2001, includes $3,776 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $1,369 in life insurance premiums paid by the Company for the benefit of Mr. Puorro, and $560 for a Company provided automobile. For fiscal 2000, includes $3,591 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $1,373 in life insurance premiums paid by the Company for the benefit of Mr. Puorro, and $1,733 for a Company provided automobile. For fiscal 1999, includes $2,750 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $1,275 in life insurance premiums paid by the Company for the benefit of Mr. Puorro, and $1,446 for a Company provided automobile.
     (4) For fiscal 2001, includes $3,746 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $284 in life insurance premiums paid by the Company for the benefit of Mr. Kelley, and $416 for a Company provided automobile. For fiscal 2000, includes $3,310 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $256 in life insurance premiums paid by the Company for the benefit of Mr. Kelley. For fiscal 1999, includes $2,788 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $237 in life insurance premiums paid by the Company for the benefit of Mr. Kelley.

     (5)For fiscal 2001, includes $2,759 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $212 in life insurance premiums paid by the Company for the benefit of Mr. McGrail, and $560 for a Company provided automobile. For fiscal 2000, includes $2,214 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $142 in life insurance premiums paid by the Company for the benefit of Mr. McGrail. For fiscal 1999, includes $2,208 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $65 in life insurance premiums paid by the Company for the benefit of Mr. McGrail.
     (6) For fiscal 2001, includes $3,321 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $193 in life insurance premiums paid by the Company for the benefit of Mr. Broyer, and $2,640 for a Company provided automobile. For fiscal 2000, includes $2,987 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $252 in life insurance premiums paid by the Company for the benefit of Mr. Broyer, and $551 for a Company provided automobile. For fiscal 1999, includes $3,103 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $307 in life insurance premiums paid by the Company for the benefit of Mr. Broyer.
     (7)Incentive bonus approved by Board of Directors, based on Company results for the fiscal year.


OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                     POTENTIAL REALIZABLE
                                                                                                   VALUE AT ASSUMED ANNUAL
                                                                                                    RATES OF STOCK PRICES
                                                 INDIVIDUAL GRANTS                                 APPRECIATION FOR OPTIONS
                         -------------------------------------------------------------------  -----------------------------------
                                        PERCENT OF TOTAL
                                        OPTIONS/GRANTED      EXERCISE OF
                            OPTIONS       TO EMPLOYEES        BASE PRICE      EXPIRATION
          NAME              GRANTED      IN FISCAL YEAR       ($/SHARE)          DATE               5%               10%
--------------------------------------------------------------------------------------------  -----------------------------------
Gerard E. Puorro            80,000           18.68%             6.844          10/24/10           344,332          872,606
Toshio Mori                 15,000            3.50%             6.844          10/24/10            69,571          176,308
William B. Kelley           40,000            9.34%             6.844          10/24/10           173,166          436,303
William H. McGrail          40,000            9.34%             6.844          10/24/10           172,166          436,303
F. Paul Broyer              40,000            9.34%             6.844          10/24/10           172,166          436,303

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


OPTION EXERCISES AND FISCAL YEAR END VALUES

     The following table sets forth information with respect to options to purchase (1) the Company's Common Stock granted under the 1989 Stock Plan and 1998 Stock Plan, and (2) shares of the Company's subsidiary, Candela Skin Care Centers, Inc. including (i) the number of shares purchased upon exercise of options in the most recent fiscal year, (ii) the net value realized upon such exercise, (iii) the number of unexercised options outstanding at June 30, 2001, and (iv) the value of such unexercised options at June 30, 2001:

                                                                                           VALUE OF UNEXERCISED
                                                         NUMBER OF UNEXERCISED OPTIONS   IN-THE-MONEY OPTIONS AT
                                                              AT JUNE 30, 2001 (#)         JUNE 30, 2001 ($)(2)
                                                         -----------------------------------------------------------

                               SHARES          VALUE
                             ACQUIRED ON      REALIZED     EXERCIS-      UNEXERCIS-       EXERCIS-     UNEXERCIS-
NAME                        EXERCISE (#)       ($)(1)        ABLE           ABLE            ABLE          ABLE
--------------------------------------------------------------------------------------------------------------------
Gerard E. Puorro               37,500         $194,013     133,292         97,499        $404,175       $28,250
Toshio Mori                      --              --          8,250         22,875         $17,381       $15,768
William B. Kelley                --              --         20,437         48,750         $11,615       $14,125
William H. McGrail               --              --         25,087         65,625         $17,179       $27,608
F. Paul Broyer                   --              --         32,500         61,875         $38,953       $20,546

     (1) Named Executive Officers will receive cash only if and when they sell the securities issued upon exercise of the options and the amount of cash received by such individuals is dependent on the value of such securities at the time of such sale, if any.
     (2) Value is based on the difference between option grant price and the fair market value at 2001 fiscal year end ($6.55 per share as quoted on the NASDAQ Stock Market at the close of trading on June 29, 2001) multiplied by the number of shares underlying the option.


DIRECTOR COMPENSATION

     Directors who are not employees of the Company receive an annual retainer of $4,000 and a fee of $1,000 per regularly scheduled meeting of the Board of Directors. Directors are also reimbursed for out-of-pocket expenses incurred in connection with the performance of their duties as a director.

     On May 10, 1990, the Board of Directors of the Company adopted the 1990 Non-Employee Director Plan, which was approved by the Company's stockholders on November 13, 1990. The 1990 Non-Employee Director Plan provides for the issuance of options for the purchase of up to 90,000 shares of the Company's Common Stock. Under this plan, each member of the Company's Board of Directors who is neither an employee nor officer of the Company receives a one-time grant of an option to purchase 15,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. The options generally become exercisable in equal amounts over a period of four years from the date of grant, expire seven years after the date of grant and are nontransferable. Including cancellations, options for the purchase of 99,750 shares have been granted at a range of exercise prices from $2.17 to $9.67 per share. Upon stockholder approval of the 1993 Non-Employee Director Stock Option Plan, the Board of Directors terminated the granting of options under the 1990 Non-Employee Director Stock Option Plan.

     On June 2, 1993, the Board of Directors of the Company adopted the 1993 Non-Employee Director Stock Option Plan, which was approved by the Company's stockholders on November 18, 1993. The 1993 Non-Employee Director Plan provides for the issuance of options for the purchase of up to 120,000 shares of the Company's Common Stock. Under this Plan, each member of the Company's Board of Directors who is neither an employee nor an officer of the Company receives a onetime grant of an option to purchase 15,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. The options generally become exercisable in equal amounts over a period of two years from the date of grant, expire ten years after the date of grant and are nontransferable. To date, options for the purchase of 90,000 shares have been granted at exercise prices ranging from $1.083 to $5.375 per share.

     On December 24, 1996, Dr. Richard J. Cleveland, a director of the Company, was granted non-statutory options to purchase 20,000 shares of the common stock of Candela Skin Care Centers, Inc., a subsidiary of the Company, at an exercise price of $1.00. These non-statutory options were granted pursuant to the terms of the Candela Skin Care Centers, Inc. 1996 Incentive and Non-Statutory Stock Option Plan, have a term of 10 years from the date of grant and become exercisable over a four-year period. On August 21, 1997, options granted under the CSCC Plan were converted to options in Candela Corporation at the rate of 0.21053 Candela Corporation options for each CSCC option. Dr. Cleveland realized options for 4,211 Candela Corporation as a result of this conversion.

     On August 14, 1997, Non-Qualified Options to purchase 15,000 shares of the Company's Common Stock were granted to each of Theodore G. Johnson, Kenneth D. Roberts, Dr. Richard J. Cleveland, Douglas W. Scott and Robert E. Dornbush (a former director), at an exercise price of $3.125 per share, such price being the market price of the Common Stock on the date of the grant. These Non-Qualified Options were granted pursuant to the Company's 1989 Stock Plan (the "Plan") and vest in equal 50% amounts on each of the first and second anniversaries of the date of the grant, provided that each such optionee continues to serve as a director of the Company on such anniversary date.

     On August 21, 1997, Candela granted Richard J. Cleveland options to purchase 6,000 shares at $4.66 per share. These options are fully vested and have a term of ten years.

     On September 30, 1998, Non-Qualified Options to purchase 7,500 shares of our common stock were granted to each of Theodore G. Johnson, Kenneth D. Roberts, Dr. Richard J. Cleveland, Douglas W. Scott and Robert E. Dornbush, at an exercise price of $2.42 per share, such price being the market price of the common stock on the date of the grant. These Non-Qualified Options were granted outside of a plan and vest in equal 50% amounts on each of the first and second anniversaries of the date of the grant, provided that each such optionee continues to serve as a director of Candela on such anniversary date.

     On January 12, 1999, Non-Qualified Options to purchase 7,500 shares of our common stock were granted to each of Theodore G. Johnson, Kenneth D. Roberts, Dr. Richard J. Cleveland, Douglas W. Scott and Robert E. Dornbush, at an exercise price of $4.66 per share, such price being the market price of the common stock on the date of the grant. These Non-Qualified Options were granted pursuant to our 1998 Stock Plan and are fully vested.

     On January 25, 2001, Non-Qualified Options to purchase 15,000 shares of our common stock were granted to each of Kenneth D. Roberts, Dr. Richard J. Cleveland, Douglas W. Scott and Nancy Nager, at an exercise price of $6.656 per share, such price being the market price of the common stock on the date of the grant. These Non-Qualified Options were granted pursuant to our 1998 Stock Plan and vest in equal 50% amounts on each of the first and second anniversaries of the date of the grant, provided that each such optionee continues to serve as a director of Candela on such anniversary date.


EMPLOYMENT AGREEMENTS

Candela has entered into severance agreements with each of Messrs. Puorro, Broyer, Kelley, Wilber and McGrail. Under our agreements with Messrs. Broyer, Kelley, Wilber and McGrail, Candela has agreed to continue payment of their respective base annual salaries over twelve months in the event that their services for Candela are terminated for any reason except for cause or such individuals' resignation. Under our agreement with Mr. Puorro, in the event that his employment is terminated for any reason, at either his election or Candela's election other than for just cause, he will be entitled to receive severance payments equal to his base annual salary for twelve months and then 50% of his base annual salary for an additional twelve months. Each of the above named individuals is subject to nonsolicitation and noncompetition provisions for the period during which he receives severance payments.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's executive compensation program is administered by the Compensation Committee, which consisted of Mr. Puorro, Mr. Scott and Dr. Cleveland during fiscal 2001. Two members of the Compensation Committee are non-employee directors. Pursuant to the authority delegated by the Board of Directors the Compensation Committee each year sets the compensation of the Chief Executive Officer and reviews and approves the compensation of all other senior officers, including approval of annual salaries and bonuses as well as the grant of stock options to officers and employees.

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

     Under the supervision of the Compensation Committee, the Company has developed and implemented compensation policies. The Compensation Committee's executive compensation policies are designed to (i) enhance profitability of the Company and stockholder value, (ii) integrate compensation with the Company's annual and long-term performance goals, (iii) reward corporate performance, (iv) recognize individual initiative, achievement and hard work, and (v) assist the Company in attracting and retaining qualified executive officers. Currently, compensation under the executive compensation program is comprised of cash compensation in the form of annual base salary, bonus, and long-term incentive compensation in the form of stock options.

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

     The salary compensation for the executive officers is based upon their qualifications, experience and responsibilities, as well as the attainment of planned objectives. The Chief Executive Officer and President makes recommendations to the Compensation Committee regarding the planned objectives and executive compensation levels. The overall plans and operating performance levels upon which management compensation is based are approved by the Compensation Committee on an annual basis. During fiscal 2001, the Chief Executive Officer and President made recommendations for salary increases for the executive group, and the Compensation Committee approved increases ranging from 4% to 7% to the executive officers. These increases reflect the impact of promotions as well as incentive changes.

     BONUS COMPENSATION

In addition to salary compensation, on March 9, 2001 the Compensation Committee recommended the continuation of the Management Incentive Plan, adopted by the Board of Directors in the previous two years, whereby senior executives recommended by the Chief Executive Officer and approved for inclusion in the Plan by the Compensation Committee receive bonus compensation based on a percentage of base salary. Bonuses paid under this Plan were a percentage of base salary for fiscal 2001 and were based on pre-tax profits, after bonus, for fiscal 2001 for the device business only.

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

     Both the 1989 Stock Plan and The 1998 Stock Option Plan permit the Compensation Committee to administer the granting of stock options to eligible employees, including executive officers. Options generally become exercisable based upon a vesting schedule tied to years of future service to the Company. The value realizable from exercisable options is dependent upon the extent to which the Company's performance is reflected in the market price of the Company's Common Stock at any particular point in time. Equity compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees. The Compensation Committee approves the granting of options in order to motivate these employees to maximize stockholder value. Vesting for options granted under the plan is determined by the compensation committee at the time of grant and expires after a 10-year period (5 years for 10% or more stockholders), at not less than the fair market value at the date of grant. As a result of this policy, executives and other employees are rewarded economically only to the extent that the stockholders also benefit through appreciation in the market.

     Options granted to employees are based on such factors as individual initiative, achievement and performance. In administering grants to executives, the Compensation Committee evaluates each officer's total equity compensation package. The Compensation Committee generally reviews the option holdings of each of the executive officers, including vesting and exercise price and the then current value of such unvested options. The Compensation Committee considers equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of the Company's stockholders. In fiscal 2001, options to purchase shares of Common Stock were granted to Messrs. Broyer, Mori, Kelley, McGrail, Puorro, Wilber, and Dr. McMillan.

     MR. PUORRO'S COMPENSATION

     The cash compensation program for the Chief Executive Officer and the President of the Company is designed to reward performance that enhances stockholder value. The compensation package is comprised of base pay and stock options, which is affected by the Company's revenue growth, market share growth, profitability, and growth in earnings per share. In fiscal 2001, Mr. Puorro's cash compensation was $280,077 per year. The Compensation Committee believes that Mr. Puorro's compensation has been, and is now, comparable to the salary of other Chief Executive Officers in other medical equipment companies, considering the size and rate of profitability of those companies.

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

     This report has been submitted by the members of the Stock Option and Compensation Committee:

                                                Douglas W. Scott
                                                Richard J. Cleveland, M.D.

STOCK PERFORMANCE GRAPH

         The following graph illustrates a five year comparison of cumulative total stockholder return among the Company, the NASDAQ National Market Index and the Company's "Industry Index." The Company selected an index of companies in the electro-medical equipment industry as its industry group. Accordingly, the Industry Index reflects the performance of all companies that are included in the electro-medical equipment industry with 3845 as their Primary Standard Industrial Classification Code Number. The comparison assumes $100 was invested on July 1, 1996 (the date of the beginning of the Company's seventh preceding fiscal year) in the Company's Common Stock and on June 30, 1996 in each of the foregoing indices and assumes reinvestment of dividends, if any.

CANDELA CORP


                                                                     Cumulative Total Return
                                                 ------------------------------------------------------------
                                                  6/96      6/97      6/98      6/99       6/00       6/01

CANDELA CORPORATION                               100.00    52.86     10.00     205.71     201.44     61.44

S & P 500                                         100.00   134.70    175.33     215.22     230.83    196.59

PEER GROUP                                        100.00   129.70    185.71     239.55     282.26    248.69


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of August 28, 2001 by (i) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock, (ii) each director or nominee to become a director of the Company, (iii) each executive officer identified in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group:

                        AMOUNT OF BENEFICIAL OWNERSHIP(1)

             NAME AND ADDRESS OF                        NUMBER OF SHARES                   PERCENT OF SHARES
             BENEFICIALLY OWNED                        BENEFICIALLY OWNED                  BENEFICIALLY OWNED
---------------------------------------------- ----------------------------------- -----------------------------------

Gerard E. Puorro (2)......................                 169,031                              1.54%

Kenneth D. Roberts (3)....................                 123,000                              1.09%

Douglas W. Scott (4)......................                  63,750                              *

Richard J. Cleveland, M.D. (5)............                  36,317                              *

Nancy Nager, R.N., B.S.N., M.S.N (6)......                  15,000                              *

Toshio Mori (7)...........................                   8,250                              *

William B. Kelley (8).....................                  30,437                              *

William H. McGrail (9)....................                  44,875                              *

F. Paul Broyer (10)........                                 36,962                              *

William D. Witter (11)....................               2,891,718                             26.49%
153 East 53rd Street
New York, NY 10022

William D. Witter, Inc. (12)..............               2,891,718                             26.49%
153 East 53rd Street
New York, NY 10022

All Directors and Executive                                571,135                              5.28%
Officers as a Group (12 Persons) (13).....


* Represents less than 1% of the Company's outstanding Common Stock.

     (1)Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Except as otherwise indicated, the address for each beneficial owner is 530 Boston Post Road, Wayland, MA 01778. Pursuant to the rules of the Securities and Exchange Commission the number of shares of Common Stock deemed outstanding includes, for each person or group referred to in the table, shares issuable pursuant to options held by the respective person or group which may be exercised within 60 days after August 28, 2001.

     (2)Includes 153,293 shares issuable pursuant to stock options exercisable within the 60 day period following August 28, 2001. Includes 15,738 shares privately owned.

     (3)Includes 82,500 shares issuable pursuant to stock options exercisable within the 60 day period following August 28, 2001. Includes 4,500 shares held by a trust for the benefit of one of Mr. Roberts' children as to which Mr. Roberts disclaims beneficial ownership. Includes 31,500 shares privately owned.

     (4)Includes 60,000 shares issuable pursuant to stock options exercisable within the 60 day period following August 28, 2001. Includes 3,750 shares privately owned.

     (5)Includes 36,317 shares issuable pursuant to stock options exercisable within the 60 day period following August 28, 2001.

     (6)Includes 15,000 shares issuable pursuant to stock options exercisable within the 60 day period following August 28, 2001.

     (7)Includes 8,250 shares issuable pursuant to stock options exercisable within the 60 day period following August 28, 2001.

     (8)Includes 30,437 shares issuable pursuant to stock options exercisable within the 60 day period following August 28, 2001.

     (9)Includes 36,962 shares issuable pursuant to stock options exercisable within the 60 days period following August 28, 2001.

     (10)Includes 44,375 shares issuable pursuant to stock options exercisable within the 60 day period following August 28, 2001. Includes 500 shares privately owned.

     (11)Includes 2,891,718 shares of common stock beneficially owned by William
D. Witter, Inc. Includes warrants to purchase 105,000 shares of Common Stock. Mr. Witter is the President and primary owner of William D. Witter, Inc. and has the sole power to dispose or to direct the disposition of all of the shares of common stock which are beneficially owned respectively by William D. Witter, Inc. and William D. Witter.

     (12)Information based in Amendment No. 8 to Schedule 13G dated February 8, 2001 filed with the Security and Exchange Commission. All such shares are also beneficially owned by William D. Witter, individually, the President and primary owner of William D. Witter, Inc.

     (13)Includes 518,203 shares subject to stock options exercisable within the 60 day period following August 28, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following items are filed as part of this report:

     (1)  CONSOLIDATED FINANCIAL STATEMENTS:

         Report of Independent Auditors                                                          F-1
         Report of Independent Accountants                                                       F-2
         Consolidated Balance Sheets - June 30, 2001 and July 1, 2000                            F-3
         Consolidated Statements of Operations and Comprehensive Income - Years
           ended June 30, 2001, July 1, 2000, and July 3, 1999                                   F-4
         Consolidated Statements of Stockholders' Equity - Years Ended
           June 30, 2001, July 1, 2000, and July 3, 1999                                         F-5
         Consolidated Statements of Cash Flows - Years Ended June 30, 2001, July
           1, 2000, and July 3, 1999                                                             F-6
         Notes to Consolidated Financial Statements                                              F-7

    (2)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

         Schedule II - Valuation and Qualifying Accounts                                         F-22

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

    (3) EXHIBITS: Except as otherwise noted, the following documents are incorporated by reference from the Company's Registration Statement on Form S-1 (File Number 333-78339):


     3.1            Certificate of Incorporation, as amended

     3.2      (9)   By-laws of the Company, as amended and restated

     3.3      (1)   Agreement of Merger between Candela Corporation, Inc., a
                    Massachusetts corporation, and Candela Laser Corporation, a
                    Delaware corporation.

     4.1      (6)   Form of Rights Agreement dated as of September 4, 1992,
                    between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A thereto the
                    Form of Rights Certificate.

     10.1     (1)   1985 Incentive Stock Option Plan

     10.2     (2)   1987 Stock Option Plan

     10.2.1   (2)   1989 Stock Plan

     10.2.2   (3)   1990 Employee Stock Purchase Plan

     10.2.3   (3)   1990 Non-Employee Director Stock Option Plan

     10.2.4   (7)   1993 Non-Employee Director Stock Option Plan

     10.2.5  (13)   1998 Stock Plan

     10.3     (7)   Lease for premises at 526 Boston Post Road, Wayland,
                    Massachusetts.

     10.4     (7)   Lease for premises at 530 Boston Post Road, Wayland,
                    Massachusetts.

     10.5     (7)   Patent License Agreement between the Company and Patlex
                    Corporation effective as of July 1, 1988.

     10.6     (4)   License Agreement among the Company, Technomed
                    International, Inc. and Technomed International S.A. dated as of December 20, 1990.

     10.7     (5)   License Agreement between the Company and Pillco Limited
                    Partnership effective as of October 1, 1991.

     10.8     (8)   Distribution Agreement between the Company and Cryogenic
                    Technology Limited, dated October 15, 1993.

     10.9    (10)   Asset Purchase Agreement between the Company and
                    Derma-Laser, Limited and Derma-Lase, Inc. dated June 23,
                    1994.

     10.10   (13)   Letter Agreement between the Company and Fleet Bank dated
                    February 13, 1997.

     10.10.1 (13)   Amendment to Letter Agreement between the Company and Fleet
                    Bank dated December 15, 1998.

     10.11*  (11)   Exclusive Distribution Agreement dated as of December 21,
                    1999, by and among the Company and Physicians Sales and
                    Service.

     10.12*  (11)   Exclusive License Agreement dated as of February 13,1995 and amended October 15, 1998, by and among the Company and the
                    Regents of the University of California.

     10.12.1*       Settlement Agreement dated August 11, 2000 and among the
                    Company, the Regents of the University of California, and Cool Touch, Inc.

     10.13   (12)   Note and Warrant Purchase Agreement, dated as of October 15,
                    1998 by and among the Company, Massachusetts Capital
                    Resource Company, William D. Witter and Michael D.Witter.



     10.13.1 (12)   Form of Note delivered to the Company in the aggregate
                    principal amount of $3,700,000 to Massachusetts Capital
                    Resource Company, William D. Witter and Michael D. Witter.

     10.13.2 (12)   Form of Common Stock Purchase Warrant to purchase an
                    aggregate of 370,000 shares of the Company's Common Stock
                    delivered to Massachusetts Capital Resource Company, William
                    D. Witter and Michael D. Witter.

     21.1    (11)   Subsidiaries of the Company

     23.1           Consent of PricewaterhouseCoopers LLP (Independent
                    Accountants)

     23.2           Consent of Ernst & Young, LLP (Independent Auditors)

     ----

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

                  (11) Previously filed as an exhibit to Form 10-Q for the quarter ended March 27, 1999 and incorporated herein for reference.

                  (12) Previously filed as an exhibit to the Company's Amended and Restated Annual Report on Form 10-K for the fiscal year ended June 27, 1998, and incorporated herein by reference.

                  (13) Previously filed as an exhibit to Registration Statement No. 333-78339 and incorporated herein by reference.

                  (14) Previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.


                  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended June 30, 2001.

                  (c) The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 14(a)(3) above.

                  (d) The Company hereby files, as part of this Form 10-K, the consolidated financial Statement schedules listed in Item 14(a)(2) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24, 2001.

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

Signature                                      Title                                          Date
---------                                      -----                                          ----

/s/ Gerard E. Puorro                  President, Chief Executive                              September 24, 2001
-------------------------             Officer, and Director
Gerard E. Puorro                      (Principal Executive Officer)

/s/ F. Paul Broyer                    Senior Vice President of                                September 24, 2001
-------------------------             Finance and Administration,
F. Paul Broyer                        Chief Financial Officer

/s/ Kenneth D. Roberts                Chairman of the Board of                                September 24, 2001
-------------------------             Directors
Kenneth D. Roberts

/s/ Richard J. Cleveland, MD          Director                                                September 24, 2001
-------------------------
Richard J. Cleveland, MD

/s/ Nancy Nager                       Director                                                September 24, 2001
-------------------------
Nancy Nager

/s/ Douglas W. Scott                  Director                                                September 24, 2001
-------------------------
Douglas W. Scott

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Candela Corporation

We have audited the accompanying consolidated balance sheets of Candela Corporation and subsidiaries as of June 30, 2001 and July 1, 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candela Corporation and subsidiaries at June 30, 2001, and July 1, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for each of two years in the period ended June 30, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ERNST & YOUNG LLP


Boston, Massachusetts
August 10, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Candela Corporation:


In our opinion, the accompanying consolidated statement of operations and comprehensive income, of stockholders' equity and cash flows, present fairly, in all material respects, the financial position of Candela Corporation and its Subsidiaries at July 3, 1999, and the results of their operations and their cash flows for the year ended July 3, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended July 3, 1999, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.






/s/PRICEWATERHOUSECOOPERS LLP


Boston, Massachusetts
August 23, 1999

                      CANDELA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 2001 AND JULY 1, 2000
                                 (IN THOUSANDS)

                                                                                      2001          2000
                                                                                      ----          ----
ASSETS
------
Current assets:
Cash and cash equivalents                                                           $ 32,318      $ 34,863
Accounts receivable (net of allowance of $901 and $1,207
     in 2001 and 2000, respectively)                                                  19,648        19,875
Notes receivable                                                                       1,205         1,813
Inventories, net                                                                      10,071         8,386
Other current assets                                                                     980           885
                                                                                    --------      --------
Total current assets                                                                  64,222        65,822

Property and equipment, net                                                            2,678         2,462
Deferred tax assets                                                                    5,327         4,643

Prepaid licenses                                                                       1,595          --

Other assets                                                                             196           237
                                                                                    --------      --------
Total assets                                                                        $ 74,018      $ 73,164
                                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable                                                                    $  5,781      $  4,654
Accrued payroll and related expenses                                                   1,832         2,351
Accrued warranty costs                                                                 3,629         3,295
Income taxes payable                                                                   2,549         3,332
Restructuring reserve                                                                  1,689         1,043
Other accrued liabilities                                                              1,909         1,467
Current portion of long-term debt                                                        318            15
Deferred income                                                                        4,205         3,182
                                                                                    --------      --------
Total current liabilities                                                             21,912        19,339

Long-term portion of deferred income                                                   2,317         2,228
Long-term debt                                                                         2,815         3,034
                                                                                    --------      --------
Total long-term liabilities                                                            5,132         5,262

Commitments and contingencies                                                           --            --

Stockholders' equity:
Common stock, $.01 par value: 30,000,000 shares authorized
     11,783,736 and 11,501,241 shares issued and
     outstanding in 2001 and 2000, respectively                                          118           115
Treasury stock, at cost: 1,000,000 shares and 280,000
     shares in 2001 and 2000, respectively                                            (7,782)       (3,046)
Additional paid-in capital                                                            43,475        41,924
Accumulated earnings                                                                  13,244        10,717
Accumulated other comprehensive loss                                                  (2,081)       (1,147)
                                                                                    --------      --------
Total stockholders' equity                                                            46,974        48,563
                                                                                    --------      --------


Total liabilities and stockholders' equity                                          $ 74,018      $ 73,164
                                                                                    ========      ========


The accompanying notes are an integral part of the financial statements

                      CANDELA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED JUNE 30, 2001, JULY 1, 2000, AND JULY 3, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    2001          2000          1999
                                                    ----          ----          ----
Revenue:
      Lasers and other products                   $ 48,375      $ 60,340      $ 46,708
      Product related service                       12,498        11,320         8,801
      Skin care centers                              3,899         3,730         3,079
                                                  --------      --------      --------
           Total revenue                            64,772        75,390        58,588

Cost of sales:
      Lasers and other products                     21,208        22,703        18,623
      Product related service                        7,676         6,802         5,715
      Skin care centers                              2,412         2,377         2,125
                                                  --------      --------      --------
           Total cost of sales                      31,296        31,882        26,463
                                                  --------      --------      --------

Gross profit                                        33,476        43,508        32,125

Operating expenses:
      Research and development                       5,575         4,822         3,998
      Selling, general & administrative             24,076        21,669        17,891
      Restructuring charge                           1,113          --            --
                                                  --------      --------      --------
           Total operating expenses                 30,764        26,491        21,889
                                                  --------      --------      --------

Income from operations                               2,712        17,017        10,236

Other income (expense):
      Interest income                                1,652         1,427           115
      Interest expense                                (437)         (482)         (492)
      Other income (expense), net                       33           242            (3)
                                                  --------      --------      --------

           Total other income (expense)              1,248         1,187          (380)
                                                  --------      --------      --------

Income before income taxes                           3,960        18,204         9,856

Provision for income taxes                           1,433         3,641         2,365
                                                  --------      --------      --------
Net income                                        $  2,527      $ 14,563      $  7,491
                                                  ========      ========      ========

Basic earnings per share                          $   0.23      $   1.33      $   0.91
Diluted earnings per share                        $   0.22      $   1.19      $   0.82
Weighted average shares outstanding                 10,928        10,932         8,250
Adjusted weighted average shares outstanding        11,521        12,190         9,179


Net income                                        $  2,527      $ 14,563      $  7,491
Other comprehensive loss net of tax:

      Foreign currency translation adjustment         (598)         (318)          (14)
                                                  --------      --------      --------
Comprehensive income                              $  1,929      $ 14,245      $  7,477
                                                  ========      ========      ========


The accompanying notes are an integral part of the financial statements.

                      CANDELA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED JUNE 30, 2001, JULY 1, 2000, AND
                                  JULY 3, 1999
                                 (IN THOUSANDS)


                                                                                                                 ACCUMULATED
                                                         ADDITIONAL                              ACCUMULATED        OTHER
                                    COMMON STOCK          PAID-IN          TREASURY STOCK         EARNINGS      COMPREHENSIVE
                                 SHARES      AMOUNT       CAPITAL         SHARES      AMOUNT      (DEFICIT)         LOSS     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE JUNE 27, 1998            8,219      $     82      $ 17,380         --           --        $(11,337)     $  (730)    $ 5,395

Sale of common stock
  under stock plans                126             1           309                                                              310
Exercise of stock warrants           3                          10                                                               10
Issuance of stock warrants                                     836                                                              836
Net income                                                                                           7,491                    7,491
Currency translation
  adjustment                                                  --                                       --           (19)        (19)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE JULY 3, 1999             8,348            83        18,535         --           --          (3,846)        (749)     14,023

Sale of common stock
  under stock plans                693             7         1,856                                                            1,863
Exercise of stock warrants         210             2           788                                                              790
Secondary offering               2,250            23        19,101                                                           19,124
Treasury stock purchases                                                   (280)      (3,046)                                (3,046)
Disqualifying Dispositions
  of options                                                 1,644                                                            1,644
Net income                                                                                          14,563                   14,563
Currency translation
  adjustment                                                                                                       (398)       (398)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE JULY 1, 2000            11,501           115        41,924         (280)      (3,046)       10,717       (1,147)     48,563

Sale of common stock
  under stock plans                123             1           454                                                              455
Exercise of stock warrants         160             2         1,097                                                            1,099
Treasury stock purchases                                                   (720)      (4,736)                                (4,736)
Net income                                                                                           2,527                    2,527
Currency translation
  adjustment                                                                                                       (934)       (934)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 2001           11,784      $    118      $ 43,475       (1,000)     $(7,782)     $ 13,244      $(2,081)    $46,974


The accompanying notes are an integral part of the financial statements.

                      CANDELA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED JUNE 30, 2001, JULY 1, 2000, AND JULY 3, 1999
                                 (IN THOUSANDS)

                                                                   2001          2000          1999
                                                                   ----          ----          ----
Cash flows from operating activities:
Net income                                                       $  2,527      $ 14,563      $  7,491
Adjustments to reconcile net income to net cash provided by
   operating activities:
         Depreciation and amortization                                751           715           751
         Accretion of imputed interest on stock warrants               98            96            66
         Provision for bad debts                                       60           312           268
         Provision for restructuring charges                        1,113          --            --
         Provision for impairment of long-lived assets                640          --            --
         Provision for deferred taxes                                (683)       (3,542)       (1,100)
         Effect of exchange rate changes on income                   (110)         (190)           20
         Changes in assets and liabilities:
              Accounts receivable                                     713        (7,984)       (3,905)
              Notes receivable                                        414           629          (488)
              Inventories                                          (2,217)       (1,247)          362
              Other current assets                                    135            91          (762)
              Other assets                                         (1,624)         --              (4)
              Accounts payable                                      1,034           443           361
              Accrued payroll and related expenses                   (630)       (1,278)        2,415
              Deferred income                                       1,095         3,499            78
              Accrued warranty costs                                  334           793           488
              Income tax payable                                     (774)        1,646         2,849
              Accrued restructuring charges                          (467)         (476)         (289)
              Other accrued liabilities                               625           265           213
                                                                 --------      --------      --------
         Net cash provided by operating activities                  3,034         8,335         8,814

Cash flows from investing activities:
Purchase of property, plant and equipment                          (1,612)         (554)         (524)
Proceeds from sale of property, plant and equipment                  --            --             363
                                                                 --------      --------      --------
         Net cash used in investing activities                     (1,612)         (554)         (161)

Cash flows from financing activities:
Proceeds from issuance of common stock                              1,554        21,777           321
Repurchases of treasury stock                                      (4,736)       (3,046)         --
Borrowings from (repayment of) long-term debt                                       (78)        3,032
Payment of capital lease obligations                                  (14)         (574)         (638)
                                                                 --------      --------      --------
         Net cash provided by (used in) financing activities       (3,196)       18,079            15

Effect of exchange rate changes on cash and cash equivalents         (771)       (1,052)         (228)
                                                                 --------      --------      --------


Net increase (decrease) on cash and cash equivalents               (2,545)       24,808         8,440

Cash and cash equivalents, beginning of period                     34,863        10,055         1,615
                                                                 --------      --------      --------

Cash and cash equivalents, end of period                         $ 32,318      $ 34,863      $ 10,055
                                                                 ========      ========      ========

Cash paid during the year for:
         Interest                                                $    361      $    387      $    366
         Income taxes                                            $  2,287      $  3,099      $    615


Non- Cash Activity
         Capital lease financing                                 $   --        $   --        $     42

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

     The Company's fiscal year ends on the Saturday nearest June 30. The years ended June 30, 2001, July 1, 2000, and July 3, 1999 contain 52, 52 and 53 weeks, respectively.

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

     CASH AND CASH EQUIVALENTS

     The Company classifies investments purchased with a maturity at the date of acquisition of three months or less as cash equivalents. These are valued at cash plus accrued interest, which approximates market value. At June 30, 2001, and July 1, 2000, substantially all cash equivalents were invested in overnight Repurchase Agreements, U.S. Treasury Bills with a major bank, or commercial paper issued by a major bank. The Company had letters of credit outstanding at June 1, 2001, amounting to $2.1 million with expiration dates varying between July 1, 2001 and September 30, 2001.

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

     INVENTORIES

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

                                                                NUMBER OF YEARS

     Leasehold improvements and assets under capital lease          2 to 13
     Office furniture                                                 3
     Computers, software and other equipment                          5

     INCOME TAXES

     The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established as necessary to reduce deferred tax assets in the event that realization of the assets is considered unlikely.

     RESEARCH AND DEVELOPMENT EXPENSE

     Research and development costs are expensed as incurred.

     REPAIRS AND MAINTENANCE

     Repairs and maintenance costs are expensed as incurred.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising costs were $783,000, $782,000, and $604,000 for the years ending June 30, 2001, July 1,
2000, and July 3, 1999, respectively.

     FOREIGN CURRENCY TRANSLATION

     The activity of the Company's foreign subsidiaries is translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation of the Japanese, Spanish, German, and French subsidiary balance sheets are accumulated as a separate component of stockholders' equity. Net exchange gain or (loss) resulting from foreign currency transactions amounted to $111,000, $190,000 and ($20,000) for fiscal 2001, 2000 and 1999, respectively, and is included in other expense.

     FINANCIAL INSTRUMENTS

     The Company operates internationally, with sales offices, customers, and vendors in several countries outside of the United States. The Company may reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency forward contracts, a type of derivative financial instrument. These foreign currency forward contracts may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and does not anticipate nonperformance by any counter-party. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

     Effective July 2, 2000 we adopted the Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. Adoption of this new accounting standard had a negligible impact on our financial position and results of operations. At June 30, 2001, the Company held foreign currency forward contracts with notional values totaling approximately $5.7 million, which have maturities prior to October 4, 2001. These foreign currency forward contracts do not qualify for hedge accounting and therefore, are adjusted to fair value through income as a component of other income and expense and offset the change in fair value of the foreign currency intercompany receivables. The aggregate fair value of our forward foreign exchange contracts outstanding was $101,175 as of June 30, 2001. The net fair value is computed by subtracting the value of the contracts using the year-end exchange rate (the notional value) from the value of the forward contracts computed at the contracted exchange rates.

     The Company's financial instruments also include cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Excluding long-term debt, these financial instruments are carried at cost, which approximates fair value due to their relative short term to maturity. The fair value of the Company's long-term debt is estimated to be $1,614,545 using discounted cash flow analysis based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

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

     PRODUCT WARRANTY COSTS

     The length of the Company's warranty on end user sales of medical devices is generally one year on parts and labor except on our Vbeam(TM) system, which carries a standard three-year service contract. An extended warranty is also available for purchase on all of our systems. Distributor sales generally include a parts warranty only. Estimated future costs for initial product warranties are provided for at the time of sale.

     RESEARCH AND DEVELOPMENT EXPENSE

     Research and development costs are expensed as incurred.

     TREASURY STOCK

     The Board of Directors approved an open market stock repurchase program that enables the Company to purchase up to 1,250,000 shares of its common stock. The program is in effect until December 12, 2001, and may be suspended or discontinued by the Company at any time. All such purchases are transacted on the Nasdaq Stock Market at prevailing open market prices and are paid for with general corporate funds. Such purchases are accounted for at cost and held as treasury stock. As of June 30, 2001, the Company had repurchased 1,000,000 shares.

     COMPREHENSIVE INCOME

Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income consists of translation adjustments, which represent the effect of translating assets and liabilities of the Company's foreign subsidiaries.

     EARNINGS (LOSS) PER SHARE

(in thousands, except per share amounts)                        For the years ended:
                                                    --------------------------------------------
                                                    JUNE 30, 2001   JULY 1, 2000    JULY 3, 1999
                                                    -------------   ------------    ------------
NUMERATOR
Net Income                                            $ 2,527          $14,563          $7,491
                                                      =======          =======          ======

DENOMINATOR
BASIC EARNINGS PER SHARE
Weighted average share outstanding                     10,928           10,932           8,250
                                                      -------          -------          ------

Earnings per Share                                    $  0.23          $  1.33          $ 0.91
                                                      =======          =======          ======


DILUTED EARNINGS PER SHARE
Weighted average share outstanding                     10,928           10,932           8,250

Effect of dilutive securities:
Stock options                                             331              702             317
Stock warrants                                            262              556             612
                                                      -------          -------          ------

Adjusted weighted average shares outstanding           11,521           12,190           9,179
                                                      -------          -------          ------

Earnings per Share                                    $  0.22          $  1.19          $ 0.82
                                                      =======          =======          ======

     During the years ended June 30, 2001, July 1, 2000 and July 3, 1999, options and warrants to purchase 207,811, 157,500 and 6,884 shares of common stock, respectively, were not included in the computation of diluted earnings loss per share because they would have had an anti-dilutive effect.

     DIVIDENDS

     The Company currently intends to retain future earnings for use in its business and, therefore, does not expect to pay dividends in the foreseeable future.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has elected the disclosure-only alternative permitted under SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has disclosed herein pro forma net income and pro forma earnings per share using the fair value based method for fiscal 2001, 2000, and 1999.

     NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB 101 in the fourth quarter of fiscal year 2001 did not materially affect the Company's results of operations or financial position.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "BUSINESS COMBINATIONS". SFAS No. 141 revises the standards of business combinations by eliminating the use of the pooling-of-interests ("pooling") method and requiring that all business combinations be accounted for using the purchase method of accounting. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. The adoption of this statement had no impact on the Company's financial position and results of operations.

     In June 2001, the FASB issued SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". SFAS No. 142 revises the standards of accounting for goodwill and indefinite lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The accounting standards of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of this statement will have any impact on the earnings and financial position of the Company.

     UNCERTAINTIES

     The Company is subject to risks common to companies in the aesthetic laser industry, including (i) the Company's ability to successfully complete preclinical and clinical development and obtain timely regulatory approval and adequate patent and other proprietary rights protection of its products and services, (ii) the content and timing of decisions made by the Food & Drug Administration and other agencies regarding the procedures for which the Company's products may be approved, (iii) the ability of the Company to manufacture adequate supplies of its products for development and commercialization activities, (iv) the accuracy of the Company's estimates of the size and characteristics of markets to be addressed by the Company's products and services, (v) market acceptance of the Company's products and services, (vi) the Company's ability to obtain reimbursement for its products from third-party payers, where appropriate, and (vii) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors.

     The Company depends on a single vendor for Alexandrite rods used to manufacture the GentleLASE(R). This product accounts for a significant portion of our total revenues.

      RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the current year presentation.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                                  JUNE 30,        JULY 1,
                                                    2001           2000
                                                    ----           ----
Raw materials                                      $ 3,723       $ 2,750
Work in process                                        951           602
Finished goods                                       5,397         5,034
                                                   -------       -------
                                                   $10,071       $ 8,386
                                                   =======       =======

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                      JUNE 30,    JULY 1,
                                                        2001       2000
                                                        ----       ----
 Leasehold improvements                               $ 3,653    $ 2,268
 Office furniture                                         892        977
 Computers, software and other equipment                4,803      4,969
                                                      -------    -------
                                                        9,348      8,214
 Less accumulated depreciation and amortization        (6,670)    (5,752)
                                                      -------    -------
 Property and equipment, net                          $ 2,678    $ 2,462
                                                      =======    =======

4. DEFERRED INCOME

Deferred income consists of the following (in thousands):

                                                JUNE 30,       JULY 1,
                                                  2001          2000
                                                  ----          ----
 Service contract revenue                        $ 5,051       $ 4,269
 Gift certificate revenue                          1,107           730
 Customer deposits                                   247           270
 Other deferred sales revenue                        117           141
                                                 -------       -------
                                                   6,522         5,410
 Less current portion                              4,205         3,182
                                                 -------       -------
 Long term portion of deferred income            $ 2,317       $ 2,228
                                                 =======       =======

5.  DEBT AND LEASE OBLIGATIONS

     LINE OF CREDIT

     During fiscal 2000, the Company obtained a renewable $5,000,000 revolving credit agreement with a major bank with interest at the bank's base rate or LIBOR plus 225 basis points. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of June 30, 2001.

     SUBORDINATED NOTES

     On October 15, 1998, the Company issued eight-year, 9.75%, subordinated term notes ("Note Agreement") to three investors in the aggregate amount of $3.7 million, secured by the assets of the Company. The notes become due in October 2006, and require quarterly interest payments. The Company is required to make mandatory quarterly principal payments of $185,000, along with any unpaid interest, beginning on January 31, 2002. In addition, the Company issued warrants to purchase 550,000 shares of common stock to the note holders which have an exercise price of $4.00 per share and are exercisable through October 2006. The relative fair value ascribed to the warrants of $836,000 (measured as of the date of issuance) was estimated using a Black-Scholes model assuming a 4.5% risk free rate of return, an eight-year life of the warrant, a 72% volatility factor for an eight-year period and no dividend rate. The relative fair value of the warrants has been recorded as a component of Additional Paid-In Capital. The relative fair value of the debt was recorded as $2,864,000. In addition to the 9.75% stated interest rate, interest expense of an additional $836,000 will be accreted to debt using the interest method over the eight-year life of the debt to bring the value of that debt to its $3.7 million face value. At June 30, 2001, 465,000 warrants were outstanding. The Note Agreement also contains clauses that prohibit the Company from redeeming the notes earlier than November 1, 2001, except in certain circumstances. The Company is also subject to an early redemption premium amounting to 10% if paid in the first year following November 1, 2001. This premium decreases by 2% per year for the next two years following November 1, 2001 and allows for the Company to redeem the notes without penalty after November 1, 2004. The agreement contains restrictive covenants establishing maximum leverage, certain minimum ratios, and minimum levels of net income. As of June 30, 2001, the Company is in violation of minimum profitability levels, for which a waiver has been received for the fourth quarter.

     LONG-TERM DEBT

     The Company's long-term debt consists of the following (in thousands):

                                                               JUNE 30,  JULY 1,
                                                                 2001      2000
                                                                 ----      ----
Subordinated notes                                              $3,123    $3,025

Obligations under capital leases collateralized by the
related equipment interest from 5.8% to 12.31% per annum;
payments of principal and interest through March 2002               10        24
                                                                ------    ------
                                                                 3,133     3,049
Less current portion                                               318        15
                                                                ------     -----
Total long-term debt                                            $2,815    $3,034
                                                                ======    ======

    As of June 30, 2001, the Company's scheduled maturities under debt obligations are as follows (in thousands):

                Fiscal
                ------
                2002                                 $  380
                2003                                    740
                2004                                    740
                2005                                    740
                2006                                    740
                Thereafter                              370
                                                     ------
                Total obligations                     3,710
                Less: future accretion                 (577)
                                                     ------
                Long-term obligations                $3,133
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

     Future minimum lease payments under noncancellable operating leases with initial terms of one year or more consisted of the following at June 30, 2001:

                                                   (in thousands)
                     2002                             $  935
                     2003                                675
                     2004                                588
                     2005                                555
                     2006                                549
                     Thereafter                           20
                                                      ------
                     Total minimum lease payments     $3,322
                                                      ======

     Total rent expense was approximately $935,000, $912,000, and $769,000, for fiscal 2001, 2000, and 1999, respectively.

     6.  STOCKHOLDERS' EQUITY

     STOCK PLANS

     1990 CANDELA CORPORATION EMPLOYEE STOCK PURCHASE PLAN

     The 1990 Employee Stock Purchase Plan (the "Purchase Plan") provides for the sale of up to 750,000 shares of common stock to eligible employees. The shares are issued at the lesser of 85% of the average market price on the first or last day of semiannual periods. Substantially all full-time employees are eligible to participate in the Purchase Plan. At June 30, 2001 there were 453,619 shares available for sale.

     The following is a summary of shares issued under the Purchase Plan:

                                                         RANGE OF
                            SHARES                    PRICE PER SHARE
       1999                 31,802                     $1.67 - $3.33
       2000                 25,382                     $7.75 - $8.33
       2001                 30,885                         $4.75

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

     1990 AND 1993 CANDELA CORPORATION NON-EMPLOYEE DIRECTOR STOCK OPTION PLANS

     The 1990 and 1993 Non-Employee Director Stock Option Plans (the "Non-Employee Director Plans," collectively with the Stock Option Plans, the "Plans") provide for the issuance of options for the purchase of up to 90,000 and 120,000 shares of common stock, respectively. Under the Non-Employee Director Plans, each director who is neither an employee nor an officer receives a one-time grant of an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Under the 1990 and 1993 Non-Employee Director Plans, options become exercisable in equal amounts over a period of four and two years, respectively. Shares under the Non-Employee Director Plans expire four and ten years, respectively, after the date of grant and are nontransferable.

     The following is a summary of stock option activity under the Plans:

                                                                                      WEIGHTED AVG.
                                        NUMBER OF                                    EXERCISE PRICE
                                         SHARES           OPTION PRICE                PER SHARE

Balance at June 27, 1998                1,186,890                                      $2.4800
Granted                                   571,500        $2.29-      $5.63             $3.6533
Exercised                                (94,940)        $1.33-      $5.00             $2.4352
Canceled                                (189,843)        $2.13-      $5.17             $2.7977
                                        ---------

Balance at July 3, 1999                 1,473,607                                      $3.0470
Granted                                   172,500        $8.33-     $12.04            $10.1875
Exercised                               (635,294)        $1.00-      $5.63             $3.3127
Canceled                                (165,375)        $2.17-      $9.67             $5.9191
                                        --------

Balance at July 1, 2000                   845,438                                      $5.0869
Granted                                   473,161        $6.66-      $9.25             $7.9530
Exercised                               (125,101)        $2.13-      $5.63             $3.8752
Canceled                                 (78,099)        $2.17-     $12.04             $7.1044
                                        --------

Balance at June 30, 2001                1,115,399                                      $6.2190
                                        ========

Options available for grant at June 30, 2001                                           558,689
                                                                                       =======

     The following table summarizes information about stock options outstanding under the Plans as of June 30, 2001:

                               OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------   -------------------------------
                                                            WEIGHTED
                                                            AVERAGE          WEIGHTED                         WEIGHTED
              RANGE OF                                     REMAINING         AVERAGE                           AVERAGE
              EXERCISE                     NUMBER       CONTRACTUAL LIFE     EXERCISE             NUMBER      EXERCISE
               PRICES                   OUTSTANDING           (YRS)           PRICE            EXERCISABLE     PRICE
-----------------------------------------------------------------------------------   -------------------------------

      $1.8333-        $ 3.1667           236,190              4.61        $ 2.5103             212,134      $ 2.4928
       3.8333-          5.0000           223,336              6.62          4.3842             163,336        4.2804
       5.3333-          6.6560           104,062              8.76          6.1775              28,316        5.4706
       6.8440-          6.8440           274,000              9.32          6.8440              68,501        6.8440
       7.3750-         12.0420           277,811              8.85         10.2463             109,562       10.0856
                                       ---------                                               -------

      $1.8333-        $12.0420         1,115,399              7.61        $  6.219             581,849      $ 5.0815
                                       ---------                                               -------

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized for options granted to employees and directors of the Company. Had compensation expense for the Plans been determined based on the fair value at the grant date for awards under the Plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income and net income per share would have been reduced by $1.3 million or $.11 per share in 2001, $579,000, or $.05 per share in 2000, and $479,000 or $.08 per share in 1999. The weighted average fair value of the options granted under the Plans in 2001, 2000 and 1999, calculated using the Black-Scholes pricing model, was $4.39, $7.54 and $2.16 per share, respectively. The weighted average fair value of shares issued under the Purchase Plan for 2001, 2000 and 1999 calculated using the Black-Scholes pricing model, were $3.85, $4.87 and $.92 per share. The following assumptions were used in the Black-Scholes pricing model for options granted in 2001, 2000 and 1999, respectively:

                                                     2001    2000    1999
                                                     ----    ----    ----
       risk-free interest rate                       5.63%   6.61%   4.84%
       estimated volatility                            82%     82%     77%
       expected life for stock options (yrs)         3.55    4.06    3.80
       expected life for stock purchase plan (yrs)    .50     .50     .50
       expected dividends                            none    none     none


     CANDELA CORPORATION COMMON STOCK WARRANTS

     In connection with a litigation settlement in January 1991, the Company authorized warrants to purchase 300,000 shares of common stock (450,000 shares post-split) in March 1992. The exercise price for the warrants is $6.875 per share, which was not affected by the stock split. These warrants expired in November 2000.

     RESERVED SHARES

     The Company has reserved 1,737,153 shares of common stock for issuance under its Purchase, Stock Option, Non-Employee Director Plans and warrants.

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

7.  INCOME TAXES

         The components of income before income taxes and the related provision for income taxes consists of the following periods (in thousands):

                                                             FOR YEARS ENDED
                                                  ------------------------------------
                                                  JUNE 30,       JULY 1,       JULY 3,
                                                   2001           2000          1999
                                                   ----           ----          ----
Income before income taxes:
        Domestic                                 $  3,350      $ 16,559      $ 8,063
        Foreign                                       610         1,645        1,793
                                                 --------      --------      -------
                                                 $  3,960      $ 18,204      $ 9,856
                                                 ========      ========      =======
    Provision for income taxes:
      Current provision:
        Federal                                  $  1,280      $  5,341      $ 1,890
        State                                         336           707          635
        Foreign                                       501         1,136          940
                                                 --------      --------      -------
    Total current provision for income taxes        2,117         7,184        3,465
      Deferred provision:
        Federal                                      (684)       (3,543)      (1,100)
                                                 --------      --------      -------
    Total provision for income taxes             $  1,433      $  3,641      $ 2,365
                                                 ========      ========      =======

         The components of the Company's deferred tax assets consist of the following (in thousands):

                                                        JUNE 30,    JULY 1,
                                                          2001       2000
                                                          ----       ----
                      Warranty reserve                   $2,336     $2,237
                      Inventory valuation reserves          670        599
                      Restructuring reserve                 669        412
                      Deferred revenue                      470        344
                      State tax credit carryforwards        321        321
                      Bad debt reserve                      319        391
                      Pre-opening expense                   257        256
                      Other                                 285         83
                                                         ------     ------
                      Deferred tax assets                $5,327     $4,643
                                                         ======     ======

         A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

                                                       JUNE 30,   JULY 1,   JULY 3,
                                                        2001       2000      1999
                                                        ----       ----      ----
             Statutory rate                              34%       35%       34%
             State income taxes                           4         4         4
             Differences between foreign and
                U.S. tax rates                            8         2         3
             Utilization of research and
                experimentation credit                   (4)       (4)      (11)
             Benefit from foreign sales corporation      (4)       (1)       (1)
             Utilization of deferred tax assets         --        (17)       (2)
             Unbenefitted losses                        --        --         (6)

             Other                                       (2)        1         3
                                                        ---       ---       ---
             Effective tax rate                          36%       20%       24%
                                                        ===       ===       ===

     As of July 3, 1999 the Company had approximately $3.1 million of valuation allowance relating to a deferred tax asset resulting principally from U.S. tax losses, research and development tax credits, and timing differences relating to U.S. assets and liabilities. Income tax expense for the year ended July 1, 2000 was reduced by approximately $3.1 million through a reduction in the valuation allowance. As of June 30, 2001, the Company has no valuation allowance against the deferred tax asset. In accounting for the deferred tax asset, the Company had relied on historic data to determine the necessity of providing a valuation allowance for this asset. Under the requirements of SFAS No. 109, "Accounting for Income Taxes", Candela believed it more likely than not that the deferred tax asset would be fully utilized against future income taxes. At June 30, 2001, the Company had available research and development tax credits for state income tax purposes of approximately $321,000, which will begin expiring in fiscal year 2006.

8. SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

     The Company operates principally in two industry segments; the design, manufacture, sale, and service of medical devices and related equipment, and the performance of services in the skin care/health spa industry.

     GEOGRAPHIC DATA

     Geographic information for fiscal 2001 and fiscal 2000 is as follows (in thousands):

Revenue:                                                2001          2000          1999
                                                    --------      --------      --------
   United States                                    $ 40,947      $ 47,482      $ 39,403
   Intercompany                                       14,699        17,690        14,374
                                                    --------      --------      --------
                                                      55,646        65,172        53,777
   Europe                                              7,961         8,010         6,059
   Japan                                              15,864        19,898        13,126
                                                    --------      --------      --------
                                                      79,471        93,080        72,962
   Elimination                                       (14,699)      (17,690)      (14,374)
                                                    --------      --------      --------
        Consolidated total                          $ 64,772      $ 75,390      $ 58,588
                                                    ========      ========      ========

Income (loss) from operations:
   United States                                    $  1,550      $ 16,034      $  9,381
   Europe                                               (290)         (782)          404
   Japan                                                 982         1,709         1,411
   Elimination                                           470            56          (960)
                                                    --------      --------      --------
        Consolidated total                          $  2,712      $ 17,017      $ 10,236
                                                    ========      ========      ========

Geographic identification of long-lived assets:
   United States                                    $  2,623      $  7,291      $  3,975
   Europe                                                 55            51            43
   Japan                                                --            --            --
                                                    --------      --------      --------
        Consolidated total                          $  2,678      $  7,342      $  4,018
                                                    ========      ========      ========
     LINE OF BUSINESS DATA

Revenue:                                                2001          2000          1999
                                                    --------      --------      --------
   Product sales and service                        $ 60,873      $ 71,660      $ 55,509
   Skin care/health spa services                       3,899         3,730         3,079
                                                    --------      --------      --------
   Total Revenue                                    $ 64,772      $ 75,390      $ 58,588
                                                    ========      ========      ========


Income from operations:

   Product sales and service                        $  5,350      $ 17,647      $ 11,321
   Skin care/health spa services                      (2,638)         (630)       (1,085)
                                                    --------      --------      --------
   Total income from operations                     $  2,712      $ 17,017      $ 10,236
                                                    ========      ========      ========

Interest income (expense):                              2001          2000          1999
                                                    --------      --------      --------
   Product sales and service                        $  1,246      $  1,194      $   (315)
   Skin care/health spa services                           2            (7)          (65)
                                                    --------      --------      --------
   Total interest income (expense)                  $  1,248      $  1,187      $   (380)
                                                    ========      ========      ========



Depreciation and amortization:
   Product sales and service                        $    332      $    331      $    520
   Skin care/health spa services                       1,059           384           221
                                                    --------      --------      --------
   Total depreciation and amortization              $  1,391      $    715      $    741
                                                    ========      ========      ========

Capital expenditures:
   Product sales and service                        $  1,120      $    336      $    566
   Skin care/health spa services                          23           218          --
                                                    --------      --------      --------
   Total capital expenditures                       $  1,143      $    554      $    566
                                                    ========      ========      ========

Total assets (net of intercompany accounts):
   Product sales and service                        $ 72,718      $ 71,151      $ 34,250
   Skin care/health spa services                       1,300         2,013         2,201
                                                    --------      --------      --------
   Total assets                                     $ 74,018      $ 73,164      $ 36,451
                                                    ========      ========      ========

     United States revenue includes export sales to unaffiliated companies located principally in Western Europe, the Middle East, and in the Asia-Pacific region, which approximated $12,252,000, $11,781,000 and $11,218,000 for fiscal 2001, 2000 and 1999, respectively. One customer, a domestic distributor, accounted for 11% of net revenue and 12% of gross receivables as of June 30, 2001 in comparison to 13% of net revenue and 22.2% of gross receivables as of July 1, 2000.

9. EMPLOYEE BENEFIT PLANS

     The Company offers a savings plan which allows eligible U.S. employees to make tax-deferred contributions, a portion of which are matched by the Company. Company contributions vest ratably with three years of employment and amounted to $173,000, $168,000 and $102,000, in fiscal 2001, 2000 and 1999, respectively.

10. RESTRUCTURING COSTS AND OTHER CHARGES

During the second quarter ended December 27, 1997, the Company recorded a restructuring charge against income in the amount of $2,609,000. This charge represented the anticipated costs, less assumed future sublease payments, associated with closing the Scottsdale, Arizona, LaserSpa(TM), including costs of maintaining the facility, reserve for leasehold improvements and fixed assets (carrying value before reserve of $1,123,000), and a reserve against loss upon liquidation of the equipment at the site. During the three months ended June 30, 2001, the Company recorded an additional restructuring charge of $1,113,000 as no sublessee was located for the facility. The 2001 charge represents the estimated future lease and maintenance costs expected to be incurred through the end of the lease in 2006. Charges against the reserve for the years ended June 30, 2001 and July 1, 2000 total $467,000 and $476,000, respectively, leaving a reserve balance of $1,689,000 at June 30, 2001. Candela continues to pursue a sublease of the Scottsdale facility.

     During the quarter ended June 30, 2001, the Company determined that impairment indicators existed relating to its skin care/health spa services. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," the Company evaluated the recoverability of its spa-related long-lived assets, principally leasehold improvements. The Company determined that the estimated future undiscounted cash flows were below the carrying value of the spa-related long-lived assets at June 30, 2001. Accordingly, the Company has charged off all remaining undepreciated long-lived spa-related assets of $640,000. The estimated fair value was based on anticipated future cash flows discounted at a rate of 9.5%, which is commensurate with the risk involved.

                          SCOTTSDALE SCOTTSDALE  SCOTTSDALE
                          PAYROLL &    FIXED      FACILITY  SCOTTSDALE
                          SEVERANCE   ASSETS       COSTS      TOTAL

BALANCE @ 6/27/1998        $ 285      $ 984      $ 726      $ 1,995

 Cash Charges                (75)      --         (214)        (289)
 Non - Cash Charges         --         (187)      --           (187)
                           -----      -----      -----      -------

BALANCE @ 6/27/1999          210        797        512        1,519

 Cash Charges                (65)      --         (206)        (271)
 Non - Cash Charges         --         (205)      --           (205)
                           -----      -----      -----      -------

BALANCE @ 7/1/2000           145        592        306        1,043

 Restructuring Reserve       113        447        553        1,113
 Cash Charges                (80)      --         (189)        (269)
 Non - Cash Charges         --         (198)      --           (198)
                           -----      -----      -----      -------

BALANCE @ 6/30/2001        $ 178      $ 841      $ 670      $ 1,689
                           =====      =====      =====      =======

     As of June 30, 2001, the payroll and severance costs will be paid through December, 2003 and the facility lease expires in 2006.

11. LEGAL PROCEEDINGS.

    On August 11, 2000, the Company reported that it had reached a settlement of legal disputes with the Regents of the University of California ("Regents") and New Star Technology Inc. ("New Star") relating to the Dynamic Cooling Device ("DCD") technology licensed by Candela from the Regents, and that the parties continued their negotiations of a definitive settlement agreement and amended and restated license agreement. The terms of the settlement agreement call for an exclusivity fee in the amount of approximately $1.7 million, which was prepaid in full. for the estimated life of the patent,. This amount will be amortized over the estimated life of the patent of ten years, in addition to royalty payments made to the Regents for the exclusive rights to the DCD.


    From time to time, we are a party to various legal proceedings incidental to our business. We believe that none of the presently pending legal proceedings will have a material adverse effect upon our financial position, results of operations, or liquidity.


12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED).

                                                    QUARTER
2000                                FIRST     SECOND       THIRD       FOURTH
------------------------------------------------------------------------------------

Revenues                           $ 16,040   $ 17,779   $ 19,207     $ 22,364
Gross profit                          9,141     10,107     11,422       12,837
Net Income                            2,714      3,246      3,657        4,946
Earning per common share
   Basic earnings per share        $   0.26   $   0.30   $   0.33     $   0.44
   Diluted earnings per share      $   0.23   $   0.27   $   0.30     $   0.40

                                                        QUARTER
2001                                    FIRST      SECOND      THIRD       FOURTH
------------------------------------------------------------------------------------

Revenues                               $ 13,111   $ 14,689    $ 18,796     $ 18,177
Gross profit                              6,624      7,762       9,432        9,658
Net income (loss)                           169        848       1,554          (44)
Earnings per common share
 Basic earnings per share              $   0.02   $   0.08    $   0.14     $   0.00
 Diluted earnings per share            $   0.01   $   0.07    $   0.14     $   0.00

     During the quarter ended June 30, 2001, an additional restructuring charge of $1.1 million was recorded resulting from the change in estimate of future sublease payments regarding the skin care center located in Scottsdale, Arizona.

   An impairment of assets charge of $640,000 was recorded for the long-lived assets, principally, leasehold improvements, located at the skin care center located in Boston, Massachusetts.

                                   SCHEDULE II

                               CANDELA CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED JUNE 30, 2001, JULY 1, 2000 AND JULY 3, 1999

                                       COLUMN A            COLUMN B         COLUMN C          COLUMN D
                                       Balance at         Additions        Deductions       Balance at
                                       Beginning          Charged to         from             End of
       Description                     of Period            Income          Reserves          Period
       ------------------------------------------------------------------------------------------------

       Reserves deducted from assets to which they apply (in thousands):

       Allowance for doubtful accounts:

        Year ended June 30, 2001          $1,207             $   60           $366             $  901
                                          ======             ======           ====             ======

        Year ended July 1, 2000           $  998             $  312           $103             $1,207
                                          ======             ======           ====             ======

        Year ended July 3, 1999           $1,038             $  268           $308             $  998
                                          ======             ======           ====             ======

                             EXHIBIT INDEX


21            Subsidiaries of the Company

23.1          Consent of PricewaterhouseCoopers LLP,
              Independent Accountants

23.2          Consent of Ernst & Young LLP,
              Independent Auditors