Form 10-Q
period 2001-09-29
CANDELA CORP /DE/
filed 2001-11-13
CIK 793279

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2001.

Commission file number 0-14742

CANDELA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2477008 (IRS Employer Identification No.)
530 Boston Post Road, Wayland, Massachusetts (Address of principal executive offices)	01778 (Zip code)

Registrant's telephone number, including area code: (508) 358-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2001
Common Stock, $.01 par value	10,886,842

CANDELA CORPORATION
Index

			Page(s)
Part I.	Financial Information:
	Item 1.	Unaudited Condensed Consolidated Balance Sheets as of September 29, 2001 and June 30, 2001	3
		Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month periods ended September 29, 2001 and September 30, 2000	4
		Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended September 29, 2001 and September 30, 2000	5
		Notes to Unaudited Condensed Consolidated Financial Statements	6-9
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12
		Cautionary Statements	13
	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	14
Part II.	Other Information:
	Item 1.	Legal proceedings	15
	Item 6.	Exhibits and Reports on Form 8-K	15

Part I. Financial Information

Item 1—Financial Statements

CANDELA CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

Assets	September 29, 2001	June 30, 2001
Current assets:
Cash and cash equivalents	$29,220	$32,318
Accounts receivable, net	16,753	19,648
Notes receivable	790	1,205
Inventories	11,220	10,071
Other current assets	813	980

Total current assets	58,796	64,222

Property and equipment, net	2,998	2,678
Deferred tax assets	5,306	5,327
Prepaid licenses	1,537	1,595
Other assets	196	196

Total assets	$68,833	$74,018

Liabilities and Stockholders' Equity
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,036	$5,781
Accrued payroll and related expenses	1,582	1,832
Accrued warranty costs	3,810	3,629
Income taxes payable	1,791	2,549
Restructuring reserve	1,590	1,689
Other accrued liabilities	1,622	1,909
Current portion of long-term debt	499	318
Deferred income	4,197	4,205

Total current liabilities	19,127	21,912

Long-term portion of deferred revenue	1,766	2,317

Long-term debt	2,655	2,815

Commitments and contingencies	—	—

Stockholders' equity:
Common stock	118	118
Additional paid-in capital	43,625	43,475
Accumulated earnings	12,013	13,244
Treasury stock, at cost	(8,804)	(7,782)
Accumulated other comprehensive loss	(1,667)	(2,081)

Total stockholders' equity	45,285	46,974

Total liabilities and stockholders' equity	$68,833	$74,018

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(unaudited)

	For the three months ended
	September 29, 2001	September 30, 2000
Revenue:
Lasers and other products	$6,860	$9,425
Product related service	2,826	2,788
Skin care center	694	898

Total revenue	10,380	13,111
Cost of revenue:
Lasers and other products	2,940	4,143
Product related service	2,141	1,809
Skin care center	550	535

Total cost of revenue	5,631	6,487

Gross profit	4,749	6,624
Operating expenses:
Selling, general, and administrative	5,703	5,035
Research and development	1,012	1,415

Total operating expenses	6,715	6,450

Income (loss) from operations	(1,966)	174
Other income (expense):
Interest income	240	365
Interest expense	(119)	(130)
Other, net	(37)	(128)

Total other income	84	107

Income (loss) before income taxes	(1,882)	281
Provision (benefit) for income taxes	(651)	112

Net income (loss)	$(1,231)	$169

Basic earnings (loss) per share	$(0.11)	$.02
Diluted earnings (loss) per share	$(0.11)	$.01

Weighted average shares outstanding	10,766	11,192
Adjusted weighted average shares outstanding	10,766	12,050

Net income (loss)	$(1,231)	$169
Other comprehensive income net of tax:
Foreign currency translation adjustment	268	86

Comprehensive income (loss)	$(963)	$255

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended:
	September 29, 2001	September 30, 2000
Cash flows from operating activities:
Net income (loss)	$(1,231)	$169
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	126	196
Provision for bad debts	25	157
Accretion of debt	22	24
Effect of exchange rate changes on foreign currency denominated assets and liabilities	(327)	226
Changes in operating assets and liabilities:
Accounts receivable	3,005	5,513
Notes receivable	365	(15)
Inventories	(1,042)	(1,740)
Other current assets	136	262
Other assets	53	9
Accounts payable	(2,247)	(1,038)
Accrued payroll and related expenses	(255)	(924)
Deferred income	(15)	498
Accrued warranty costs	188	(357)
Income taxes payable	(602)	(1,145)
Accrued restructuring charges	(99)	(92)
Long-term portion of deferred revenue	564	—
Other accrued liabilities	(196)	(195)

Net cash provided by (used for) operating activities	2,658	1,548

Cash flows from investing activities:
Purchases of property and equipment	(443)	(66)

Net cash used for investing activities	(443)	(66)

Cash flows from financing activities:
Net borrowings from line of credit	181	—
Tax benefit of non-qualified stock options	142	—
Purchases of treasury stock	(1,023)	—
Principal payments of long-term debt	(185)	21
Proceeds from the issuance of common stock	8	306

Net cash provided by (used for) financing activities	(880)	(137)

Effect of exchange rate changes on cash and cash equivalents	844	89

Net increase (decrease) in cash and cash equivalents	(3,098)	1,672

Cash and cash equivalents at beginning of period	32,318	34,863

Cash and cash equivalents at end of period	$29,220	$36,535

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the "Company") for fiscal 2001, which should be read in conjunction with these financial statements. The financial information included herein is unaudited, with the exception of the condensed consolidated balance sheet as of June 30, 2001, which was derived from the audited consolidated balance sheet dated June 30, 2001. However, in the opinion of management, the statements include all necessary adjustments for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company's Annual Report on Form 10-K. The results for the three month period ended September 29, 2001 are not necessarily indicative of the results to be expected for the full year.

2. New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations". SFAS No. 141 revises the standards of business combinations by eliminating the use of the pooling-of-interests method and requiring that all business combinations be accounted for using the purchase method of accounting. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. The adoption of this statement had no impact on the Company's financial position and results of operations.

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

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 address financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect SFAS 143 will have on its financial position, results of operations, or cash flows.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 by requiring one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position, results of operations, or cash flows.

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

	For the three months ended:
	September 29, 2001	September 30, 2000
Numerator
Net income (loss)	$(1,231)	$169

Denominator
Basic Earnings per Share
Weighted average shares outstanding	10,766	11,192

Earnings (loss) per share	$(0.11)	$.02

Diluted Earnings per Share
Weighted average shares outstanding	10,766	11,192
Effect of dilutive securities:
Stock options	—	431
Stock warrants	—	427

Adjusted weighted average shares outstanding	10,766	12,050

Earnings (loss) per share	$(0.11)	$0.01

    During the three month periods ended September 29, 2001, and September 30, 2000, there were 757,411 and 141,000 options, respectively, to purchase shares of common stock that were excluded from the calculation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

4. Inventories

    Inventories consist of the following (in thousands):

	September 29, 2001	June 30, 2001
Raw materials	$4,258	$3,723
Work in process	660	951
Finished goods	6,302	5,397

	$11,220	$10,071

5. Restructuring Charges

    During the quarters ended December 27, 1997 and June 30, 2001, the Company recorded combined restructuring charges of $3,721,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. During the quarter ended June 30, 2001, the Company determined that impairment indicators existed relating to its skin care/health spa services. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," the Company wrote off all remaining undepreciated long-lived spa-related assets of $640,000.

    The following table reflects the restructuring charges incurred in the most recent quarter (in thousands):

	Payroll and Severance	Leasehold Improvements and Fixed Assets	Facility Costs	Total
Balance at June 30, 2001	$178	$841	$670	$1,689
Cash charges	(12)		(38)	(50)
Non-cash charges		(49)		(49)

Balance at September 29, 2001	$166	$792	$632	$1,590

    For the three month period ended September 29, 2001, a total of $99,000 was charged against this reserve, representing costs associated with the Scottsdale facility. Subsequent to September 29, 2001, the Company secured a sublease for the Scottsdale facility. Per the sublease agreement, the sublessor will pay all costs associated with the facility through the end of the lease term ending June 2006. As an incentive to the sublessor, the Company agreed to pay eight months of rent during the life of the sublease and for certain other facility improvements up to a specified amount. The sublessee will commence making payments to the landlord in April 2002.

6. Debt

    In 1998, the Company issued eight-year, 9.75% subordinated term notes ("Note Agreement") to three investors in the aggregate amount of $3.7 million, secured by the assets of the Company. The notes become due in October 2006, and require quarterly interest payments. The Company is required to make mandatory quarterly principal payments of $185,000, along with any unpaid interest, beginning on January 31, 2002. The Note Agreement also contains restrictive covenants establishing maximum leverage, certain minimum ratios, and minimum levels of net income. As of the quarter ended September 29, 2001, the Company was in violation of minimum profitability levels, for which a waiver has been received for such quarter.

7. Income Taxes

    The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. The provision for income taxes for the three months ended September 29, 2001, includes a tax provision calculated for income generated in Japan, France and Spain using rates in excess of the U.S. statutory rate. The Company has recorded a 35% tax benefit for the period ended September 29, 2001, in comparison to the three month period ended September 20,

2000, in which the Company recorded a 40% tax rate. The Company expects a tax benefit for U.S. tax purposes based on its ability to file a net operating loss carryback claim for current year losses.

8. Segment Information

    We operate principally in two industry segments: the design, manufacture, sale, and service of medical devices and related equipment; and the performance of services in the skin care/health spa industry.

	For the three months ended
Line of Business Data (000)	September 29, 2001	September 30, 2000
Revenue:
Product sales and service	$9,686	$12,213
Skin care/health spa services	694	898

Total revenue	$10,380	$13,111

Income (loss) from operations:
Product sales and service	$(1,519)	$312
Skin care/health spa services	(447)	(138)

Total income (loss) from operations	$(1,966)	$174

	As of September 29, 2001	As of June 30, 2001
Total Assets (net of intercompany accounts):
Product sales and service	$67,482	$72,218
Skin care/health spa services	1,351	1,300

Total assets	$68,833	$74,018

9. Legal Proceedings

    From time to time, we are a party to various legal proceedings incidental to our business. We believe that none of the legal proceedings which are presently pending will have a material adverse effect upon our financial position, results of operations, or liquidity. Need to talk about PSS situation.

CANDELA CORPORATION

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    We research, develop, manufacture, market and service lasers used to perform aesthetic and cosmetic procedures. We sell our lasers principally to medical practitioners. We market our products directly and through a network of distributors to end-users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists and general and vascular surgeons. We derive our revenue from: the sales of lasers and other products; the provision of product-related services; and the operations of our remaining skin care center. Over half of our revenue in recent periods has come from international sales.

Results of Operations

    Revenue.  Revenue source by geography is reflected in the following table:

(unaudited)	September 29, 2001		September 30, 2000		Change
US revenue	$3,572	34%	$6,387	49%	$(2,815)	(44)%
Foreign revenue	6,808	66%	6,724	51%	84	01%

Total revenue	$10,380	100%	$13,111	100%	$(2,731)	(21)%

    Revenue fell over the three month period ended September 29, 2001, compared to the three month period ended September 30, 2000, due in part to a significant decrease in orders from a key North American distributor. We have taken steps to terminate our distributor agreement with this key distributor which previously accounted for greater than 10% of our total revenue in fiscal 2001 and 2000, and also in the quarter ended September 30, 2000. The termination of this relationship may result in reduced product sales in current and future periods. We will also incur expense to add direct sales personnel to replace the sales channel provided by this distributor.

    Foreign revenue increased slightly compared to the same period a year earlier. This increase resulted primarily from an increased sales effort in the European market.

    It is not clear to what extent the events of September 11, 2001 impacted purchasing decisions by physicians at the end of the quarter when a number of our sales typically occur.

    Revenue source by type is reflected in the following table:

(unaudited)	September 29, 2001		September 30, 2000		Change
Lasers and other products	$6,860	66%	$9,425	72%	$(2,565)	(27)%
Product related service	2,826	27%	2,788	21%	38	1%
Skin care centers	694	7%	898	7%	(204)	(23)%

Total revenue	$10,380	100%	$13,111	100%	$(2,731)	(21)%

    The decrease in laser product revenue for the three month period ended September 29, 2001, compared to the three month period ended September 30, 2000, resulted from a decrease in the sales volume of our GentleLase™ and AlexLazr™ product lines. Product related service revenue did not significantly change during the quarter. Skin care center revenue decreased primarily due to a decrease in the sale of accessories and treatments.

    Gross Profit.  Gross profit decreased to $4,749,000 or 46% of revenues for the three month period ended September 29, 2001, compared to gross profit of $6,624,000 or 51% for the same period one year earlier. This decrease in gross profit results principally from a lower volume of shipments of GentleLase™ systems.

    Selling, General and Administrative Expense.  Selling, general and administrative expenses increased from $5,035,000 in the three month period September 30, 2000, to $5,703,000 for the three month period ending September 29, 2001. As a percentage of revenue, selling, general and administrative expenses increased to 55% of revenues in comparison to 38% of revenues in the year prior. Startup costs for a new Japanese office and consulting fees to explore new ventures account for the increase in selling, general, and administrative costs over the same period a year earlier.

    Research and Development Expense.  Research and development spending decreased to $1,012,000 for the three months ended September 29, 2001, compared to $1,415,000 for the same period one year earlier. As a percentage of sales, research and development spending remained constant at 10%.

    Restructuring Charge.  During the quarters ended December 27, 1997 and June 30, 2001, a combined restructuring charge was recorded and a reserve established in the amount of $3,721,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. During the quarter ended June 30, 2001, the Company determined that impairment indicators existed relating to its skin care/health spa services. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," the Company wrote off all remaining undepreciated long-lived spa-related assets of $640,000.

    For the three month period ended September 29, 2001, a total of $99,000 was charged against this reserve, representing costs associated with the Scottsdale facility. Subsequent to September 29, 2001, the Company secured a sublease for the Scottsdale facility. Per the sublease agreement, the sublessor will pay all costs associated with the facility through the end of the lease term ending June 2006. As an incentive to the sublessor, the Company agreed to pay eight months of rent during the life of the sublease and for certain other facility improvements up to a specified amount. The sublessee will commence making payments to the landlord in April 2002.

    Other Income/Expense.  Net other income was $84,000 in income for the three months ended September 29, 2001, compared to income of $107,000 for the three months ended September 30, 2000. This decrease in other income resulted primarily from lower interest income as compared to same period a year earlier.

    Income Taxes.  The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. The provision for income taxes for the three months ended September 29, 2001, includes a tax provision calculated for income generated in Japan, France and Spain using rates in excess of the U.S. statutory rate. The Company has recorded a 35% tax benefit for the period ended September 30, 2001, in comparison to the three month period ended September 20, 2000, in which the Company recorded a 40% tax rate. The Company expects a tax benefit for U.S. tax purposes based on its ability to file a net operating loss carryback claim for current year losses.

Liquidity and Capital Resources

    Cash used by operating activities amounted to $2,658,000 for the three months ended September 29, 2001, in comparison to cash provided by operating activities in the amount of $1,322,000 for the same period a year earlier. This decrease in cash reflects a net loss and an increase in inventories, other current assets and a decrease in accounts payable. Cash used by investing activities totaled $443,000 for the three months ended September 29, 2001, compared to an outflow of $66,000 for the same period in the prior year. This change reflects more cash used to support the Oracle software implementation. Cash used for financing activities amounted to $877,000 in comparison to cash provided from financing activities of $327,000 for the same period a year earlier. The change in cash used for financing primarily reflects the repurchase of stock by the corporation in the period ended September 29, 2001. The change in additional paid in capital results from a tax benefit of disqualifying dispositions from the fiscal year ended June 30, 2001.

    In connection with out outstanding issuance of our eight-year, 9.75% subordinated notes, a total of $285,000 has been accreted to the notes through September 29, 2001, resulting in a long-term liability balance of $2.6 million and a short-term liability balance of $499,000 at quarter end. A total of $25,105 of interest expense has been recorded in the three month period ended September 29, 2001.

    We believe that cash balances will be sufficient to meet anticipated cash requirements for the next twelve months. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, when such becomes required.

Accounting Pronouncements

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

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 address financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect SFAS 143 will have on its financial position, results of operations, or cash flows.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 by requiring one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The

Company has not yet determined the effect SFAS 144 will have on its financial position, results of operations, or cash flows.

Cautionary Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements concerning the future of the industry, product development, business strategy (including the possibility of future acquisitions), anticipated operational and capital expenditure levels, continued acceptance and growth of our products, and dependence on significant customers and suppliers. This Quarterly Report on Form 10-Q contains forward-looking statements that we have made based on our current expectations, estimates and projections about our industry, operations, and prospects, not historical facts. We have made these forward-looking statements pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "anticipate," "estimate," "intend", "continue" or other similar expressions. These statements discuss future expectations, and may contain projections of results of operations or of financial condition or state other forward-looking information. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Cautionary Statements" in our annual report filed on Form 10-K dated June 30, 2001, as well as other risks and uncertainties referenced in this Quarterly Report. These risks include, but are not limited to, the following:

  •
  Because we derive more than half of our revenue from international sales, we are susceptible to currency fluctuations, negative economic changes taking place in foreign marketplaces, and other risks associated with conducting business overseas.

  •
  The failure to obtain alexandrite rods for the GentleLASE™ and ALEXlazr™ from our sole supplier would impair our ability to manufacture and sell these laser systems, which accounted for a substantial portion of our revenue in recent periods.

  •
  We have taken steps to terminate our distributor agreement with Physician Sales & Service, Inc. which previously accounted for in excess of 10% of our net revenue in fiscal years 2001 and 2000. The termination of this relationship may result in reduced product sales in current and future periods. We also will incur expenses to add direct sales personnel to substitute for the sales channels provided by such distributor.

  •
  The cost of closing our remaining skin care center may be higher than management has estimated to date, and higher actual costs would negatively impact our operating results.

  •
  Our failure to respond to rapid changes in technology and intense competition in the laser industry could make our lasers obsolete.

  •
  Like other companies in our industry, we are subject to a regulatory review process and our failure to receive necessary government clearances or approvals could affect our ability to sell our products and remain competitive.

  •
  We have modified some of our products without FDA clearance. The FDA could retroactively decide the modifications were improper and require us to cease marketing and/or recall the modified products.

  •
  Achieving complete compliance with FDA regulations is difficult, and if we fail to comply, we could be subject to FDA enforcement action.

  •
  Claims by others that our products infringe their patents or other intellectual property rights, or that the patents which we own or have licensed rights to are invalid, could prevent us from manufacturing and selling some of our products or require us to incur substantial costs from litigation or development of non-infringing technology.

  •
  We could incur substantial costs as a result of product liability claims.

  •
  We may be unable to attract and retain management and other personnel we need to succeed.

  •
  Our failure to manage acquisitions and joint ventures effectively may divert management attention from our core business and cause us to incur additional debt, liabilities or costs.

  •
  The aftermath of the events of September 11, 2001 may cause our customer base to defer making significant purchases of capital equipment, and our business would be adversely impacted by such a trend.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

    At September 29, 2001, the Company's cash and debt are exposed to interest rate risk. We are exposed to foreign currency risk due to accounts receivable from our foreign subsidiaries.

    We have cash equivalents that primarily consist of commercial paper, overnight repurchase agreements and money market accounts. We believe that any near term changes in interest rates will be immaterial to any potential losses in future earnings, cash flow and fair values.

    We currently have long-term debt with a face value of $2.6 million with the interest rate fixed at the time of issuance. The long-term debt becomes due in October 2006. We believe that any near term changes in interest rates will be immaterial to any potential losses in future earnings, cash flow and fair values.

    At September 29, 2001, the Company holds foreign currency contracts with notional values totaling $3,646,922 for the delivery of 177,214,399 Japanese Yen, 269,664 German Marks, 3,087,818 French Francs, and 1,896,799 Euros. These contracts have maturities prior to December 27, 2001. The carrying and net fair value of these contracts was $(397,529) at September 29, 2001. We believe that any near term changes in currency rates will be immaterial to any potential losses in future earnings, cash flow and fair values because any adjustments to fair value offset the change in the fair value of the foreign currency intercompany receivables.

CANDELA CORPORATION

Part II Other Information

Item 1—Legal Proceedings

    From time to time, we are a party to various legal proceedings incidental to our business. We believe that none of the legal proceedings which are presently pending will have a material adverse effect upon our financial position, results of operations, or liquidity. Need to discuss PSS

Item 6—Exhibits and Reports on Form 8-K

    (a) Exhibits

      None.

    (b) Reports on Form 8-K

  A Form 8-K was filed on October 5, 2001 announcing the intention to terminate a distribution agreement.

  A Form 8-K was filed on October 10, 2001 announcing an extension of an open market repurchase program.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDELA CORPORATION
Registrant
Date: November 13, 2001	/s/ GERARD E. PUORRO Gerard E. Puorro (President and Chief Executive Officer)
Date: November 13, 2001	/s/ F. PAUL BROYER F. Paul Broyer (Senior Vice President of Finance and Administration and Chief Financial Officer)

QuickLinks

CANDELA CORPORATION Index
Part I. Financial Information
CANDELA CORPORATION Condensed Consolidated Balance Sheets (in thousands) (unaudited)
CANDELA CORPORATION Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except per share data) (unaudited)
CANDELA CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
CANDELA CORPORATION Notes to Unaudited Condensed Consolidated Financial Statements
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements
Item 3—Quantitative and Qualitative Disclosures About Market Risk
Part II Other Information
SIGNATURES