Form 10-Q/A
period 2001-09-30
CANDELA CORP /DE/
filed 2001-11-16
CIK 793279

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

CANDELA CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended:
	September 29, 2001	September 30, 2000
Cash flows from operating activities:
Net income (loss)	$(1,231)	$169
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	126	196
Provision for bad debts	25	157
Accretion of debt	22	24
Effect of exchange rate changes on foreign currency denominated assets and liabilities	(327)	226
Changes in operating assets and liabilities:
Accounts receivable	3,005	5,513
Notes receivable	365	(15)
Inventories	(1,042)	(1,740)
Other current assets	136	262
Other assets	53	9
Accounts payable	(2,247)	(1,038)
Accrued payroll and related expenses	(255)	(924)
Deferred income	(15)	498
Accrued warranty costs	188	(357)
Income taxes payable	(602)	(1,145)
Accrued restructuring charges	(99)	(92)
Long-term portion of deferred revenue	(564)	—
Other accrued liabilities	(196)	(195)

Net cash provided by (used for) operating activities	(2,658)	1,548

Cash flows from investing activities:
Purchases of property and equipment	(443)	(66)

Net cash used for investing activities	(443)	(66)

Cash flows from financing activities:
Net borrowings from line of credit	181	—
Tax benefit of non-qualified stock options	142	—
Purchases of treasury stock	(1,023)	—
Principal payments of long-term debt	(185)	21
Proceeds from the issuance of common stock	8	306

Net cash provided by (used for) financing activities	(877)	327

Effect of exchange rate changes on cash and cash equivalents	880	(137)

Net increase (decrease) in cash and cash equivalents	(3,098)	1,672

Cash and cash equivalents at beginning of period	32,318	34,863

Cash and cash equivalents at end of period	$29,220	$36,535

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

    For the three month period ended September 29, 2001, a total of $99,000 was charged against this reserve, representing costs associated with the Scottsdale facility. Subsequent to September 29, 2001, the Company secured a sublease for the Scottsdale facility. Per the sublease agreement, the sublessee will pay all costs associated with the facility through the end of the lease term ending June 2006. As an incentive to the sublessee, the Company agreed to pay eight months of rent during the life of the sublease and for certain other facility improvements up to a specified amount. The sublessee will commence making payments to the landlord in April 2002.

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

7. Income Taxes

    The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. The provision for income taxes for the three months ended September 29, 2001, includes a tax provision calculated for income generated in Japan, France and Spain using rates in excess of the U.S. statutory rate. The Company has recorded a 35% tax benefit for the period ended September 29, 2001, in comparison to the three month period ended September 30, 2000, in which the Company recorded a 40% tax rate. The Company expects a tax benefit for U.S. tax purposes based on its ability to file a net operating loss carryback claim for current year losses.

8. Segment Information

    We operate principally in two industry segments: the design, manufacture, sale, and service of medical devices and related equipment; and the performance of services in the skin care/health spa industry.

	For the three months ended
Line of Business Data (000)	September 29, 2001	September 30, 2000
Revenue:
Product sales and service	$9,686	$12,213
Skin care/health spa services	694	898

Total revenue	$10,380	$13,111

Income (loss) from operations:
Product sales and service	$(1,519)	$312
Skin care/health spa services	(447)	(138)

Total income (loss) from operations	$(1,966)	$174

	As of September 29, 2001	As of June 30, 2001
Total Assets (net of intercompany accounts):
Product sales and service	$67,482	$72,718
Skin care/health spa services	1,351	1,300

Total assets	$68,833	$74,018

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

    For the three month period ended September 29, 2001, a total of $99,000 was charged against this reserve, representing costs associated with the Scottsdale facility. Subsequent to September 29, 2001, the Company secured a sublease for the Scottsdale facility. Per the sublease agreement, the sublessee will pay all costs associated with the facility through the end of the lease term ending June 2006. As an incentive to the sublessee, the Company agreed to pay eight months of rent during the life of the sublease and for certain other facility improvements up to a specified amount. The sublessee will commence making payments to the landlord in April 2002.

    Other Income/Expense.  Net other income was $84,000 in income for the three months ended September 29, 2001, compared to income of $107,000 for the three months ended September 30, 2000. This decrease in other income resulted primarily from lower interest income as compared to same period a year earlier.

    Income Taxes.  The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. The provision for income taxes for the three months ended September 29, 2001, includes a tax provision calculated for income generated in Japan, France and Spain using rates in excess of the U.S. statutory rate. The Company has recorded a 35% tax benefit for the period ended September 30, 2001, in comparison to the three month period ended September 30, 2000, in which the Company recorded a 40% tax rate. The Company expects a tax benefit for U.S. tax purposes based on its ability to file a net operating loss carryback claim for current year losses.

Liquidity and Capital Resources

    Cash used by operating activities amounted to $2,658,000 for the three months ended September 29, 2001, in comparison to cash provided by operating activities in the amount of $1,548,000 for the same period a year earlier. This decrease in cash reflects a net loss and an increase in inventories, other current assets and a decrease in accounts payable. Cash used by investing activities totaled $443,000 for the three months ended September 29, 2001, compared to an outflow of $66,000 for the same period in the prior year. This change reflects more cash used to support the Oracle software implementation. Cash used for financing activities amounted to $877,000 in comparison to cash provided from financing activities of $327,000 for the same period a year earlier. The change in cash used for financing primarily reflects the repurchase of stock by the corporation in the period ended September 29, 2001.

    In connection with our outstanding issuance of our eight-year, 9.75% subordinated notes, a total of $285,000 has been accreted to the notes through September 29, 2001, resulting in a long-term liability balance of $2.6 million and a short-term liability balance of $499,000 at quarter end. A total of $25,105 of interest expense has been recorded in the three month period ended September 29, 2001.

    We believe that cash balances will be sufficient to meet anticipated cash requirements for the next twelve months. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, when such capital becomes required.

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

  •
  The failure to obtain alexandrite rods for the GentleLASE™ and ALEXlazr™ from our sole supplier would impair our ability to manufacture and sell these laser systems, which accounted for a substantial portion of our revenue in certain recent periods.

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

CANDELA CORPORATION
Registrant
Date: November 16, 2001	/s/ GERARD E. PUORRO Gerard E. Puorro (President and Chief Executive Officer)
Date: November 16, 2001	/s/ F. PAUL BROYER F. Paul Broyer (Senior Vice President of Finance and Administration and Chief Financial Officer)

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