Form 10-Q
period 2001-12-29
CANDELA CORP /DE/
filed 2002-02-12
CIK 793279

Use these links to rapidly review the document
Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 29, 2001.

Commission file number 0-14742

CANDELA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2477008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
530 Boston Post Road, Wayland, Massachusetts	01778
(Address of principal executive offices)	(Zip code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2002
Common Stock, $.01 par value	10,091,944

CANDELA CORPORATION

Part I. Financial Information

Item 1—Financial Statements

CANDELA CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 29, 2001	June 30, 2001
Assets
Current assets:
Cash and cash equivalents	$23,718	$32,318
Accounts receivable, net	17,989	19,648
Notes receivable	572	1,205
Inventories, net	10,288	10,071
Other current assets	946	980

Total current assets	53,513	64,222
Property and equipment, net	3,188	2,678
Deferred tax assets	5,306	5,327
Prepaid licenses	1,493	1,595
Other assets	198	196

Total assets	$63,698	$74,018

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,227	$5,781
Accrued payroll and related expenses	1,494	1,832
Accrued warranty costs	3,785	3,629
Income taxes payable	802	2,549
Restructuring reserve	1,450	1,689
Other accrued liabilities	2,130	1,909
Current portion of long-term debt	618	318
Deferred revenue	4,448	4,205

Total current liabilities	18,954	21,912
Long-term portion of deferred revenue	1,968	2,317
Long-term debt	2,557	2,815
Commitments and contingencies	—	—
Stockholders' equity:
Common stock	119	118
Additional paid-in capital	43,793	43,475
Accumulated earnings	10,850	13,244
Treasury stock, at cost	(12,631)	(7,782)
Accumulated other comprehensive loss	(1,912)	(2,081)

Total stockholders' equity	40,219	46,974

Total liabilities and stockholders' equity	$63,698	$74,018

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	For the three months ended:		For the six months ended:
	December 29, 2001	December 30, 2000	December 29, 2001	December 30, 2000
Revenues:
Lasers and other products	$10,254	$10,562	$17,113	$19,987
Product related service	3,069	3,142	5,895	5,929
Skin care center	833	985	1,528	1,883

Total revenues	14,156	14,689	24,536	27,799
Cost of sales:
Lasers and other products	5,111	4,814	8,051	8,957
Product related service	2,256	1,508	4,397	3,316
Skin care center	677	605	1,227	1,140

Total cost of sales	8,044	6,927	13,675	13,413
Gross profit	6,112	7,762	10,861	14,386
Operating expenses:
Selling, general, and administrative	6,814	5,681	12,518	10,716
Research and development	1,236	1,522	2,248	2,937

Total operating expenses	8,050	7,203	14,766	13,653

Income (loss) from operations	(1,938)	559	(3,905)	733
Other income (expense):
Interest income	131	620	366	986
Interest expense	(120)	(118)	(239)	(249)
Other income	412	247	364	118

Total other income	423	749	491	855
Income (loss) before income taxes	(1,515)	1,308	(3,414)	1,588
Provision (benefit) for income taxes	(354)	460	(1,022)	572

Net income (loss)	$(1,161)	$848	$(2,392)	$1,016

Basic earnings (loss) per share	$(0.11)	$.08	$(0.24)	$.09
Diluted earnings (loss) per share	$(0.11)	$.07	$(0.24)	$.09
Weighted average shares outstanding	10,176	11,036	10,151	11,114
Adjusted weighted average shares outstanding	10,176	11,527	10,151	11,822
Net Income (loss)	$(1,161)	$848	$(2,392)	$1,016
Other comprehensive income net of tax:
Foreign currency translation adjustment	188	198	456	287

Comprehensive income (loss)	$(973)	$1,046	$(1,936)	$1,303

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended:
	December 29, 2001	December 30, 2000
Cash flows from operating activities:
Net income (loss)	$(2,392)	$1,016
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	265	374
Provision for bad debts	159	(418)
Effect of exchange rate changes on foreign currency denominated assets and liabilities	(144)	(48)
Accretion of debt discount	50	49
Increase (decrease) in cash from working capital:
Accounts receivable	1,936	5,269
Notes receivable	551	574
Inventories	(273)	(2,823)
Other current assets	56	(221)
Other assets	91	(383)
Accounts payable	(1,525)	(371)
Accrued payroll and related expenses	(334)	(1,002)
Deferred revenue	283	834
Accrued warranty costs	163	(645)
Income taxes payable	(1,534)	(1,541)
Restructuring reserve	(239)	(207)
Long-term portion of deferred revenue	(355)	718
Other accrued liabilities	175	1,055

Net cash provided by (used for) operating activities	(3,067)	2,230
Cash flows from investing activities:
Purchases of property and equipment	(778)	(103)

Net cash used for investing activities	(778)	(103)
Cash flows from financing activities:
Principal payments of long-term debt	(185)	—
Net borrowings on line of credit	177	(7)
Proceeds from the issuance of common stock	319	1,351
Repurchase of treasury stock	(4,849)	(3,742)

Net cash used for financing activities	(4,538)	(2,398)
Effect of exchange rates on cash and cash equivalents	(217)	335
Net increase (decrease) in cash and cash equivalents	(8,600)	64
Cash and cash equivalents at beginning of period	32,318	34,863
Cash and cash equivalents at end of period	$23,718	$34,927

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the "Company") for fiscal 2001, which should be read in conjunction with these financial statements. The financial information included herein is unaudited, with the exception of the condensed consolidated balance sheet as of June 30, 2001, which was derived from the audited consolidated balance sheet dated June 30, 2001. However, in the opinion of management, the statements include all necessary adjustments for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company's Annual Report on Form 10-K. The results for the three-month period or the six-month period ended December 29, 2001 are not necessarily indicative of the results to be expected for the full year.

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

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 revises the standards of accounting for goodwill and indefinite lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The accounting standards of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of this statement will have any impact on the earnings or financial position of the Company.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 address financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect SFAS 143 will have on its financial position, results of operations, or cash flows.

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

	For the three months ended:		For the six months ended:
(in thousands, except per share data)	December 29, 2001	December 30, 2000	December 29, 2001	December 30, 2000
Numerator
Net income (loss)	$(1,161)	$848	$(2,392)	$1,016

Denominator
Basic Earnings per Share
Weighted average shares outstanding	10,176	11,036	10,151	11,114

Basic earnings (loss) per share	$(0.11)	$0.08	$(0.24)	$0.09

Diluted Earnings per Share
Weighted average shares outstanding	10,176	11,036	10,151	11,114
Effect of dilutive securities:
Stock options		281		383
Stock warrants		210		325

Adjusted weighted average shares outstanding	10,176	11,527	10,151	11,822

Diluted earnings (loss) per share	$(0.11)	$0.07	$(0.24)	$0.09

        During the three and six month periods ended December 30, 2000, options to purchase 224,096 and 141,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share.

4.    Inventories

        Inventories consist of the following (in thousands):

	December 29, 2001	June 30, 2001
Raw materials	$4,257	$3,723
Work in process	449	951
Finished goods	5,582	5,397

	$10,288	$10,071

5.    Restructuring Charges

        During the quarters ended December 27, 1997 and June 30, 2001, the Company recorded combined restructuring charges of $3,721,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona.

        The following table reflects the restructuring charges incurred during the six-month period ended December 29, 2001 (in thousands):

	Payroll and Severance	Leasehold Improvements and Fixed Assets	Facility Costs	Total
Balance at June 30, 2001	$178	$841	$670	$1,689
Cash charges	(22)		(119)	(141)
Non-cash charges		(98)		(98)

Balance at December 29, 2001	$156	$743	$551	$1,450

        For the six-month period ended December 29, 2001, a total of $239,000 was charged against this reserve, representing costs associated with the Scottsdale facility. Also, during the three month period ended December 29, 2001, the Company secured a sublease for the Scottsdale facility. Per the sublease agreement, the sublessee will pay all costs associated with the facility through the end of the lease term ending June 2006. As an incentive to the sublessee, the Company agreed to pay eight months of rent during the life of the sublease and for certain other facility improvements up to a specified amount. The sublessee will commence making payments to the landlord in April 2002. Since the Company remains contingently liable for facility costs and the sublessee will not make sublease rental payments until next quarter, we do not plan to recognize the impact of this sublease until the sublessee has established a payment history. At that time, we will revise our estimate of future costs associated with the Scottsdale facility and may be required to reverse or increase the restructuring reserve.

6.    Debt

        In 1998, the Company issued eight-year, 9.75% subordinated term notes ("Note Agreement") to three investors in the aggregate amount of $3.7 million, secured by the assets of the Company. The notes become due in October 2006, and require quarterly interest payments. The Company is required to make mandatory quarterly principal payments of $185,000, along with any unpaid interest, beginning on January 31, 2002. The Note Agreement also contains restrictive covenants establishing maximum leverage, certain minimum ratios, and minimum levels of net income. As of the quarter ended December 29, 2001, the Company was in violation of minimum profitability levels and the minimum net worth requirement giving the note holders the right to require us to repay the entire value of the loan at any time. We have received waivers from the note holders for the quarter ended December 29, 2001. Because the note holders have the right to call the loan at any time, the loan could be classified as a current liability instead of a long-term liability under EITF-86-30. Since we believe we will be in compliance with the restrictions by the end of next quarter we continue to classify the loan as long-term debt on the balance sheet. If we classified the loan as short-term debt, our liquidity ratio, long-term debt to equity ratio and credit rating could be adversely affected.

7.    Segment Information

        We operate principally in two industry segments: the design, manufacture, sale, and service of medical devices and related equipment; and the performance of services in the skin care/health spa industry.

	Three months ended		Six months ended
(in thousands)	December 29, 2001	December 30, 2000	December 29, 2001	December 30, 2000
Line of Business Data:
Revenue:
Product sales and service	$13,323	$13,704	$23,008	$25,916
Skin care/health spa services	833	985	1,528	1,883

Total revenue	$14,156	$14,689	$24,536	$27,799

Operating income (loss):
Product sales and service	$(1,518)	$697	$(3,038)	$1,009
Skin care/health spa services	(420)	(138)	(867)	(276)

Total operating income (loss)	$(1,938)	$559	$(3,905)	$733

	As of December 29, 2001	As of June 30, 2001
Total assets: (net intercompany accounts)
Product sales and service	$62,117	$72,718
Skin care/health spa services	1,581	1,300

Total assets	$63,698	$74,018

8.    Legal Proceedings

        During Candela's second fiscal quarter ended December 29, 2001, Candela notified Physicians Sales and Service, Inc. a division of PSS World Medical, Inc., that Candela was terminating its exclusive Distribution Agreement between Candela and PSS due to PSS's failure to pay outstanding invoices totaling approximately $2.3 million. These invoices arose in connection with Candela's shipment of various units of equipment to PSS pursuant to firm purchase orders received by Candela from PSS. These invoices arose as of June 30, 2001, and were due and payable in full on or before September 30, 2001. After receiving the Notice of Termination from Candela, PSS filed a lawsuit against Candela in Middlesex County Superior Court in Massachusetts as well as a demand for arbitration pursuant to the mandatory arbitration clause in the distribution agreement. Both of PSS's complaints allege breach of contract, a violation of the Massachusetts Unfair Trade Practices Act, breach of the covenant of good faith and fair dealing, promissory estoppel and intentional interference with contractual relations resulting from Candela's termination of its distribution agreement with PSS. PSS's motion for injunctive relief was denied, and Candela's motion to stay the lawsuit pending the outcome of arbitration was allowed. Candela has filed counterclaims in the arbitration for breach of contract and unfair competition, among other claims, and seeking payment on all outstanding invoices. The two parties are in the process of selecting arbitrators at this time. Candela believes that PSS's claims are without merit and intends to vigorously prosecute its claim for payment of outstanding amounts and to defend against all of PSS's claims in the arbitration proceeding. As a result of PSS's delay in payment to date and its initiation of legal action, Candela increased its reserve for bad debts by $300,000 at the end of the second quarter to safeguard against the risk of some nonpayment by PSS. Since PSS has challenged its obligation to pay any of the $2.3 million of invoices at issue in the arbitration, if Candela were to lose the arbitration proceeding, such loss would have a material adverse effect on Candela.

        From time to time, Candela is a party to various legal proceedings incidental to its business. Apart from any possible adverse outcome in the PSS arbitration, Candela believes that none of the legal proceedings which are presently pending will have a material adverse effect upon our financial position, results of operations or liquidity.

CANDELA CORPORATION

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We research, develop, manufacture, market and service lasers used to perform aesthetic and cosmetic procedures. We sell our lasers principally to medical practitioners. We market our products directly and through a network of distributors to end-users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists and general and vascular surgeons. We derive our revenue from the sales of lasers and other products, the provision of product-related services, and the operations of our remaining skin care center. Over half of our revenue in recent periods has come from international sales.

Results of Operations

        Revenue.    Revenue source by geography is reflected in the following table:

	Three months ended
(in thousands)	December 29, 2001		December 30, 2000		Change
US revenue	$5,955	42%	$5,123	35%	$832	16%
Foreign revenue	8,201	58%	9,566	65%	(1,365)	-14%

Total revenue	$14,156	100%	$14,689	100%	$(533)	-4%

	Six months ended
	December 29, 2001		December 30, 2000		Change
US revenue	$9,527	39%	$11,509	41%	$(1,982)	-17%
Foreign revenue	15,009	61%	16,290	59%	(1,281)	-8%

Total revenue	$24,536	100%	$27,799	100%	$(3,263)	-12%

        The US revenue reported for the six-month period ended December 29, 2001 was lower than the same period a year earlier due primarily to a decrease in sales from a major US distributor. Our own direct sales force is now servicing the sales channels previously serviced by this distributor contributing to the increase in US revenue for the three-month period ended December 29, 2001. The increase in domestic revenue during the three-month period ended December 29, 2001 reflects an increase in sales volume of Vbeam and GentleLase™ products, contributing approximately $800,000 to domestic revenue, as compared to the same period one year earlier. Foreign revenue decreased in the three-month and six-month periods ended December 29, 2001 compared to the same periods one year earlier. A decrease in the average selling price of the AlexLazr™ and a decrease in sales volume of the GentleLase™ systems contributed approximately $700,000 and $800,000 respectively to the decrease in foreign revenue in the three-month period ended December 29, 2001 as compared to the same period one year earlier. The AlexLazr™ is sold primarily in foreign markets and the decrease in the average selling price did not affect the domestic market significantly.

        It is not clear to what extent the events of September 11, 2001 impacted purchasing decisions by physicians during the quarter ended December 29, 2001. The increase in domestic sales during the quarter ended December 29, 2001 may be due in part to delayed purchase decisions that may otherwise have occurred at the end of the previous quarter.

        Revenue source by type is reflected in the following table:

	Three months ended
(in thousands)	December 29, 2001		December 30, 2000		Change
Lasers and other products	$10,254	72%	$10,562	72%	$(308)	-3%
Product related service	3,069	22%	3,142	21%	(73)	-2%
Skin care centers	833	6%	985	7%	(152)	-15%

Total revenue	$14,156	100%	$14,689	100%	$(533)	-4%

	Six months ended
	December 29, 2001		December 30, 2000		Change
Lasers and other products	$17,113	70%	$19,987	72%	$(2,874)	-14%
Product related service	5,895	24%	5,929	21%	(34)	-1%
Skin care centers	1,528	6%	1,883	7%	(355)	-19%

Total revenue	$24,536	100%	$27,799	100%	$(3,263)	-12%

        The decrease in laser product revenue for the three-month and six-month periods ended December 29, 2001, resulted from decreases in the average selling price of the AlexLazr™ and decreases in sales volume of GentleLase™ products in foreign markets. The three-month period ended December 29, 2001 reflects an increase in sales volume of GentleLase™ products in domestic markets offsetting these foreign decreases. Product related service revenue decreased inconsequentially during the three-month and six-month periods ended December 29, 2001 as compared to the same periods one year earlier. Skin care centers revenue decreased during the three-month and six-month periods ended December 29, 2001 due to decreases in retail products, spa services and salon services, contributing approximately $16,000, $65,000 and $44,000 respectively to the decrease for the three-month period ended December 29, 2001 as compared to the three-month period ended December 30, 2000.

        Gross Profit.    Gross profit decreased to $6,112,000 or 43% of revenues and $10,861,000 or 43% of revenue for the three-month and six-month periods respectively ended December 29, 2001, compared to gross profit of $7,762,000 or 53% and $14,386,000 or 52% for the same respective periods one year earlier. This decrease in gross profit results principally from a decrease in the average selling price of the AlexLazr™. Gross profit on sales of all AlexLazr systems fell from approximately $600,000 in the three-month period ended December 30, 2000 to approximately $100,000 in the same period one year later on approximately the same sales volume. Gross profit on product related service fell $439,000 in the quarter ended December 29, 2001 as compared to the same period one year earlier, due in part to a decrease in service revenue and in part to an increase in first year warranty costs of approximately $400,000. The decrease in skin care center revenue contributed $224,000 to the overall decrease in gross profit.

        Selling, General and Administrative Expense.    Selling, general and administrative expenses increased from $5,681,000 and $10,716,000 in the three-month and six-month periods ended December 30, 2000 respectively, to $6,814,000 and $12,518,000 for the three-month and six-month periods respectively ending December 29, 2001. As a percentage of revenue, selling, general and administrative expenses increased from 39% of revenue for both the three and six-month periods ended December 30, 2000 to 48% and 51% of revenue for the respective three and six-month periods ended December 29, 2001. This increase is due in part to a $300,000 increase in the provision for bad debts and a one-time $90,000 settlement to close memberships in the Skin Care Center. Costs to increase our domestic sales force to replace sales channels formerly serviced by a major U.S. distributor also contributed to the increase in selling, general and administrative expenses. Our selling expenses are expected to increase as the domestic sales force is increased, but the added costs should be offset by a corresponding increase in domestic revenue.

        Research and Development Expense.    Research and development spending decreased to $1,236,000 and $2,248,000 respectively for the three and six-month periods ended December 29, 2001, compared to $1,522,000 and $2,937,000 for the same periods one year earlier. As a percentage of sales, research and development spending decreased slightly from 11% and 10% respectively for the three and six-month periods ended December 30, 2000 to 9% for both the three and six-month periods ended December 29, 2001. The decrease in research and development expenses is primarily due to efforts to decrease payroll costs in that department. Expenditures for this department will likely remain at 10% of sales for the remainder of the year.

        Restructuring Charge.    During the quarters ended December 27, 1997 and June 30, 2001, the Company recorded combined restructuring charges of $3,721,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. For the six-month period ended December 29, 2001, a total of $239,000 was charged against this reserve, representing costs associated with the Scottsdale facility. Also, during the three month period ended December 29, 2001, the Company secured a sublease for the Scottsdale facility. Per the sublease agreement, the sublessee will pay all costs associated with the facility through the end of the lease term ending June 2006. As an incentive to the sublessee, the Company agreed to pay eight months of rent during the life of the sublease and for certain other facility improvements up to a specified amount. The sublessee will commence making payments to the landlord in April 2002. Since the Company remains contingently liable for facility costs and the sub lessee will not make sublease rental payments until next quarter, we do not plan to recognize the impact of this sublease until the sublessee has established a payment history. At that time, we will revise our estimate of future costs associated with the Scottsdale facility and may be required to reverse or increase the restructuring reserve.

        Other Income/Expense.    Net other income was $423,000 for the three months ended December 29, 2001, compared to income of $749,000 for the three months ended December 30, 2000. This decrease in other income resulted primarily from lower interest income rates and lower cash balances invested as compared to the same period a year earlier.

        Income Taxes.    The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. The provision for income taxes for the six-month period ended December 29, 2001, includes a tax provision calculated for income generated in Japan, France and Spain using rates in excess of the U.S. statutory rate. The Company has recorded a 30% tax benefit for the period ended December 29, 2001, in comparison to the six-month period ended December 20, 2000, in which the Company recorded a 36% tax rate. The Company expects a tax benefit for U.S. tax purposes based on its ability to file a net operating loss carry back claim for current year losses.

Liquidity and Capital Resources

        Cash used by operating activities amounted to $3,067,000 for the six-month period ended December 29, 2001. This decrease in cash reflects a net loss combined with cash payments for trade payables and income taxes offset slightly by collections of accounts and notes receivable. Cash used for investing activities totaled $778,000 for the six-month period ended December 29, 2001 and primarily reflects payments to support the Company's Oracle software implementation initiatives. Cash used for financing activities in the six-month period ended December 29, 2001 amounted to $4,538,000 and primarily reflects stock purchases pursuant to our stock repurchase program.

        In connection with our eight-year, 9.75% subordinated notes; a total of $310,000 has been accreted to the notes through December 29, 2001, resulting in a long-term liability balance of $2.6 million and a short-term liability balance of $618,000 at quarter end. A total of $25,306 of interest expense was recorded in the three month period ended December 29, 2001.

        Outstanding contractual obligations of the Company are reflected in the following table:

	Payments due by Period
In thousands	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Long-term Debt	3,700	618	2,220	862
Operating Leases	2,460	652	594	328	885

Total Contractual Cash Obligations	6,160	1,270	2,814	1,190	885

        Additionally, the Company has a $5,000,000 line of credit available to meet liquidity needs.

        We believe that cash balances will be sufficient to meet anticipated cash requirements for the next twelve months. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, when such capital becomes required.

Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 revises the standards of business combinations by eliminating the use of the pooling-of-interests ("pooling") method and requiring that all business combinations be accounted for using the purchase method of accounting. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. The adoption of this statement had no impact on the Company's financial position or results of operations.

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

Cautionary Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements concerning the future of the industry, product development, business strategy (including the possibility of future acquisitions), anticipated operational and capital expenditure levels, continued acceptance and growth of our products, and dependence on significant customers and suppliers. This Quarterly Report on Form 10-Q contains forward-looking statements that we have made based on our current expectations, estimates and projections about our industry, operations, and prospects, not historical facts. We have made these forward-looking statements pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "anticipate," "estimate," "intend," "continue" or other similar expressions. These statements discuss future expectations, and may contain projections of results of operations or of financial condition or state other forward-looking information. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Cautionary Statements" in our annual report filed on Form 10-K for the fiscal year ended June 30, 2001, as well as other risks and uncertainties referenced in this Quarterly Report. These risks include, but are not limited to, the following:

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

  •
  We have terminated our distributor agreement with Physician Sales & Service, Inc. that previously accounted for in excess of 10% of our net revenue in fiscal years 2001 and 2000. The termination of this relationship may result in reduced product sales in current and future periods. We also will incur expenses to add direct sales personnel to substitute for the sales channels provided by such distributor.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        At December 29, 2001, the Company's cash and debt are exposed to interest rate risk. We are exposed to foreign currency risk due to accounts receivable from our foreign subsidiaries.

        We have cash equivalents that primarily consist of commercial paper, overnight repurchase agreements and money market accounts. We believe that any near term changes in interest rates will be immaterial to any potential losses in future earnings, cash flow and fair values.

        We currently have long-term debt with a face value of $2.6 million with the interest rate fixed at the time of issuance. The long-term debt will be fully repaid by October 2006. The Note Agreement also contains restrictive covenants establishing maximum leverage, certain minimum ratios, and minimum levels of net income. As of the quarter ended December 29, 2001, the Company was in violation of minimum profitability levels and the minimum net worth requirement giving the note holder the right to require us to repay the entire value of the loan at any time. We have received waivers from the note holder for the quarter ended December 29, 2001. Because the note holder has the right to call the loan at any time, the loan could be classified as a current liability instead of a long-term liability under EITF-86-30. Since we believe we will be in compliance with the restrictions by the end of next quarter we continue to classify the loan as long-term debt on the balance sheet. If we classified the loan as short-term debt, our liquidity ratio, long-term debt to equity ratio and credit rating could be adversely affected.

        We believe that any near term changes in interest rates will be immaterial to any potential losses in future earnings, cash flow and fair values.

        At December 29, 2001, the Company holds foreign currency contracts with notional values totaling $1,899,253 for the delivery of 192,203,802 Japanese Yen and 395,286 Euros. These contracts have maturities prior to March 26, 2002. The carrying and net fair value of these contracts was $(42,834) at December 29, 2001. We believe that any near term changes in currency rates will be immaterial to any potential losses in future earnings, cash flow and fair value because any adjustments to fair value offset the change in the fair value of the foreign currency intercompany receivables.

CANDELA CORPORATION

Part II Other Information

Item 1—Legal Proceedings

        During Candela's second fiscal quarter ended December 29, 2001, Candela notified Physicians Sales and Service, Inc. a division of PSS World Medical, Inc., that Candela was terminating its exclusive Distribution Agreement between Candela and PSS due to PSS's failure to pay outstanding invoices totaling approximately $2.3 million. These invoices arose in connection with Candela's shipment of various units of equipment to PSS pursuant to firm purchase orders received by Candela from PSS. These invoices arose as of June 30, 2001, and were due and payable in full on or before September 30, 2001. After receiving the Notice of Termination from Candela, PSS filed a lawsuit against Candela in Middlesex County Superior Court in Massachusetts as well as a demand for arbitration pursuant to the mandatory arbitration clause in the distribution agreement. Both of PSS's complaints allege breach of contract, a violation of the Massachusetts Unfair Trade Practices Act, breach of the covenant of good faith and fair dealing, promissory estoppel and intentional interference with contractual relations resulting from Candela's termination of its distribution agreement with PSS. PSS's motion for injunctive relief was denied, and Candela's motion to stay the lawsuit pending the outcome of arbitration was allowed. Candela has filed counterclaims in the arbitration for breach of contract and unfair competition, among other claims, and seeking payment on all outstanding invoices. The two parties are in the process of selecting arbitrators at this time. Candela believes that PSS's claims are without merit and intends to vigorously prosecute its claim for payment of outstanding amounts and to defend against all of PSS's claims in the arbitration proceeding. As a result of PSS's delay in payment to date and its initiation of legal action, Candela increased its reserve for bad debts by $300,000 at the end of the second quarter to safeguard against the risk of some nonpayment by PSS. Since PSS has challenged its obligation to pay any of the $2.3 million of invoices at issue in the arbitration, if Candela were to lose the arbitration proceeding, such loss would have a material adverse effect on Candela.

        From time to time, Candela is a party to various legal proceedings incidental to its business. Apart from any possible adverse outcome in the PSS arbitration, Candela believes that none of the legal proceedings which are presently pending will have a material adverse effect upon our financial position, results of operations or liquidity.

Item 4—Submission of Matters to a Vote of Security Holders

        On November 21, 2001, the Company held its Annual Shareholder meeting. At the meeting, the Shareholders acted upon the following proposals: (i) to elect a Board of Directors; and (ii) to ratify the selection of the firm of Ernst & Young LLP as independent auditors for the fiscal year ending June 29, 2002.

        Votes "For" represent affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy.

MATTER		FOR	AGAINST	WITHHELD
I.	ELECTION OF DIRECTORS
	Gerard E. Puorro	5,069,514		369,061
	Kenneth D. Roberts	5,076,914		361,661
	Douglas W. Scott	5,070,414		368,161
	Richard J. Cleveland, MD	5,070,314		368,261
	Nancy Nager	5,077,014		361,561
II.	RATIFICATION OF INDEPENDENT AUDITORS	5,399,702	22,848	16,025

Item 6—Exhibits and Reports on Form 8-K

        (a)  Exhibits

    None.

        (b)  Reports on Form 8-K

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDELA CORPORATION Registrant
Date: February 12, 2002	/s/ GERARD E. PUORRO

Gerard E. Puorro (President and Chief Executive Officer)
Date: February 12, 2002	/s/ F. PAUL BROYER

F. Paul Broyer (Senior Vice President of Finance and Administration and Chief Financial Officer)