Form 10-Q
period 2002-03-30
CANDELA CORP /DE/
filed 2002-05-14
CIK 793279

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 30, 2002.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2002
Common Stock, $.01 par value	9,704,944

CANDELA CORPORATION
Index

			Page(s)
Part I.	Financial Information:
	Item 1.	Unaudited Condensed Consolidated Balance Sheets as of March 30, 2002 and June 30, 2001	3
		Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three-month and nine-month periods ended March 30, 2002 and March 31, 2001	4
		Unaudited Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended March 30, 2002 and March 31, 2001	5
		Notes to Unaudited Condensed Consolidated Financial Statements	6-9
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15
		Cautionary Statements	15-16
	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	17
Part II.	Other Information:
	Item 1.	Legal proceedings	18
	Item 6.	Exhibits and Reports on Form 8-K	18

Part I. Financial Information

Item 1—Financial Statements

CANDELA CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 30, 2002	June 30, 2001
Assets
Current assets:
Cash and cash equivalents	$20,664	$32,318
Accounts receivable, net	20,577	19,648
Notes receivable	663	1,205
Inventories, net	11,467	10,071
Other current assets	1,171	980

Total current assets	54,542	64,222
Property and equipment, net	3,188	2,678
Deferred tax assets	5,306	5,327
Prepaid licenses	1,449	1,595
Other assets	201	196

Total assets	$64,686	$74,018

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,019	$5,781
Accrued payroll and related expenses	2,090	1,832
Accrued warranty costs	4,111	3,629
Income taxes payable	905	2,549
Restructuring reserve	653	1,689
Other accrued liabilities	3,239	1,909
Current portion of long-term debt	740	318
Deferred revenue	4,358	4,205

Total current liabilities	21,115	21,912
Long-term portion of deferred revenue	2,069	2,317
Long-term debt	2,274	2,815

Total liabilities	25,458	27,044
Stockholders' equity:
Common stock	119	118
Additional paid-in capital	43,853	43,475
Accumulated earnings	10,560	13,244
Treasury stock, at cost	(12,997)	(7,782)
Accumulated other comprehensive loss	(2,307)	(2,081)

Total stockholders' equity	39,228	46,974

Total liabilities and stockholders' equity	$64,686	$74,018

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(unaudited)

	For the three months ended:		For the nine months ended:
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Revenue
Lasers and other products	$11,983	$14,468	$29,096	$34,533
Product-related service	3,490	3,337	9,385	9,189
Skin care center	674	991	2,202	2,874

Total revenue	16,147	18,796	40,683	46,596
Cost of sales
Lasers and other products	5,284	6,903	13,335	15,479
Product-related service	3,010	1,880	7,408	5,578
Skin care center	504	581	1,731	1,721

Total cost of sales	8,798	9,364	22,474	22,778

Gross profit	7,349	9,432	18,209	23,818
Operating expenses:
Selling, general and administrative	7,006	5,917	19,524	16,634
Research and development	1,260	1,392	3,508	4,329
Restructuring reserve	(693)	—	(693)	—

Total operating expenses	7,573	7,309	22,339	20,963

Income (loss) from operations	(224)	2,123	(4,130)	2,855
Other income (expense):
Interest income	169	322	534	1,307
Interest expense	(120)	(101)	(359)	(349)
Other income (expense)	113	72	478	190

Total other income (expense)	162	293	653	1,148

Income (loss) before income taxes	(62)	2,416	(3,477)	4,003

Provision for (benefit from) income taxes	229	861	(793)	1,433

Net income (loss)	$(291)	$1,555	$(2,684)	$2,570

Basic earnings (loss) per share	$(0.03)	$0.14	$(0.26)	$0.23
Diluted earnings (loss) per share	$(0.03)	$0.14	$(0.26)	$0.22

Weighted average shares outstanding	9,641	10,732	10,194	10,987
Adjusted weighted average shares outstanding	9,641	11,211	10,194	11,621

Net Income (loss)	$(291)	$1,555	$(2,684)	$2,570
Other comprehensive income (net of tax):
Foreign currency translation adjustment	305	(482)	761	(198)

Comprehensive income (loss)	$14	$1,073	$(1,923)	$2,372

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended:
	March 30, 2002	March 31, 2001
Cash flows from operating activities:
Net income (loss)	$(2,684)	$2,571
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	393	572
Provision for bad debts	163	18
Effect of exchange rate changes on foreign currency denominated assets and liabilities	39	(16)
Reversal of restructuring reserve	(693)	—
Accretion of debt discount	76	73
Increase (decrease) in cash from working capital:
Accounts receivable	(724)	(1,051)
Notes receivable	459	562
Inventories	(1,493)	(1,969)
Other current assets	(137)	(819)
Other assets	128	(684)
Accounts payable	(804)	(371)
Accrued payroll and related expenses	263	(445)
Deferred revenue	204	2,047
Accrued warranty costs	490	(456)
Income taxes payable	(1,417)	(577)
Restructuring reserve	(343)	(345)
Long-term portion of deferred revenue	(251)	—
Other accrued liabilities	1,226	2,500

Net cash provided by (used for) operating activities	(5,105)	1,610
Cash flows from investing activities:
Purchases of property and equipment	(906)	(130)

Net cash used for investing activities	(906)	(130)
Cash flows from financing activities:
Principal payments of long-term debt	(189)	—
Net borrowings (repayments) on line of credit	237	(11)
Proceeds from the issuance of common stock	378	1,368
Repurchase of treasury stock	(5,215)	(4,736)

Net cash used for financing activities	(4,789)	(3,379)
Effect of exchange rates on cash and cash equivalents	(854)	(134)

Net increase (decrease) in cash and cash equivalents	(11,654)	(2,033)
Cash and cash equivalents at beginning of period	32,318	34,863

Cash and cash equivalents at end of period	$20,664	$32,830

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the "Company") for fiscal 2001, which should be read in conjunction with these financial statements. The financial information included herein is unaudited, with the exception of the condensed consolidated balance sheet as of June 30, 2001, which was derived from the audited consolidated balance sheet dated June 30, 2001. However, in the opinion of management, the statements include all necessary adjustments for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company's Annual Report on Form 10-K. In addition to normal recurring adjustments, the financial statements for the period ended March 30, 2002 include an adjustment to reverse a portion of the restructuring reserve (see note 5). The results for the three-month period or the nine-month period ended March 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect SFAS No. 143 will have on its financial position, results of operations, or cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 by requiring one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS No. 144 will have on its financial position, results of operations, or cash flows.

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

	For the three months ended:		For the nine months ended:
(in thousands, except per share data)	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Numerator
Net income (loss)	$(291)	$1,555	$(2,684)	$2,570

Denominator
Basic earnings (loss) per share
Weighted average shares outstanding	9,641	10,732	10,194	10,987

Earnings (loss) per share	$(0.03)	$0.14	$(0.26)	$0.23

Diluted earnings (loss) per share
Weighted average shares outstanding	9,641	10,732	10,194	10,987
Effect of dilutive securities:
Stock options	—	268	—	352
Stock warrants	—	211	—	282

Adjusted weighted average shares outstanding	9,641	11,211	10,194	11,621

Earnings (loss) per share	$(0.03)	$0.14	$(0.26)	$0.22

        During the three and nine month periods ended March 31, 2001, options to purchase 279,096 and 209,096 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share. During the three and nine month periods ended March 30, 2002, options to purchase 1,006,945 and 888,733 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share.

4.    Inventories

        Inventories consist of the following:

(in thousands)	March 30, 2002	June 30, 2001
Raw materials	$4,441	$3,723
Work in process	548	951
Finished goods	6,478	5,397

Total Inventories, net	$11,467	$10,071

5.    Restructuring Charges

        During the quarters ended December 27, 1997 and June 30, 2001, the Company recorded combined restructuring charges of $3,721,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. During the three month-period ended December 29, 2001, the Company secured a sublease for the Scottsdale facility. Per the sublease agreement, the sublessee will pay all costs associated with the facility through the end of the lease term ending June 2006. As an incentive to the sublessee, the Company agreed to pay eight months of rent during the life of the sublease. The sublessee commenced making payments to the landlord on April 1, 2002.

        For the quarter ended March 30, 2002, the Company has revised the estimate of future costs associated with the Scottsdale facility and has reversed $693,000 of the restructuring reserve which represents primarily the amount of future contractual sublease payments as well as revisions to the net realizable value of leasehold improvements. The adjusted restructuring reserve at March 30, 2002 includes provisions for one month of rent to be paid by the Company in each of fiscal years 2003, 2004 and 2005, the remaining book value of leasehold improvements to be depreciated through fiscal year 2007, and a revised estimate of severance costs to be paid through December 2003.

        The following table reflects the restructuring charges incurred during the nine-month period ended March 30, 2002 and the restructuring reserve reversal:

	Payroll and Severance	Leasehold Improvements and Fixed Assets	Facility Costs	Total
Balance at June 30, 2001	$178	$841	$670	$1,689
Cash charges	(41)		(185)	(226)
Non-cash charges		(117)		(117)
Restructure reserve	(6)	(239)	(448)	(693)

Balance at March 30, 2002	$131	$485	$37	$653

6.    Debt

        In 1998, the Company issued eight-year, 9.75% subordinated term notes ("Note Agreement") to three investors in the aggregate amount of $3.7 million, secured by the assets of the Company. The notes become due in October 2006, and require quarterly interest payments. The Company began making quarterly principal payments of $185,000, along with any unpaid interest, on January 31, 2002. The Note Agreement also contains restrictive covenants establishing maximum leverage, certain minimum ratios, and minimum levels of net income. As of the quarter ended March 30, 2002, the Company was in violation of minimum profitability levels and the minimum net worth requirement giving the note holders the right to require us to repay the entire value of the loan at any time. We have received waivers from the note holders for the quarter ended March 30, 2002. Because the note holders have the right to call the loan at any time, the loan could be classified as a current liability instead of a long-term liability. Since we believe we will be in compliance with the restrictions by the end of the next quarter we continue to classify the loan as long-term debt on the balance sheet. If we classified the loan as short-term debt, our liquidity ratio, long-term debt to equity ratio and credit rating could be adversely affected.

7.    Segment Information

        We operate principally in two industry segments: the design, manufacture, sale, and service of medical devices and related equipment; and the performance of services in the skin care/health spa industry.

  Line of Business Data:

	For the three months ended:		For the nine months ended:
(in thousands)	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Revenue:
Product sales and service	$15,473	$17,805	$38,481	$43,722
Skin care/health spa services	674	991	2,202	2,874

Total revenue	$16,147	$18,796	$40,683	$46,596

Operating income (loss):
Product sales and service	$(574)	$2,229	$(3,612)	$3,238
Skin care/health spa services	350	(106)	(518)	(383)

Total operating income (loss)	$(224)	$2,123	$(4,130)	$2,855

	As of March 30, 2002	As of June 30, 2001
Total assets:
(net intercompany accounts)
Product sales and service	$63,733	$72,718
Skin care/health spa services	953	1,300

Total assets	$64,686	$74,018

8.    Legal Proceedings

        Reference is made to the Physicians Sales and Service, Inc. ("PSS") arbitration proceeding previously reported on Form 10-Q for Candela's second fiscal quarter ended December 29, 2001. No material developments in the resolution of this matter have transpired since it was initially reported.

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

Significant Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

        Revenue Recognition.    Our policy is to recognize revenue upon shipment of our products to our customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that the risk of uncollectibility is minimal.

        Allowance for Doubtful Accounts.    Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer's account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available.

        As of March 30, 2002, our accounts receivable balance of $20,577,000 is reported net of allowances for doubtful accounts of $1,015,000. We believe our reported allowances at March 30, 2002, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made.

        Inventory Reserves.    As a designer and manufacturer of high technology equipment, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of March 30, 2002, our inventory of $11,467,000 is stated net of inventory reserves of $1,851,000. If actual demand for our products deteriorate, or market conditions are less favorable than those that we project, additional inventory reserves may be required.

        Product Warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at March 30, 2002, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

        Contingencies.    The Company is subject to proceedings, lawsuits and other claims. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company records charges for the costs it anticipates incurring in connection with litigation and claims against the Company when management can reasonably estimate these costs.

        Restructuring.    The Company records restructuring charges incurred in connection with consolidation or relocation of operations, exited business lines, or shutdowns of specific sites. These restructuring charges, which reflect management's commitment to a termination or exit plan that will begin within twelve months, are based on estimates of the expected costs associated with site closure, legal matters, contract terminations, or other costs directly related to the restructuring. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a credit to earnings will be recognized.

Results of Operations

        Revenue.    Revenue source by geography is reflected in the following table:

	For the three months ended:
(in thousands)	March 30, 2002		March 31, 2001		Change
US revenue	$8,183	51%	$8,695	35%	$(512)	-6%
Foreign revenue	7,964	49%	10,101	65%	(2,137)	-21%

Total revenue	$16,147	100%	$18,796	100%	$(2,649)	-14%

	For the nine months ended:
	March 30, 2002		March 31, 2001		Change
US revenue	$17,709	44%	$20,205	41%	$(2,496)	-12%
Foreign revenue	22,974	56%	26,391	59%	(3,417)	-13%

Total revenue	$40,683	100%	$46,596	100%	$(5,913)	-13%

        The US revenue reported for the nine months ended March 30, 2002 was lower than the same period one year earlier due primarily to a decrease in sales from a major US distributor. Our own direct sales force is now servicing the sales channels previously serviced by this distributor contributing to the lesser decrease in US revenue for the three months ended March 30, 2002 as compared to the same period one year earlier. Lower sales volume of GentleLase™ products contributed approximately $3,000,000 to the decrease for the nine months ended March 30, 2002, and was offset by a $1,000,000 increase in sales volume of Vbeam products, as compared to the same period one year earlier. Lower sales volume of GentleLase™ and Smoothbeam products contributed approximately $1,800,000 to the decrease for the quarter ended March 30, 2002 as compared to the same period the prior year, but was offset by an approximate $1,500,000 increase in sales of Vbeam products.

        Foreign revenue decreased in the nine-month period ended March 30, 2002 due primarily to a $1,500,000 decrease in revenue of AlexLazr™ products and a $1,700,000 decrease in GentleLase™ systems as compared to the same periods one year earlier. Both decreases are the result of lower average selling prices and lower sales volume. The decrease in foreign revenue for the quarter ended March 30, 2002, as compared to the same period one year earlier, is the result of lower sales volume of GentleLase™ ($400,000), Vbeam ($500,000), Smoothbeam ($500,000) and AlexLazr™ ($300,000) products. A lower average selling price of GentleLase™ products also contributed approximately $400,000 to the decrease.

        Revenue source by type is reflected in the following table:

	For the three months ended:
(in thousands)	March 30, 2002		March 31, 2001		Change
Lasers and other products	$11,983	74%	$14,468	77%	$(2,485)	-17%
Product related service	3,490	22%	3,337	18%	153	5%
Skin care centers	674	4%	991	5%	(317)	-32%

Total revenue	$16,147	100%	$18,796	100%	$(2,649)	-14%

	For the nine months ended:
	March 30, 2002		March 31, 2001		Change
Lasers and other products	$29,096	72%	$34,533	74%	$(5,437)	-16%
Product related service	9,385	23%	9,189	20%	196	2%
Skin care centers	2,202	5%	2,874	6%	(672)	-23%

Total revenue	$40,683	100%	$46,596	100%	$(5,913)	-13%

        The decrease in laser product revenue for the three-month and nine-month periods ended March 30, 2002, resulted primarily from decreases in the sales volumes of systems as described above. Product related service revenue increased inconsequentially during the three-month and nine-month periods ended March 30, 2002 as compared to the same periods one year earlier. Skin care centers revenue decreased during the three-month period ended March 30, 2002 primarily due to decreases in revenue from spa services of $130,000 and from salon services of $150,000 as compared to the same period one year earlier. Decreases in revenue from spa services of $278,000 and from salon services of $280,000 contributed to the decrease in revenue from the nine-month period ended March 30, 2002 as compared to the same period in the previous fiscal year.

        Gross Profit.    Gross profit decreased to $7,349,000 (46% of revenue) from $9,432,000 (50% of revenue) for the quarters ended March 30, 2002 and March 31, 2001 respectively. Gross profit decreased to $18,209,000 (45% of revenue) for the nine-month period ended March 30, 2002 from $23,818,000 (51% of revenue) for the same period one year earlier. This decrease in gross profit results principally from a decrease in the sales volume and average selling price of various systems as described above. Gross profit on product related service fell $1,000,000 in the quarter ended March 30, 2002 as compared to the same period one year earlier, due primarily to increases in field service personnel, unexpected warranty costs and lower service contract revenue. Skin care center direct labor costs remained stable while revenue fell, resulting in gross profit levels that were $240,000 and $700,000 lower in the three-month and nine-month periods ended March 30, 2002, respectively, as compared to the same periods one year earlier.

        Selling, General and Administrative Expense.    Selling, general and administrative expenses increased from $5,917,000 (31% of revenue) to $7,006,000 (43% of revenue) for the three-month periods ended March 31, 2001 and March 30, 2002. Selling, general and administrative costs increased from $16,634,000 (36% of revenue) to $19,524,000 (48% of revenue) for the nine-month periods ending March 31, 2001 and March 30, 2002. Higher marketing expenses for the trade shows and the Cbeam release contributed approximately $500,000 and $900,000 to the overall increase for the three-month and nine-month periods respectively ending March 30, 2002 as compared to the same periods one year earlier. Costs to increase our domestic sales force to replace sales channels formerly serviced by a major U.S. distributor also contributed approximately $400,000 and $1,000,000 respectively to the increase in selling, general and administrative expenses for the three-month and nine-month periods respectively ending March 30, 2002 as compared to the same periods one year earlier. Our selling expenses are expected to continue to increase as the domestic sales force is strengthened, but the added costs should be offset by a corresponding increase in domestic revenue. A $300,000 increase in the provision for bad debts and a one-time $90,000 settlement in the Skin Care Center during the quarter ended December 29, 2001 also contributed to the overall increase in selling, general and administrative expenses for the nine-month period ended March 30, 2002.

        Research and Development Expense.    Research and development spending decreased to $1,260,000 (8% of revenue) and $3,508,000 (9% or revenue) respectively for the three and nine-month periods ended March 30, 2002, compared to $1,392,000 (7% of revenue) and $4,329,000 (9% of revenue) for the same periods one year earlier. The decrease in research and development expenses is primarily due to the spending cycle associated with product development. Expenditures for this department will likely remain at less than 10% of sales for the remainder of the year.

        Restructuring Charge.    For the three months ended March 30, 2002, the Company revised the estimate of future costs associated with closing the skin care center in Scottsdale, Arizona and reversed $693,000 of the restructuring reserve.

        Other Income/Expense.    Other income/expense was $162,000 and $653,000 for the three month and nine-month periods ended March 30, 2002, compared to income of $293,000 and $1,148,000 for the three and nine-month periods ended March 31, 2001. This decrease resulted primarily from lower interest income due to lower rates and lower cash balances invested as compared to the same periods one year earlier.

        Income Taxes.    The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. The provision for income taxes for the nine-month period ended March 30, 2002, includes a tax provision calculated for income generated in Japan and Spain using rates in excess of the U.S. statutory rate. The Company has recorded a 23% tax benefit for the nine-month period ended March 30, 2002, in comparison to the nine-month period ended March 31, 2001, in which the Company recorded a 36% tax rate. The Company expects a tax benefit for U.S. tax purposes based on its ability to file a net operating loss carry back claim for current year losses.

Liquidity and Capital Resources

        Cash used by operating activities amounted to $5,105,000 for the nine-month period ended March 30, 2002 as compared to cash generated by operating activities of $1,610,000 for the same period in the prior year. This decrease in cash primarily reflects the effects of a net loss for the nine-month period ended March 30, 2002 versus a net income for the nine-month period ended March 31, 2001. Cash used for investing activities totaled $906,000 for the nine-month period ended March 30, 2002 compared to cash used for investing activities of $130,000 for the same period one year earlier and primarily reflects payments to support the Company's Oracle software implementation initiatives. Cash used for financing activities in the nine-month period ended March 30, 2002 amounted to $4,789,000 and primarily reflects stock purchases pursuant to our stock repurchase program.

        In connection with our eight-year, 9.75% subordinated notes, a total of $335,000 has been accreted to the notes through March 30, 2002, resulting in a long-term liability balance of $2.3 million and a short-term liability balance of $740,000 at quarter end. A total of $25,510 was accreted to interest expense in the three-month period ended March 30, 2002.

        Outstanding contractual obligations of the Company are reflected in the following table:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$3,700	$740	$2,405	$555
Operating leases	2,039	522	740	473	304

Total contractual cash obligations	$5,739	$1,262	$3,145	$1,028	$304

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

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect SFAS No. 143 will have on its financial position, results of operations, or cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 by requiring one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS No. 144 will have on its financial position, results of operations, or cash flows.

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

  •
  Because we have historically derived more than half of our revenue from international sales, we are susceptible to currency fluctuations, negative economic changes taking place in foreign marketplaces, and other risks associated with conducting business overseas.

  •
  The failure to obtain alexandrite rods for the GentleLASE™ and ALEXlazr™ from our sole supplier would impair our ability to manufacture and sell these laser systems, which accounted for a substantial portion of our revenue in certain recent periods.

  •
  We have terminated our distributor agreement with Physician Sales & Service, Inc. that previously accounted for in excess of 10% of our net revenue in fiscal years 2001 and 2000. The termination of this relationship may result in reduced product sales in current and future periods. We also will incur expenses to add direct sales personnel to substitute for the sales channels provided by such distributor. An adverse determination in the presently pending arbitration proceeding between Candela and PSS also would have a material adverse impact on Candela.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        At March 30, 2002, the Company's cash and debt are exposed to interest rate risk. We are exposed to foreign currency risk due to accounts receivable from our foreign subsidiaries.

        We have cash equivalents that primarily consist of commercial paper, overnight repurchase agreements and money market accounts. We believe that any near term changes in interest rates will be immaterial to any potential losses in future earnings, cash flow and fair values.

        We currently have long-term debt with a face value of $2.6 million with the interest rate fixed at the time of issuance. The long-term debt will be fully repaid by October 2006. The Note Agreement also contains restrictive covenants establishing maximum leverage, certain minimum ratios, and minimum levels of net income. As of the quarter ended March 30, 2002, the Company was in violation of minimum profitability levels and the minimum net worth requirement giving the note holder the right to require us to repay the entire value of the loan at any time. We have received waivers from the note holder for the quarter ended March 30, 2002. Because the note holder has the right to call the loan at any time, the loan could be classified as a current liability instead of a long-term liability. Since we believe we will be in compliance with the restrictions by the end of next quarter we continue to classify the loan as long-term debt on the balance sheet. If we classified the loan as short-term debt, our liquidity ratio, long-term debt to equity ratio and credit rating could be adversely affected.

        At March 30, 2002, the Company held foreign currency contracts with notional values totaling $1,086,606 for the delivery of 30,467,498 Japanese Yen and 992,781 Euros. These contracts have maturities prior to June 27, 2002. The carrying and net fair value of these contracts was $(16,107) at March 30, 2002. We believe that any near term changes in currency rates will be immaterial to any potential losses in future earnings, cash flow and fair value because any adjustments to fair value offset the change in the fair value of the foreign currency intercompany receivables.

CANDELA CORPORATION

Part II. Other Information

Item 1—Legal Proceedings

        Reference is made to the Physicians Sales and Service, Inc. ("PSS") arbitration proceeding previously reported on Form 10-Q for Candela's second fiscal quarter ended December 29, 2001. No material developments in the resolution of this matter have transpired since it was initially reported.

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

CANDELA CORPORATION Registrant
Date: May 14, 2002	/s/ GERARD E. PUORRO Gerard E. Puorro (President and Chief Executive Officer)
Date: May 14, 2002	/s/ F. PAUL BROYER F. Paul Broyer (Senior Vice President of Finance and Administration and Chief Financial Officer)

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
CANDELA CORPORATION
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
Part II. Other Information
  Item 1—Legal Proceedings
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES