Form 10-K
period 2002-06-29
CANDELA CORP /DE/
filed 2002-09-27
CIK 793279

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2002      Commission file number 000-14742

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock, held by non-affiliates of the registrant as of September 24, 2002, based upon the closing price of such stock on the NASDAQ Stock Market on that date, was $40,565,444. As of September 24, 2002, 9,658,439 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                     PART I

ITEM 1.  BUSINESS.

     Candela Corporation is a pioneer in the development and commercialization of advanced aesthetic laser systems that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions including:

     o vascular lesion treatment of rosacea, facial spider veins, leg veins, scars, stretch marks, warts, port wine stains and hemangiomas

     o hair removal

     o removal of benign pigmented lesions such as age spots, freckles and tattoos

     o non-ablative dermal remodeling of wrinkles

     o psoriasis

     o other skin treatments

     Since our founding 32 years ago, we have continuously developed and enhanced applications of laser technology. In the mid-1980's we began developing laser technology for medical applications, and since that time have shipped approximately 5,000 lasers to 55 countries. Since the early 1990's we have focused our organizational resources on developing laser technology for use solely in the aesthetic and cosmetic laser industry. Our introduction of new dermatology/plastic surgery laser systems during the mid-1990's allowed us to expand rapidly in this area. Candela's current product line offers comprehensive and technologically sophisticated aesthetic and medical laser systems used by dermatologists, plastic surgeons and various other medical and personal care practitioners. Candela's product line includes the following innovative products:

     o GentleLASE(R) family of high energy long pulse hair removal lasers with the cool comfort of Candela's patented Dynamic Cooling Device(TM) (DCD) including the GentleLASEPlus(TM), our fastest laser for permanent hair reduction, the GentleYAG(TM), a high energy long pulse Nd:YAG laser, designed for the removal of unwanted hair for darker and tanned skin, and our most affordable laser for hair removal, the GentleLASE(TM) Limited Edition

     o Vbeam(R) pulsed dye laser, capable of treating a wide variety of vascular lesions without purpura

     o ALEXLAZR(TM), for treating pigmented lesions and tattoos

     o Smoothbeam(TM) diode laser, for non-ablative dermal remodeling of periorbital wrinkles

     o C-beam(TM) pulsed dye laser, for effective treatment of psoriasis and surgical scars

     The discretionary income of aging baby boomers continues to rise which creates new opportunities for Candela. This market segment places a premium on good health and personal appearance, and has demonstrated a willingness to pay for health and cosmetic products and services. The growing popularity of laser treatments among the general population is also spurring demand for Candela's products. Last year, Americans spent an estimated $10 billion on cosmetic procedures. Increasingly, lasers are proving an attractive alternative for eliminating unwanted hair. Still in the early stages of development, the laser hair removal market is expected to experience significant growth over the next five years.

     The Company is dedicated to developing safe and effective products. Our aesthetic laser systems are further distinguished by being among the fastest, smallest and most affordable in their respective markets. We believe that we have increasingly captured significant market share because of these product attributes and we are committed to continual innovation to meet the needs of our markets.

INDUSTRY OVERVIEW

     Medical lasers use the unique characteristics of laser light to achieve precise and efficacious therapeutic effects, often in a non-invasive manner. The precise color, concentration, and controllability of different types of laser light provide for the delivery of a wide range of specialized treatments. First introduced in the 1960's, the use of lasers for medical applications grew rapidly in the 1990's as technical advances made medical lasers more effective and reliable. Medical lasers today are used for numerous types of procedures falling into four broad categories: ophthalmic surgery, aesthetic and cosmetic procedures, general surgery, and dental procedures. Candela competes solely within the growing market for lasers performing aesthetic and cosmetic procedures including:

     o removal of unwanted hair from the face, legs, back, and other body areas

     o treatment of rosacea, facial veins and leg veins, red birthmarks, scars, stretch marks, and warts

     o reduction in the appearance of periorbital wrinkles

     o removal of pigmented lesions such as age spots, freckles and tattoos

     o psoriasis

     o other skin treatments

     Lasers produce intense bursts of highly focused light to treat skin tissues. A laser's wavelength (color), energy level, spot size and pulse width (exposure time) are optimized for the specific treatment. Hair removal and the treatment of various leg vein malformations require the deepest laser penetration for successful treatment while scars and red birthmarks (port wine stains and hemangiomas) require less laser penetration. Pigmented lesions such as sunspots, liver spots and tattoos are typically surface conditions that require the least amount of penetration. Different conditions may require the use of different types of lasers, and an active aesthetic and cosmetic practice addressing a broad range of laser procedures has need of multiple lasers.

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

     The aesthetic and cosmetic laser industry appears to be entering an era of broader based growth. The major factors converging to drive this growth are:

     o the economics of practitioners in a tough medical reimbursement environment

     o the rising discretionary income of aging baby boomers

     o the development of technology that allows for new, effective and economical procedures for conditions with large patient populations

     Aesthetic and cosmetic laser vendors, who are able to deliver lasers that are efficacious, cost effective, reliable, and easy to use, will be well positioned to take advantage of such broader-based industry growth.

     Managed care and reimbursement restrictions in the U.S. and similar constraints, such as socialized medicine, outside the U.S., are motivating practitioners to emphasize aesthetic and cosmetic procedures that are delivered on a private, fee-for-service basis. While cosmetic procedures were once the domain of plastic surgeons and dermatologists, reimbursement reductions coupled with the reliable revenue stream from private-pay procedures have piqued the interest of other specialties, including general practice physicians and obstetricians and gynecologists.

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

BUSINESS STRATEGY

     Candela continues to believe that a convergence of price, performance and technology is occurring in the aesthetic and cosmetic laser industry, driving market expansion. We believe we have the necessary infrastructure in place to capitalize on this expansion. Candela's objective is to establish itself as the leading provider of aesthetic and cosmetic lasers by using its proprietary technology and expertise in light and tissue interaction, as well as by developing market-oriented products that utilize related technologies. Our business strategy is focused on the following goals:

     o reduce product costs

     o increase penetration of our traditional customer base

     o expand our direct distribution channels domestically

     o expand our international distribution channels

     o continue investing in research and development to develop new applications that are efficacious, cost-effective, reliable and easy to use

     o broaden additional applications for our Dynamic Cooling Device

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

     EXPAND OUR DOMESTIC SALES DISTRIBUTION CHANNELS. North America presently represents almost 47% of our sales and is the largest single geographic market for our products. We have increased the size of our U.S. direct sales force to better address the needs of our traditional core markets.

     EXPAND OUR INTERNATIONAL DISTRIBUTION CHANNELS. Outside of the U.S. we continue to strengthen our long-standing positions in Europe and Japan and are seeking to expand our markets in Asia and Latin and South America. We currently have direct sales offices in Madrid, Frankfurt, Paris, Bangkok, Osaka, Nagoya and Tokyo. Over the past year we increased the number and improved the quality of our international independent distributor channel. We currently utilize 49 independent distributors in 55 countries.

     CONTINUE INVESTING IN R&D. We believe that investment in research and development is necessary to remain a leader in the aesthetic and cosmetic laser market. Our research and development approach is to develop high-quality, reliable, and affordable products that continue to address existing markets and allow us to enter and expand into larger markets, such as acne therapy. Our research and development staff works closely with our marketing and operations groups to ensure our goals are met. Our strategy has been to drive technology that is market applicable and addresses voids in the marketplace. To that end, Candela will continue to apply technologies to reduce the size and complexity of its technology and products, increase the speed and ease with which therapeutic applications can be delivered, improve its ability to build and deliver lasers at affordable prices, and address expanding therapeutic applications and markets. Candela has numerous research and development arrangements with leading hospitals and medical laboratories in the U.S. and Europe.

     BROADEN ADDITIONAL APPLICATIONS FOR OUR DYNAMIC COOLING DEVICE ("DCD"). Recently, the aesthetic and cosmetic laser market has begun to recognize the importance of effective cooling delivery systems for laser treatment, especially in such large market segments as hair removal and treatment of leg veins, vascular lesions, wrinkles and psoriasis. We intend to broaden the incorporation of DCD into all of our lasers and believe by doing so we can address major new market opportunities.

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

     The end markets for cosmetic laser procedures encompass broad and growing patient groups, including aging "baby boomers" as well as younger age groups. According to the U.S. Census Bureau, at the end of 1998 the number of "baby boomers" in the 35 to 54 age range was approximately 80 million, representing more than 29% of the total U.S. population. This large population group has exhibited a strong demand for aesthetic and cosmetic procedures. We believe that as the cost of treatments decreases and the popularity of laser cosmetic procedures such as hair removal increases, the target market for these procedures will expand beyond the baby boomers to include a broad range of women and men aged 17 to 65. Demographic factors similar to the U.S. underlie the growth of the aesthetic and cosmetic laser market outside of the U.S. as well.

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

     We believe the market for laser-based hair removal will grow as the customer compares laser treatments to other hair removal methods that are currently available. The benefits of laser treatment include:

     o significant longer term cosmetic improvement

     o treatment of larger areas in each treatment session

     o less discomfort during and immediately after procedures

     o reduced procedure time and number of treatments

     o reduced risk of scarring and infection

     o non-invasive procedures

     o no risk of cross-contamination

     VASCULAR LESIONS. Benign vascular lesions are abnormal, generally enlarged and sometimes proliferating blood vessels that appear on the surface of the skin as splotches, dots, bulges, and spider shapes in a variety of colors ranging from red to purple. Different types of benign vascular lesions include the following:

     o rosacea, which is the dilation of capillaries in the cheeks, nose, forehead and chin

     o telangiectasias, more commonly referred to as spider veins, appearing on the face and other parts of the body

     o varicose veins, which are large veins greater than 1mm in diameter and often bulge above the skin surface

     o leg telangiectasias, which are smaller spider veins up to 1mm in diameter appearing as single strands

     o port wine stains, which are vascular birthmarks characterized by a red or purple discoloration of the skin

     o hemangiomas, which are protuberances that consist of dilated vessels, which often appear on newborns within one month of birth

     o stretch marks and scars

     Varicose leg veins typically result when damaged valves cause blood to stagnate rather than be pumped back to the heart, causing the vein walls to stretch and bulge. Varicose veins affect a significant portion of the U.S. adult population and increase in prevalence with age. To date, treatment for varicose veins has been predominantly performed on women. Other benign vascular lesions include port wine stains, hemangiomas, and facial and truncal telangiectasias or spider veins. It is estimated that in 1997 there were approximately 661,000 procedures performed in the U.S. to remove vascular lesions and the number of procedures is expected to increase to an estimated 2.6 million in 2002. While procedural data is less available internationally, it is estimated that worldwide procedures will grow to 5 million in 2002.

     PIGMENTED LESIONS/TATTOOS: Benign pigmented lesions can be both epidermal, on the outer layer of skin, and dermal, on the inner-most layer of skin, natural or man-made (tattoos), and can constitute a significant cosmetic problem to those who have them. Laser treatment of pigmented lesions is primarily performed in international markets, especially in Asia.

     SKIN REJUVENATION: Skin rejuvenation is one of the fastest growing segments of the aesthetic laser market, with sales projected to increase from $140 million in 2001 to over $650 million in 2003. A significant percentage of the population suffers from fine lines and wrinkles or older looking skin as a result of the normal aging process. This is the primary group of candidates for non-ablative laser treatment. While the market for skin rejuvenation is greatest in the U.S., significant opportunities abound in international markets where there is an aging demographic, such as Japan, or a high prevalence of photodamaged skin, such as Australia and Latin/South America.

     PSORIASIS: The National Psoriasis Foundation estimates that psoriasis afflicts more than 7 million Americans and that between 150,000 and 260,000 new cases are diagnosed each year. Candela received FDA clearance in 2001 to market a pulsed dye laser for the treatment of psoriasis. The new laser specifically treats recalcitrant psoriatic plaque safely and effectively and began shipping during fiscal year 2002.

     Internationally, Candela is positioned for significant growth, with investments in product development aimed specifically toward global markets. Other internationally focused investments include an expansion of our distribution channels, both in affiliate offices and in an expansion in Japan and some parts of Asia. In fact, more than half of Candela sales are from markets outside the U.S.


CANDELA'S PRODUCTS

     We research, develop, manufacture, market, sell and service lasers used to perform procedures addressing patients' aesthetic, medical and cosmetic concerns. We offer a comprehensive range of products based on proprietary technologies. Our products focus on the major aesthetic and cosmetic laser applications including:

     o hair removal

     o non-invasive treatment of facial and leg veins and other benign vascular lesions

     o rosacea

     o removal of benign pigmented lesions such as age spots and tattoos

     o treatment of scars and stretch marks

     o wrinkle reduction

     o psoriasis

     o other skin treatments

     Laser technology forms the basis for most of our products. Our patented technology uses thermal energy generated by an intense pulsed laser light source to selectively eliminate unwanted skin blemishes without damaging the surrounding healthy tissue, and to remove facial or other unwanted hair throughout the body. Candela's objective is to establish itself as the leading provider of aesthetic and cosmetic lasers by continually striving to develop smaller, faster, and less expensive devices. Candela has been a pioneer in the laser industry. From the start, our mission has been to lead the way in the development of innovative laser products. Significant innovations include:

     DYNAMIC COOLING DEVICE(TM). The Dynamic Cooling Device ("DCD") selectively cools only the top layer of the skin, while leaving the targeted underlying hair follicle, vein or other structure at normal temperature. As a result, higher levels of laser energy can be delivered during treatment, while minimizing thermal injury, pain, and the inconvenience associated with anesthetics. The design of the hand-held DCD enables the practitioner to clearly see the area being treated, and the combined efficiency of the lasers and DCD reduces the risks of over treatment. The DCD delivers just the right amount of cooling quickly and consistently. Currently, DCD is available as an option on several Candela laser systems.

     GENTLELASE(R) FAMILY. The GentleLASEPlus(TM) is a high-energy, long-pulse solid-state laser that generates laser light in the near infrared wavelength range. It is used for both hair removal and the treatment of large (1mm or larger) leg veins. The technology incorporated in the GentleLASEPlus(TM) uses intense pulsed light energy directed through an Alexandrite rod, which achieves selective heating while keeping the temperature of the skin below its damage threshold. The longer Alexandrite laser wavelength enables GentleLASEPlus(TM) to penetrate skin surfaces deeper than traditional Ruby lasers, and the large spot size (18mm) is the industry's largest.

     Hair removal typically requires three to five treatments to achieve efficacious results due to the growth cycle of hair follicles. A typical treatment can range from approximately $200 for an upper lip and chin procedure to as much as $1,000 per treatment for the back or chest.

     The other systems of the GentleLASE(R) family are the GentleLASE Limited Edition(TM), our most affordable hair removal laser, and the GentleYAG(TM), a high energy long pulse Nd:YAG laser, designed for the removal of unwanted hair and leg veins for darker and tanned skin.

     VBEAM(R). The Vbeam(R) delivers the safety and efficacy of the clinically proven pulsed dye laser (PDL) while minimizing the problematic side effects of postoperative bruising, commonly referred to as purpura. It features Candela's patented Dynamic Cooling Device(TM) (DCD) to protect the epidermis. The system comes in a choice of four colors, an industry first, and is priced very competitively. Vbeam(R) provides treatment of facial spider veins, port wine stains, leg telangiectasias, hemangiomas, poikiloderma, rosacea, scars, warts, stretch marks, vulvodynia, and other vascular abnormalities in adults, children and infants. The Vbeam(R)'s user-adjustable laser pulse duration (0.45-40msec) features Candela's ultra-long pulse duration, the longest offered in a dye laser. Most treatments of vascular lesions cost between $300 and $800, depending on the length and the type of procedure. The combination of Vbeam(R) and GentleLASE(R) offers the capability to treat a majority of leg veins in patients seeking treatment. A predecessor product to Vbeam(R), the SPTL-1b, is currently marketed in Japan, pending Ministry of Health approval of Vbeam(R). The Vbeam(R) was initially cleared by the FDA for marketing in the U.S. in January 2000, and has since received additional clearance for the treatment for facial wrinkles.

     ALEXLAZR(TM). A short-pulsed solid-state laser, which emits near-infrared light for the non-invasive removal of tattoo pigments and pigmented lesions such as freckles and Nevus of Ota, a bluish colored, non-vascular, pigmented lesion, generally found among persons of Asian descent. The ALEXlazr(TM) was cleared by the FDA for marketing for these uses in the U.S. in 1994. The ALEXlazr(TM) has a fiber optic delivery system that produces an even beam distribution without hot spots. Its wavelength maximizes beam penetration, providing positive results with deeper pigments and is effective in the removal of most tattoo pigments.

     SMOOTHBEAM(TM). Introduced in March 2001, the Smoothbeam(TM) diode laser heats collagen in the upper dermis, stimulating new collagen deposition for the improvement of periorbital wrinkles. The system is small, easily portable and available in four unique colors to ideally complement the practice environment. Candela has since filed a separate application with the FDA for marketing Smoothbeam(TM) for the treatment of back acne.

     C-BEAM(TM). Introduced in February 2002, the C-beam(TM) is a pulsed dye laser used for the treatment of psoriasis, wrinkles and surgical scars. The system has a very low risk profile; moreover, it is small in size, affordable, and offers few treatment sessions for effective results.

SALES AND DISTRIBUTION

     We market and sell our products in more than 55 countries. Separate regional executives in North America, Latin and South America, Japan, Asia, Europe and the Middle East manage our marketing, selling and service activities through a combination of direct personnel and a network of independent distributors.

     The mix of direct sales and distributors varies by region. Generally, our distributors enter into a 2-3 year exclusive agreement during which they typically agree not to sell our competitors' products. Our sales strategy is to choose the most productive and practicable distribution channel within each of our geographic markets.

     We sell products in the U.S. primarily through our direct sales force to our traditional customer base of dermatologists and cosmetic surgeons. Outside the U.S. we sell our products in Western Europe, Japan, Latin and South America, the Middle East, and the Pacific Rim through direct sales offices and distribution relationships. We have a total of 61 employees in our direct sales offices in Madrid, Frankfurt, Bangkok, Paris, Tokyo, Nagoya and Osaka. We have established distribution relationships throughout Europe, Japan, Africa, Latin and South America, and the Middle East. Outside the U.S. we currently utilize 49 distributors in 55 countries.

     The following chart shows data relating to Candela's international activities during each of the last three fiscal years by geographic region. Revenue generated from regions other than the U.S. includes sales from Candela's German, Spanish, French, and Japanese subsidiaries, as well as sales shipped directly to international locations from the U.S.

                                                 JUNE 29,        JUNE 30,        JULY 1,
REVENUES:                                          2002            2001           2000
                                                   ----            ----           ----
(000)
United States and Canada                         $ 28,801         $28,694       $ 36,353
Japan and the Far East                             20,157          20,935         24,005
Europe                                             11,693          14,451         14,608
United States shipments to other regions              896             692            424
                                                 --------        --------       --------
Total revenue                                    $ 61,547        $ 64,772       $ 75,390
                                                 ========        ========       ========

SERVICE AND SUPPORT

     We believe that quick and effective delivery of service is important to our customers. We strive to respond to service calls within 24 hours and to complete the call within 48 hours to minimize practitioner disruption. Our principal service center and parts depot is located at our Wayland, Massachusetts headquarters. Parts depots are also located at our sales offices in Japan, Thailand, Spain, Germany and France. Independent distributors also maintain parts depots.

     We also believe a highly trained and qualified service staff is key to product reliability. Distributors and subsidiaries have the primary responsibility of servicing systems within their territories. Their service personnel are required to attend formal training to become certified. In addition, we have service and technical support staff in each of our markets worldwide.

     Product maintenance and repair following the warranty period provides an additional recurring source of revenue. Customers may elect to purchase a service contract or purchase service on a time-and-materials basis. Our service contracts vary by the type of systems and the level of services desired by the customer and typically last for a 12 to 24 month period after the initial warranty period expires. Initial warranties on most laser products cover parts and service for twelve months. One of our products, the Vbeam(R) laser system, comes with a standard 3-year warranty that includes maintenance and a specified level of consumables.

     Candela emphasizes education and support of its customers. Our recommended preventive maintenance, coupled with continuing technical education for service representatives, helps to ensure product reliability. After a sale, a Candela-qualified service engineer installs the system at the customer site by performing validation tests to ensure the system is operating properly. Before or after installation, a nurse clinician is available to provide the practitioner with training and clinical support.

MANUFACTURING

     We design, manufacture, assemble, and test our branded products at our Wayland, Massachusetts facility. Ensuring adequate and flexible production capacity, continuous cost reduction, and superior product quality are top priorities of our manufacturing organization. We achieve our goals by:

     o working closely with the research and development organization, including significant early involvement in product design,

     o continually improving our just-in-time manufacturing and inventory processes, and

     o effectively managing a limited number of the most qualified suppliers.

     Our facility has ISO 9001 certification and EN 46001 registration. ISO 9001 certification provides guidelines for the quality of company systems associated with the design, manufacture, installation, and service of company products. EN 46001 standards are European quality requirements specifically relating to the design of medical devices.

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

RESEARCH AND DEVELOPMENT

     We believe that our advanced research and engineering activities are crucial to maintaining and enhancing our business, and we are currently conducting research on a number of applications. We believe that our in-house research and development staff has demonstrated its ability to develop innovative new products that meet evolving market needs. Our core competencies include:

     o applied laser physics and technology

     o new imaging methods

     o tissue optics

     o photochemistry

     o laser-tissue interaction

     o clinical research

     o engineering and design of medical laser devices

     As we discover new technologies or applications with commercial potential, we assemble a team to develop the new product or application in cooperation with leading physicians and medical and research institutions. In the U.S. in particular, we must receive FDA clearance before marketing new products or applications.

     Our research and development team works with our operations group to design our products for ease of manufacturing and assembly and with our marketing group to respond to market opportunities. We believe this interaction between functional groups facilitates the introduction of new products with the right balance of features, performance, quality, and cost. To date our research and development effort has relied primarily on internal development building on our core technologies rather than through acquisition.

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

CUSTOMERS

     We currently sell our products primarily to physicians. The majority of our customers choose to finance their purchases through independent leasing companies. Our sales are not dependent on any single customer or distributor, and Candela continues to expand its distribution channel in the U.S. through a direct sales force. Our customers are located in more than 55 countries. We continue to target the estimated 6,000 electrologists in the U.S. as potential customers for GentleLASEPlus(TM) for hair removal, positioning GentleLASEPlus(TM) as an adjunct to traditional electrolysis methods.

COMPETITION

     Competition in the aesthetic and cosmetic laser industry is intense and technological developments are expected to continue at a rapid pace. Although there are several manufacturers of aesthetic and cosmetic lasers, we believe Candela is one of only a few companies that offer a broad range of products able to address multiple applications. Unlike Candela, few of our competitors focus exclusively on the cosmetic and aesthetic laser market. We compete on the basis of proprietary technology, product features, performance, service, price, and reputation. Some of our competitors have greater financial, marketing, and technical resources than we do; moreover, some competitors have developed, and others may attempt to develop, products with applications similar to ours.

     We believe that many factors will affect our competitive position in the future, including our ability to:

     o develop and manufacture new products that meet the needs of our markets

     o respond to competitive developments and technological changes

     o manufacture our products at lower cost

     o retain a highly qualified research and engineering staff

     o provide sales and service to a worldwide customer base

     o improve product reliability

PROPRIETARY RIGHTS

     We own several U.S. and foreign patents and have one foreign and four U.S. patent applications pending to protect our rights in certain technical aspects of our hair removal, benign vascular lesion, pigmented lesion, and other laser systems. The expiration dates for our issued U.S. patents range from December 8, 2006 to December 6, 2019.

     In addition to our portfolio of patents issued and pending, we license patented technology from third parties. We use DCD under a license agreement to patent rights owned by the Regents of the University of California. In August 2000 we entered into an agreement to amend the license agreement whereby in exchange for an exclusivity fee of approximately $1.7 million, which was prepaid in full, Candela obtained exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch, Inc ("Cool Touch")) in the following fields of use: procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, Inc., a subsidiary of New Star Technology, Inc., obtained a license to the DCD on a co-exclusive basis with Candela, in certain narrower fields of use. Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of Candela. Candela is entitled to one-half of all royalty income payable to the Regents from Cool Touch. Under the amended agreement, Candela no longer is required by the Regents to negotiate sublicenses to third parties. However, Candela is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use.

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

GOVERNMENT REGULATION

     FDA'S PREMARKET CLEARANCE AND APPROVAL ("PMA") REQUIREMENTS. Unless an exemption applies, each medical device that we wish to market in the U.S. must receive either "510(k) clearance" or PMA in advance from the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process usually takes from four to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain and generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

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

     To date, the FDA has deemed our products to be class II devices eligible for the 510(k) clearance process. We believe that most of our products in development will receive similar treatment. However, we cannot be certain that the FDA will not deem one or more of our future products to be a class III device and impose the more burdensome PMA approval process.

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

     FOREIGN REGULATION. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Companies are now required to obtain the CE Mark prior to sale of certain medical devices within the European Union ("EU"). During this process, the sponsor must demonstrate compliance with ISO manufacturing and quality requirements.

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

PRODUCT LIABILITY AND WARRANTIES

     Our products are generally covered by a one-year warranty, with an option to purchase extended service contracts after the time of sale, except for our Vbeam(R) product which is covered by a standard three-year warranty. We set aside a reserve based on anticipated warranty claims. We believe such reserves to be adequate, but in the event of a major product problem or recall, such reserves may be inadequate to cover all costs, and such an event could have a material adverse effect on our business, financial condition, and results of operations.

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

THE SKIN CARE CENTERS

     In June 1996, we began an effort to own and operate skin care centers offering cosmetic laser treatments utilizing our equipment along with other cosmetic services traditionally offered by high-end spas. We pursued this strategy by purchasing an operating spa in Boston in 1996. In March 1997, we opened a new facility in Scottsdale, Arizona, with no pre-existing customer base. We subsequently decided to reduce our focus on our skin care center efforts. We closed our Scottsdale, Arizona facility in the quarter ended December 27, 1997, and in January of 1999 ceased to offer aesthetic laser procedures at our Boston skin care center, although we continue to offer health and beauty services from this location. We have subleased the Scottsdale facility as of the third quarter of fiscal 2002 and we are actively seeking buyers to assume the lease and purchase the assets of the Boston facility in order to concentrate on our core business of manufacturing and servicing advanced aesthetic laser systems.

EMPLOYEES

     As of July 31, 2002, we employed 310 people in the following areas of our organization:

     o 29 in research, development, and engineering

     o 45 in manufacturing and quality assurance

     o 30 in service positions

     o 39 in sales and marketing

     o 27 in finance and administrative positions and all others

     o 79 in our clinic and health spa subsidiary, including both full and part-time employees

     o 61 in our international sales and service subsidiaries

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

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 revises the standards of accounting for goodwill and indefinite lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The accounting standards of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 (fiscal 2003). The Company does not believe the adoption of this statement will have any impact on the earnings or financial position of the Company.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002 (fiscal 2003). The Company does not believe the adoption of SFAS No. 143 will have an impact on its financial position, results of operations, or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 by requiring one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001 (fiscal 2003). The Company does not believe the adoption of SFAS No. 144 will have an impact on its financial position, results of operations, or cash flows.

ITEM 2. PROPERTIES.

     We lease a facility totaling approximately 35,000 square feet for our operations in Wayland, Massachusetts, which is located approximately 20 miles west of Boston. The lease on this facility was amended in April 2002 to extend the expiration date to March 2006. Candela's management believes that its current facilities are suitable and adequate for our near-term needs.

     Candela's subsidiaries currently lease the following facilities:

     o Candela Skin Care Center of Scottsdale, Inc., 7,555 square feet located in Scottsdale, AZ. The lease on this facility is for a period of ten years, expiring on June 30, 2006, with a provision for two five-year extensions. On November 1, 2001, the Scottsdale facility was subleased, although sublease payments were not scheduled to begin until April 2002. As part of the sub-lease agreement, Candela will pay one month of rent in each of fiscal years 2003, 2004 and 2005. These future rent payments have been accounted for in our restructuring reserve.

     o Candela Skin Care Center of Boston, Inc., 20,728 square feet located in Boston, MA. The lease on this facility is for a period of 15 years, and commenced on June 1, 1994.

     o Candela KK. - Tokyo office. The lease on this 400 square meter facility is for a period of 3 years, expiring on May 23, 2005.

     o Candela KK - Osaka office. The lease on this 91 square meter facility is for a period of 2 years, expiring on May 31, 2003.

     o Candela KK - Nagoya office. The lease on this 49 square meter facility is for a period of 2 years, expiring on November 14, 2002.

     o Candela Iberica, S.A., 191.25 square meters located in Madrid, Spain. The lease contract is automatically extended each month until written notice is given.

     o Candela Deutschland GmbH. The office is located in Neu Isenberg, Germany. The lease is for a period of 5 years and expires on October 31, 2006.

     o Candela France SARL. The office is located in Gometz le Chatel, France. The lease is for a period of 9 years, expiring on May 1, 2011.

     o Bangkok, Thailand. The Manager of Pacific Rim operations resides and operates out of a leased residence in Bangkok, Thailand.

ITEM 3. LEGAL PROCEEDINGS.

     During Candela's second fiscal quarter ended December 29, 2001, Candela notified Physicians Sales and Service, Inc. ("PSS"), a division of PSS World Medical, Inc., that Candela was terminating its exclusive Distribution Agreement between Candela and PSS due to PSS's failure to pay outstanding invoices totaling approximately $2.3 million. These invoices arose in connection with Candela's shipment of various units of equipment to PSS pursuant to firm purchase orders received by Candela from PSS. These invoices arose as of June 30, 2001, and were due and payable in full on or before September 30, 2001. After receiving the Notice of Termination from Candela, PSS filed a lawsuit against Candela in Middlesex County Superior Court in Massachusetts as well as a demand for arbitration pursuant to the mandatory arbitration clause in the distribution agreement. Both of PSS's complaints allege breach of contract, a violation of the Massachusetts Unfair Trade Practices Act, breach of the covenant of good faith and fair dealing, promissory estoppel and intentional interference with contractual relations resulting from Candela's termination of its distribution agreement with PSS. PSS's motion for injunctive relief was denied, and Candela's motion to stay the lawsuit pending the outcome of arbitration was allowed. Candela has filed counterclaims in the arbitration for breach of contract and unfair competition, among other claims, and seeking payment on all outstanding invoices. The arbitration proceeding is in discovery at this time. Candela believes that PSS's claims are without merit and intends to vigorously prosecute its claim for payment of outstanding amounts and to defend against all of PSS's claims in the arbitration proceeding.

Candela is carrying a reserve of $300,000 included in its reserve for bad debts as of the end of fiscal year 2002 to safeguard against the risk of some nonpayment by PSS. Since PSS has challenged its obligation to pay any of the $2.3 million of invoices at issue in the arbitration, if Candela were to lose the arbitration proceeding, such loss would have a material adverse effect on Candela.

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

     At September 24, 2002, there were approximately 372 holders of record of the Company's common stock and the closing sale price of the Company's common stock was $4.20.

     The following table sets forth quarterly high and low closing sales prices of the common stock for the indicated fiscal periods:

                              HIGH       LOW
FISCAL 2002
      First Quarter           $ 7.35     $5.00
      Second Quarter            5.14      3.45
      Third Quarter             5.45      3.55
      Fourth Quarter            6.10      4.37

FISCAL 2001
      First Quarter           $13.44     $9.25
      Second Quarter           10.69      5.25
      Third Quarter             9.13      5.38
      Fourth Quarter            7.98      6.50

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

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                    FOR THE YEAR ENDED
                                                                         ------------------
                                               JUNE 29,         JUNE 30,        JULY 1,         JULY 3,        JUNE 27,
CONSOLIDATED STATEMENT OF OPERATIONS DATA:       2002             2001           2000            1999            1998
                                                 ----             ----           ----            ----            ----
REVENUE:
Lasers and other products                     $   45,957      $   48,376     $   60,340      $   46,708     $    25,917
Product related service                           12,731          12,498         11,320           8,801           8,405
Skin care centers                                  2,859           3,899          3,730           3,079           2,703
                                              -----------    ------------    -----------    ------------   -------------
Total revenue                                     61,547          64,772         75,390          58,588          37,025

COST OF SALES:
Lasers and other products                         20,396          21,208         22,703          18,623          11,272
Product related service                           11,205           7,676          6,802           5,715           6,954
Skin care centers                                  2,318           2,412          2,377           2,125           2,481
                                              -----------    ------------    -----------    ------------   -------------
Total cost of sales                               33,919          31,296         31,882          26,463          20,707

GROSS PROFIT:
Lasers and other products                         25,561          27,167         37,637          28,085          14,645
Product related service                            1,526           4,822          4,518           3,086           1,451
Skin care centers                                    541           1,487          1,353             954             222
                                              -----------    ------------    -----------    ------------   -------------
Total gross profit                                27,628          33,476         43,508          32,125          16,318

OPERATING EXPENSES:
Research and development                           4,644           5,575          4,822           3,998           2,399
Selling, general & administrative                 27,031          24,076         21,669          17,891          15,271
Restructuring charge (credit) (note)                (693)          1,113              0               0           2,609
                                              -----------    ------------    -----------    ------------   -------------
Total operating expenses                          30,982          30,764         26,491          21,889          20,279
                                              -----------    ------------    -----------    ------------   -------------

Income (loss) from operations                     (3,354)          2,712         17,017          10,236          (3,961)

OTHER INCOME (EXPENSE):
Interest income                                      547           1,652          1,427             115              42
Interest expense                                    (476)           (437)          (482)           (492)           (235)
Other income (expense)                               487              33            242              (3)           (123)
                                              -----------    ------------    -----------    ------------   -------------
Total other income (expense)                         558           1,248          1,187            (380)           (316)
                                              -----------    ------------    -----------    ------------   -------------
INCOME (LOSS) BEFORE INCOME TAXES                 (2,796)          3,960         18,204           9,856          (4,277)

Provision for (benefit from) income taxes           (642)          1,433          3,641           2,365             175
                                              -----------    ------------    -----------    ------------   -------------
NET INCOME (LOSS)                              $  (2,154)     $    2,547     $   14,563     $     7,491     $    (4,452)
                                              ===========    ============    ===========    ============   =============
Basic earnings (loss) per share                $   (0.21)     $     0.23     $     1.33     $      0.91     $     (0.54)
Diluted earnings (loss) per share              $   (0.21)     $     0.22     $     1.19     $      0.82     $     (0.54)
Weighted average shares outstanding               10,053          10,928         10,932           8,250           8,219

Adjusted weighted average shares
  outstanding                                     10,053          11,521         12,190           9,179           8,219

                                                                         FOR THE YEAR ENDED
                                                                         ------------------
CONSOLIDATED BALANCE SHEET DATA:               JUNE 29,       JUNE 30,        JULY 1,         JULY 3,        JUNE 27,
                                                2002            2001           2000            1999           1998
                                                -----           -----          -----           -----          ----
Cash and cash equivalents                       $ 19,628        $ 32,318       $ 34,863        $ 10,055         $ 1,615
Working capital                                   35,134          42,310         44,255          13,186           2,639
Total assets                                      67,891          74,018         73,164          36,451          22,604
Long-term debt                                     2,115           2,815          3,034           3,181             887
Total stockholders' equity                        40,853          46,975         48,563          14,023           5,395
Total liabilities and stockholders' equity        67,891          74,018         73,164          36,451          22,604

Note: The following events are related to the restructuring reserve:

During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2.6 million resulting from the closure of the skin care center located in Scottsdale, Arizona.

During the quarter ended June 30, 2001, an additional restructuring charge of $1.1 million was recorded resulting from the change in estimate of future sublease payments regarding the skin care center located in Scottsdale, Arizona and an asset impairment charge of $640,000 was recorded for the long-lived assets, principally, leasehold improvements, located at the skin care center located in Boston, Massachusetts.

During the quarter ended March 30, 2002, the restructuring charge for the skin care center in Scottsdale, Arizona was reduced by $693,000 to reflect the reduction in future lease payments due to the sub-lease of that property.

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

OVERVIEW

     We research, develop, manufacture, market, sell and service lasers used to perform aesthetic and cosmetic procedures. We sell our lasers principally to medical practitioners. Candela markets its products directly and through a network of distributors to end users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently, we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists, and general and vascular surgeons. We derive our revenue from: the sale of lasers and other products; the provision of product related services; and the operations of our skin care center.

     Domestic and international product sales are generated principally through our direct sales force based in the U.S. and seven international offices. Prior to fiscal 1999, a relatively small portion of our sales came through our network of independent distributors. In December 1998, we entered into an exclusive distributorship arrangement with Physician Sales and Service (PSS). Sales to distributors for the years ended June 30, 2001 and July 1, 2000, increased as a result of this arrangement. In fiscal year 2002, we announced our decision to terminate our relationship with PSS and use a direct sales force to service the sales channels previously serviced by that distributor.

     We typically assemble products in our Wayland, Massachusetts, facility in the quarter in which they are shipped, and backlog has not been significant. We experience some seasonal reduction of our product sales in the quarter ending in September due to the summer holiday schedule of physicians and their patients.

     All product shipments include a standard 12-month parts and service warranty except for Vbeam products which include a standard 3-year warranty. The anticipated cost associated with the warranty coverage is accrued at the time of shipment as a cost of sales charged to product related service costs. Any costs associated with product installation are also recognized as costs of product related service. Both such anticipated and actual costs have no associated revenue and therefore reduce the gross profit from product related service revenue.

     Product related service revenue consists of revenue from maintenance and repair services and the sale of spare parts and consumables. We derive revenue from extended service contracts, which are typically for a 12 or 24 month period, and the revenue is initially deferred and recognized over the life of the service contract. In addition, we provide on-site service worldwide on a time-and-materials basis directly or through our distributors.

     In June 1996, we began an effort to own and operate skin care centers offering cosmetic laser treatments utilizing our equipment, along with providing other cosmetic services traditionally offered by high-end spas. We pursued this strategy by purchasing an existing spa in Boston in 1996 and by opening a new skin care center in Scottsdale, Arizona in March 1997. We subsequently decided to reduce our focus on our skin care center efforts and to renew our commitment to our core aesthetic and cosmetic laser business. During fiscal 1998, we closed the Scottsdale facility because it had failed to generate any material revenue, recorded a restructuring charge, and established a reserve in the amount of $2.6 million representing the anticipated cost associated with this closure, less assumed future sublease payments. During fiscal 2001, we recorded an additional restructuring charge of $1,113,000 as no sub-lessee had been located for the facility. During fiscal 2002, the Scottsdale property was subleased and the restructuring charge was reversed by $693,000. In January 1999, we ceased to offer aesthetic laser procedures at our Boston skin care center, but we continue to provide personal care and health and beauty services from this location. We are actively seeking buyers to assume the lease and purchase the assets of the Boston facility. During the quarter ended June 30, 2001, the Company determined that impairment indicators existed relating to its skin care/health spa services. In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," the Company evaluated the recoverability of its spa-related long-lived assets, and determined that the estimated future undiscounted cash flows were below the carrying value of the spa-related long-lived assets at June 30, 2001. Accordingly, the Company charged off all remaining undepreciated long-lived spa-related assets of approximately $640,000.

     International revenue, consisting of sales from our subsidiaries in Germany, France, Spain, and Japan, and sales shipped directly to international locations from the U.S., during the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000 represented 53%, 55% and 52% of total sales, respectively.

     Our fiscal year consists of the 52 or 53-week period ending on the Saturday closest to June 30 of each year. The years ended June 29, 2002, June 30, 2001 and July 1, 2000 each contained 52 weeks.

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

     REVENUE RECOGNITION. Our policy is to recognize revenue upon shipment of our products to our customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until collectibility is reasonably assured.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of customers when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer's account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available.

     As of June 29, 2002, our accounts receivable balance of $23,827,000 is reported net of allowances for doubtful accounts of $981,000. We believe our reported allowances at June 29, 2002, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made.

     INVENTORY RESERVES. As a designer and manufacturer of high technology equipment, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of June 29, 2002, our inventory of $12,118,000 is stated net of inventory reserves of $1,804,000. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional inventory reserves may be required.

     PRODUCT WARRANTIES. Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at June 29, 2002, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

     CONTINGENCIES. The Company is subject to proceedings, lawsuits and other claims. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company records charges for the costs it anticipates incurring in connection with litigation and claims against the Company when management can reasonably estimate these costs.

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

                                                                   FOR THE YEAR ENDED
                                                                  --------------------
                                                       JUNE 29,           JUNE 30,          JULY 1,
CONSOLIDATED STATEMENT OF OPERATIONS DATA:               2002               2001             2000
                                                         ----               ----             ----
REVENUE MIX:
Lasers and other products                                74.7%              74.7%           80.0%
Product related service                                  20.7%              19.3%           15.0%
Skin care centers                                         4.6%               6.0%            4.9%
                                                 --------------    ---------------    ------------
Total revenue                                           100.0%             100.0%          100.0%

OPERATING RATIOS:
GROSS PROFIT:
Lasers and other products                                55.6%              56.2%           62.4%
Product related service                                  12.0%              38.6%           39.9%
Skin care centers                                        18.9%              38.1%           36.3%
                                                 --------------    ---------------    ------------
Total gross profit                                       44.9%              51.7%           57.7%

OPERATING EXPENSES:
Research and development                                  7.5%               8.6%            6.4%
Selling, general & administrative                        43.9%              37.2%           28.7%
Restructuring charge                                     (1.1%)              1.7%            0.0%
                                                 --------------    ---------------    ------------
Total operating expenses                                 50.3%              47.5%           35.1%

Income from operations                                   (5.4%)              4.2%           22.6%
Total other income (expense)                              0.9%               1.9%            1.5%
                                                 --------------    ---------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                        (4.5%)              6.1%           24.1%

Provision for (benefit from) income taxes                (1.0%)              2.2%            4.8%
                                                 --------------    ---------------    ------------
NET INCOME (LOSS)                                        (3.5%)              3.9%           19.3%
                                                 ==============    ===============    ============

FISCAL YEAR ENDED JUNE 29, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

    REVENUE. Total revenue declined 5% to $61.5 million in fiscal 2002 from $64.8 million in fiscal 2001. International revenue, consisting of sales from our subsidiaries in Germany, Spain, France and Japan, and sales shipped directly to international locations from the U.S., was 53% of total revenue for fiscal 2002 in comparison to 55% for fiscal 2001. Laser and product revenue decreased 5% to $45.9 million in fiscal 2002 from $48.4 million in fiscal 2001. Lower unit sales of the GentleLASE(R) and AlexLAZR(TM) products contributed approximately $6.3 million to the decrease in product sales from fiscal 2001 to 2002 but were offset by an increase in Vbeam(R) unit sales of approximately $3.4 million and an increase in Smoothbeam(TM) sales of $1.2 million. Product-related service revenue remained relatively constant at $12.5 million in fiscal 2001 and $12.7 million in fiscal 2002. Skin care center revenue decreased 28.2% to $2.8 million in fiscal 2002 compared to $3.9 million in 2001, due primarily to decreases in customer traffic. We expect that increases in unit sales of Vbeam(R), Smoothbeam(TM) and C-beam(TM) products will outpace continued declines in average selling prices and unit volumes of the GentleLASE(R) and AlexLAZR(TM) products during fiscal 2003.

     GROSS PROFIT. Gross profit decreased to $27.6 million or 44.9% of revenue in fiscal 2002 from $33.5 million or 51.7% of revenue in fiscal 2001 mainly as a result of increased warranty costs associated with the Vbeam products and the decline in margins at the skin care center. Gross profit on lasers and other products decreased slightly from $27.2 million or 56% in fiscal 2001 to $25.6 million or 56% in fiscal 2002. Gross profit for product related service revenue in fiscal 2002 decreased to $1.5 million or 12% of revenue compared to $4.8 million or 39% of revenue for fiscal 2001. The decrease in product related service gross profit is due primarily to increased warranty costs associated with the Vbeam products. The increase in Vbeam warranty costs was largely due to the one-time replacement of a component of the system and these costs are not expected to reoccur in fiscal 2003. Skin care center gross profit for fiscal year 2002 decreased to $0.5 million or 19% of revenue in comparison to $1.5 million or 38% of revenue for fiscal year 2001 resulting from a combination of a decrease in the number of services performed and the sale of retail inventory at reduced margins.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development spending for fiscal 2002 decreased 17% to $4.6 million, from $5.6 million for fiscal 2001. The decrease in research and development expense reflects reductions in personnel and other cost cutting initiatives.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 12.0% to $27.0 million in fiscal 2002, from $24.1 million in fiscal 2001. An aggressive commission plan to rebuild our domestic sales force contributed approximately $2 million to the increase in selling expenses in fiscal 2002 over fiscal 2001. An increase of $300,000 for bad debt expense related to the PSS dispute, and a $300,000 increase in market studies also contributed to higher general and administrative costs in fiscal 2002 over fiscal 2001. Selling, general and administrative expenses were 44% of revenue in fiscal 2002 compared to 37% for fiscal 2001.

     IMPAIRMENT CHARGE. During the quarter ended June 30, 2001, the Company determined that impairment indicators existed relating to its skin care/health spa services. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," the Company evaluated the recoverability of its spa-related long-lived assets. The Company determined that the estimated future undiscounted cash flows were below the carrying value of the spa-related long-lived assets at June 30, 2001. Accordingly, the Company wrote off as selling, general and administrative expense all remaining spa-related long-lived assets, principally leasehold improvements, of $640,000.

     RESTRUCTURING CHARGE. During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2.6 million, which assumed a sublease of the premises, resulting from the closure of the skin care center located in Scottsdale, Arizona. During fiscal 2001, we incurred an additional charge of $1.1 million because we had been unable to sublease the property. During fiscal 2002, we secured a sublease for the property and reversed the restructuring reserve by $693,000 which represents the future sublease payments to be received from the sublessee.

     OTHER INCOME/EXPENSE. For the fiscal year ended June 29, 2002, total other income declined to $0.6 million from $1.2 million for the fiscal year ended June 30, 2001. Interest income decreased approximately $1.1 million in fiscal 2002 as compared to fiscal 2001 due to lower levels of cash invested at lower interest rates. This decrease was partially offset by a $400,000 gain arising from the effects of currency fluctuations.

     INCOME TAXES. The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. The Company recorded a 23% effective tax rate for the year ended June 29, 2002, compared to the year ended June 30, 2001, in which the Company recorded a 36% tax rate. The benefit from income taxes for the year ended June 29, 2002, includes a tax benefit for taxable losses in the U.S. offset by a tax provision calculated for taxable income generated in Japan and Spain at rates in excess of the U.S. statutory tax rate.

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JULY 1, 2000

    REVENUE. Total revenue declined 14% to $64.8 million in fiscal 2001 from $75.4 million in fiscal 2000. International revenue, consisting of sales from our subsidiaries in Germany, Spain, France and Japan, and sales shipped directly to international locations from the U.S., was 55% of total revenue for fiscal 2001 in comparison to 52% for fiscal 2000. Laser and product revenue decreased 19.8% to $48.4 million in fiscal 2001 from $60.3 million in fiscal 2000. This decrease was due to a shortfall in the second quarter of fiscal 2001, caused by a lack of orders from a major US distributor, combined with a decline in the average selling price of the GentleLASE(TM), our highest volume selling laser. Product-related service revenue increased 10.6% to $12.5 million in fiscal 2001 from $11.3 million in fiscal 2000. This increase was attributable to increased shipments of consumables used with our Vbeam(R), GentleLASE(R), and Smoothbeam(TM) products as well as an increase in the sale of extended service contracts. Skin care center revenue increased 5.4% to $3.9 million in fiscal 2001 compared to $3.7 million in 2000, due to increased marketing and promotional activities for our Boston Spa.

     GROSS PROFIT. Gross profit decreased to $33.5 million or 51.7% of revenue in fiscal 2001 from $43.5 million or 57.7% of revenue in fiscal 2000 mainly as a result of an increase in sales discounts, effects of a fluctuating foreign currency market, and sales of lower margin systems, in comparison to sales of higher margin GentleLASE(R) and Vbeam(R) systems during fiscal 2000. Gross profit on lasers and other products decreased to $27.2 million or 56% in fiscal 2001 compared to $37.6 million or 62% in fiscal 2000. Gross profit for product related service revenue in fiscal 2001 slightly increased to $4.8 million or 39% of revenue compared to $4.5 million or 40% of revenue for fiscal 2000. Skin care center gross profit for fiscal year 2001 increased to $1.5 million or 38% of revenue in comparison to $1.4 million or 36% of revenue for fiscal year 2000 resulting from a combination of an increased number of services and emphasis placed on cost control within the center.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development spending for fiscal 2001 increased 16% to $5.6 million, from $4.8 million for fiscal 2000. The increase in research and development expense reflects efforts to develop new products such as the Smoothbeam(TM) and the C-beam(TM).

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

     IMPAIRMENT CHARGE. During the quarter ended June 30, 2001, the Company determined that impairment indicators existed relating to its skin care/health spa services. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," the Company evaluated the recoverability of its spa-related long-lived assets. The Company determined that the estimated future undiscounted cash flows were below the carrying value of the spa-related long-lived assets at June 30, 2001. Accordingly, the Company wrote off as selling, general and administrative expense all remaining spa-related long-lived assets, principally leasehold improvements, of $640,000.

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

     LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities amounted to $7.3 million for fiscal 2002 compared to cash generated by operations of $3.0 million for fiscal 2001. Cash used in operating activities reflects the effects of a net loss for fiscal 2002 combined with an increase in accounts receivable balances and decreases in accounts payable balances as compared to fiscal 2001. Cash used in investing activities totaled $1.1 million for fiscal 2002 compared to $1.6 million for fiscal 2001 resulting from a decrease in capital expenditures made to support our implementation of Oracle ERP software. Cash used in financing activities amounted to $5.1 million in 2002 in comparison to $3.2 million for 2001. This use of cash is due to an increase in the number of shares repurchased on the open market during the two fiscal years. The Company also made principal payments on its long-term debt in the amount of $370,000 during fiscal 2002.

     On October 15, 1998, we issued eight-year, 9.75% subordinated term notes to three investors in the aggregate amount of $3.7 million, secured by the Company's assets. In addition, we issued warrants to purchase 555,000 shares of common stock to the note holders that have an exercise price of $4.00 per warrant, which yield 1.5 shares of common stock. The relative fair value ascribed to the warrants was $836,000 and was recorded as a component of Additional Paid-In Capital in Stockholders Equity. The relative fair value of the debt was recorded as $2,864,000. The debt is being accreted to face value using the interest method over eight years, which will result in interest expense of $836,000 over the eight-year period in addition to the 9.75% stated interest rate. As of June 29, 2002, a total of $361,100 has been accreted to the notes, resulting in a long-term liability balance of $2.1 million and a short-term balance of $740,000; furthermore, a total of $374,200 of interest expense has been recorded in fiscal year 2002 in connection with these notes.

     The notes, which become due in October 2006, require quarterly interest payments and permit early repayment with a decreasing penalty percentage through October 31, 2004. Given the lower current interest rates and the rate on the loan, the Company is giving consideration to repaying the entire debt as of November 1, 2002. If the Company were to take advantage of the early repayment option on November 1, 2002, we would be required to accrete the remaining debt balance at that time, resulting in a non-cash interest expense of $440,502. We would also be required to pay a cash penalty of $236,800 and the outstanding principal balance of $2.96 million. Such a repayment would result in cash interest expense savings of $352,423 over the remaining term of debt net of the cash penalty.

     The note agreement contains restrictive covenants establishing maximum leverage, certain minimum ratios, and minimum levels of net income. As of June 29, 2002, the Company is in violation of minimum net worth levels, for which a waiver has been received for the fourth quarter of fiscal 2002.

     Outstanding contractual obligations of the Company are reflected in the following table:

(in thousands)
                                                    Less than                                      After
                                       Total          1 year       1-3 years      4-5 years       5 years
Long-term debt                          $  3,330        $   740       $  2,220        $   370        $     0
Operating leases                           6,258          1,287          3,237          1,099            635
                                        --------       --------       --------       --------        -------
Total contractual cash obligations      $  9,588       $  2,027       $  5,457       $  1,469        $   635

     The Company also maintains a renewable $5,000,000 revolving credit agreement with a major bank with interest at the bank's base rate. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of June 29, 2002.

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

     BECAUSE WE DERIVE MORE THAN HALF OF OUR REVENUE FROM INTERNATIONAL SALES, INCLUDING APPROXIMATELY ONE-THIRD OF OUR REVENUE FROM JAPAN AND THE ASIA-PACIFIC MARKETPLACE IN FISCAL 2002, WE ARE SUSCEPTIBLE TO CURRENCY FLUCTUATIONS, NEGATIVE ECONOMIC CHANGES TAKING PLACE IN JAPAN AND THE ASIA-PACIFIC MARKETPLACE, AND OTHER RISKS ASSOCIATED WITH CONDUCTING BUSINESS OVERSEAS.

     We sell more than half of our products and services outside the U.S. and Canada. International sales, consisting of sales from our subsidiaries in Germany, Spain, France and Japan, and sales shipped directly to international locations from the U.S., accounted for 53% of our revenue for fiscal year 2002, and we expect that they will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales. In particular, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation. Other risks associated with international sales that we currently face or have faced in the past include:

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

     COMPANY OPERATIONS

     o absence of significant product backlogs

     o our effectiveness in our manufacturing process

     o unsatisfactory performance of our distribution channels, service providers, or customer support organizations

     o timing of any acquisitions and related costs.

     THE COST OF CLOSING OUR REMAINING SKIN CARE CENTER MAY BE HIGHER THAN MANAGEMENT HAS ESTIMATED TO DATE, AND HIGHER ACTUAL COSTS WOULD NEGATIVELY IMPACT OUR OPERATING RESULTS.

     We have renewed our commitment to expand and diversify our core cosmetic and surgical laser equipment business. As part of this refocus, we decided to reduce our focus on our efforts to own and operate centers which would offer cosmetic laser treatments utilizing our equipment, along with providing other cosmetic services traditionally offered by high-end spas. Although we are actively seeking a buyer for our skin care center in Boston, Massachusetts, we cannot be certain that a sale or sublease of the facility will be completed on favorable terms or at all. We have established a reserve to accrue for the anticipated costs of terminating the Skin Care Center in Scottsdale, Arizona. During fiscal 2002, we were able to secure a sub-lease of this facility and consequently reversed a portion of the reserve to account for future lease payments being made by the sub-lessee.

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

     Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. Particularly, for example, we are awaiting Ministry of Health approval in Japan for the sale of the Vbeam(R). We cannot be certain that we will be able to obtain (or continue to obtain) any such government approvals or successfully comply with any such foreign regulations in a timely and cost-effective manner, if at all, and our failure to do so could adversely affect our ability to sell our products.

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

     ACHIEVING COMPLETE COMPLIANCE WITH FDA REGULATIONS IS DIFFICULT, AND IF WE FAIL TO COMPLY, WE COULD BE SUBJECT TO FDA ENFORCEMENT ACTION.

     We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. The FDA's regulatory scheme is complex, especially the Quality System Regulation ("QSR"), which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures. This complexity makes complete compliance difficult to achieve. Also, the determination as to whether a QSR violation has occurred is often subjective. If the FDA finds that we have failed to comply with the QSR or other applicable requirements, the agency can institute a wide variety of enforcement actions, including a public warning letter or other stronger remedies, such as:

     o fines, injunctions, and civil penalties against us

     o recall or seizure of our products

     o operating restrictions, partial suspension, or total shutdown of our production

     o refusing our requests for 510(k) clearance or PMA approval of new products

     o withdrawing product approvals already granted

     o criminal prosecution

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

     o identify appropriate acquisition or joint venture candidates

     o successfully negotiate, finance, or integrate any businesses, products, or technologies that we acquire

     o successfully manage any joint ventures or collaborations.

     Furthermore, the integration of any acquisition or joint venture may divert management time and resources. If we fail to manage these acquisitions or joint ventures effectively, we may incur debts or other liabilities or costs which could harm our operating results or financial condition. While we from time to time evaluate potential acquisitions of businesses, products, and technologies, consider joint ventures and other collaborative projects, and anticipate continuing to make these evaluations, we have no present understandings, commitments, or agreements with respect to any acquisitions or joint ventures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of June 29, 2002, the Company's cash and certain debt are exposed to interest rate risk. We are exposed to foreign currency risk due to accounts receivable from our foreign subsidiaries.

     We have cash equivalents that primarily consist of commercial paper, overnight repurchase agreements and money market accounts. We believe that any near term changes in interest rates will be immaterial to any potential losses in future earnings, cash flow and fair values.

     We currently have long-term debt with a face value of $2.1 million with the interest rate fixed at the time of issuance. The long-term debt becomes due in October 2006. We believe that any near term changes in interest rates will be immaterial to any potential losses in future earnings, cash flow and fair values.

     The Company has foreign subsidiaries in Japan, Spain, France and Germany and is exposed to movements in the exchange rate between the Euro, Japanese Yen and the U.S. Dollar. On June 29, 2002, the Euro closed at 1.008 Euro to 1.00 U.S. Dollar. The same rate was 1.178 Euro to U.S. Dollar on June 30, 2001. The Japanese Yen closed at 119.49 to 1.00 U.S. Dollar on June 29, 2002 compared to
124.77 Yen to 1.00 U.S. Dollar on June 30, 2001. Net exchange gains resulting from foreign currency translations amounted to $661,000 for fiscal 2002.

     As of June 29, 2002, the Company held foreign currency forward contracts with notional values totaling approximately $1.9 million for the delivery of 1,089,534 Euro and 98,539,000 Yen which have maturities prior to September 27, 2002. The aggregate fair value of our forward foreign exchange contracts outstanding was $80,948 as of June 29, 2002. The net fair value is computed by subtracting the value of the contracts using the year-end forward rates (the notional value) from the value of the forward contracts computed at the contracted exchange rates. We believe that any near term changes in currency rates will be immaterial to any potential losses in future earnings, cash flow and fair values because any adjustments to fair value are largely offset by the change in the fair value of the foreign currency intercompany receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements and supplementary data are included herein and are indexed under Item 15 (a) (1)-(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

    The current directors and executive officers of the Company are as follows:

NAME                               AGE      POSITION
----                               ---      --------
Gerard E. Puorro                    55      President, Chief Executive Officer and Director

Kenneth D. Roberts                  69      Chairman of the Board of Directors

Douglas W. Scott                    56      Director

Nancy Nager, RN, BSN, MSN           51      Director

F. Paul Broyer                      53      Senior Vice President,  Finance and  Administration
                                              and Chief Financial Officer

David A. Davis                      47      Vice  President,   Global  Marketing  and  Business Development

Dennis S. Herman                    52      Vice President, North American Sales

William H. McGrail                  41      Vice President, Development and Operations

Toshio Mori                         50      Vice President, President of Candela KK

Robert J. Wilber                    44      Vice President, European Operations

Dr. Kathleen McMillan               46      Vice President, Research

Darrell W. Simino                   60      Treasurer and Corporate Controller

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

     Ms. Nager was appointed a Director of the Company in February 1999. From 1990 until the present, Ms. Nager has been the Principal and CEO of Specialized Health Management, Inc., a privately held behavioral health care corporation. Ms. Nager also founded and directs Specialized HomeCare, Inc., Specialized Billing Services, Inc. and Seniorlink, an information, referral and resource corporation. Prior to that, Ms. Nager was the Chief Operating Officer of Charles River Hospital, a private psychiatric facility in Wellesley, Massachusetts, where she previously held a number of positions in nursing and administration from 1976 through 1990. Ms. Nager also provided corporate consulting to the hospital's parent company Community Care Systems, Inc. from 1990 through 1992.

     Mr. Broyer was appointed Senior Vice President, Finance and Administration, Chief Financial Officer, and Treasurer in July 1998. Mr. Broyer joined the Company in October 1996 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Broyer held the position of Vice President Finance at Integrated Genetics from 1994 to 1996. From 1987 until 1994, Mr. Broyer was Corporate Controller for Laserdata, Inc. and held earlier positions with Avatar Technologies and Data General Corporation.

     Mr. Davis joined the Company as Vice President, Global Marketing and Business Development in September 2001. Prior to joining the Company, Mr. Davis was Vice-President, Marketing for Hologix, Inc., a manufacturer and developer of digital radiographic and bone densitometry products. From 1996 to 1997, Mr. Davis was Vice President, Sales and Marketing for Vital Images, Inc. a software company. From 1984 to 1995, Mr. Davis held Sales and Marketing management positions at ATL Ultrasound.

     Mr. Herman was appointed Vice President, North American Sales in October 2001. Mr. Herman joined the Company in February 1999 as Eastern Regional Sales Manager. Prior to joining the Company, Mr. Herman held the position of Vice President of Sales at Palomar Medical Technologies, a medical device company, from 1997 to 1998. From 1991 until 1997, Mr. Herman was National Sales Manager of Spectrum Medical Technologies was later acquired by Palomar Medical Technologies.

     Mr. McGrail was named Vice President, Development and Operations in May 2000. Previously, Mr. McGrail served in the position of Vice President of Development Engineering since July 1998. Mr. McGrail also served in the position of Director of Engineering since August 1994. From 1987 to 1992, he held the positions of Senior Software Engineer and Software Design Engineer. Prior to joining Candela, Mr. McGrail was employed with Raytheon Corporation.

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

     Mr. Wilber was appointed Vice President, European Operations in February 1999, after serving as Vice President, Worldwide Service since August 1997. Previously, Mr. Wilber held the position of Director of Worldwide Service from October 1993 to August 1997. He has been with the Company since September of 1989 and was previously a Finance Group Director. From 1989 to 1992 Mr. Wilber held the positions of International Accounting Manager, Customer Service Manager, and Director of Financial Planning and Analysis. Prior to joining the Company, Mr. Wilber held positions at Sony Corporation of America, Massachusetts Computer Corporation, and National Semiconductor/Data Terminal Systems.

     Dr. McMillan was appointed Vice President, Research in February 2001, after serving for seven years as Director of Bioscience for Candela's Research Department. Dr. McMillan's experience includes three years as Director of the Otolaryngology Research Center at New England Medical Center, and a position as Assistant Professor of Otolaryngology at Tufts University School of Medicine in Boston, Massachusetts.

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

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons ("Reporting Persons") are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such filings, if any, and written representations from certain Reporting Persons received by it with respect to the fiscal year ended June 29, 2002 the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended June 29, 2002, except that Mr. David A. Davis failed to timely file an Initial Statement of Beneficial Ownership of Securities on Form 3.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered to the Company, in all capacities, for the fiscal year ended June 29, 2002 by its Chief Executive Officer (the "CEO") and the four other most highly paid executive officers of the Company (and a former executive officer), in each case whose total salary and bonus exceeded $100,000 during the fiscal year ended June 29, 2002 (collectively, the "Named Executive Officers").

Summary Compensation Table

                                                                                              LONG-TERM
                                                              ANNUAL                        COMPENSATION
                                                          COMPENSATION(1)                      AWARDS(2)
                                                        ------------------                -----------------
                                                                                             UNDERLYING         ALL OTHER
              NAME AND PRINCIPAL                                                              OPTIONS/         COMPENSATION
                   POSITION                      YEAR     SALARY($)     BONUS ($)              SARS(#)              ($)
-------------------------------------------------------------------------------------------------------------------------------
Gerard E. Puorro                                2002          292,193        --                   --            7,047(3)
  Chief Executive Officer,                      2001          280,077    38,941 (8)           80,000            5,705(3)
  President and Director                        2000          254,807   125,044 (8)           30,000            6,697(3)

Dennis S. Herman                                2002          275,868        --               20,000            1,937(4)
 Vice President,                                2001          165,298        --                   --            2,150(4)
  North American Sales                          2000          203,730        --                   --            2,325(4)

Toshio Mori                                     2002          228,062    29,413(8)                --               --
  Vice President,                               2001          229,630    47,390(8)            15,000               --
  President of Candela KK                       2000          220,436    37,221(8)                --               --

Robert J. Wilber                                2002          199,320        --                   --            4,103(5)
  Vice President of                             2001          141,653    19,743(8)            40,000            2,235(5)
   European Operations                          2000          139,560    63,243(8)            30,000            2,275(5)

William B. Kelley                               2002          196,753        --                   --               --
 (former)  Vice President, North                2001          172,746    24,018 (8)           40,000            4,447(6)
  American Sales and Service                    2000          167,130    77,125 (8)           15,000            3,566(6)

F. Paul Broyer                                  2002          166,061        --                   --            6,882(7)
  Chief Financial Officer, Senior Vice          2001          150,640    21,785(8)            40,000            6,155(7)
  President, Finance and Administration         2000          141,731    63,659(8)            30,000            3,788(7)

     (1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported for the named executive officer.
     (2) The Company did not grant any restricted stock awards or stock appreciation rights ("SARs") or make any long-term incentive plan pay-outs during the fiscal years ended June 29, 2002, June 30, 2001, or July 1, 2000.
     (3) For fiscal 2002, includes $3,771 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $1,570 in life insurance premiums paid by the Company for the benefit of Mr. Puorro, and $1,706 for a Company provided automobile. For fiscal 2001, includes $3,776 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $1,369 in life insurance premiums paid by the Company for the benefit of Mr. Puorro, and $560 for a Company provided automobile. For fiscal 2000, includes $3,591 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $1,373 in life insurance premiums paid by the Company for the benefit of Mr. Puorro, and $1,733 for a Company provided automobile.
     (4) For fiscal 2002, includes $1,550 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $387 for a Company provided automobile. For fiscal 2001, includes $1,850 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $300 for a Company provided automobile. For fiscal 2000, includes $2,325 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $200 for a Company provided automobile.
     (5) For fiscal 2002, includes $1,509 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $156 in life insurance premiums paid by the Company for the benefit of Mr. Wilber, and $2,438 for a Company provided automobile. For fiscal 2001, includes $1,504 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $219 in life insurance premiums paid by the Company for the benefit of Mr. Wilber and $512 for a Company provided automobile. For fiscal 2000, includes $2,052 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $223 in life insurance premiums paid by the Company for the benefit of Mr. Wilber.
     (6) For fiscal 2001, includes $3,746 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $284 in life insurance premiums paid by the Company for the benefit of Mr. Kelley, and $416 for a Company provided automobile. For fiscal 2000, includes $3,310 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $256 in life insurance premiums paid by the Company for the benefit of Mr. Kelley.
     (7) For fiscal 2002, includes $3,564 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $312 in life insurance premiums paid by the Company for the benefit of Mr. Broyer and $3,006 for a Company provided automobile. For fiscal 2001, includes $3,321 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $193 in life insurance premiums paid by the Company for the benefit of Mr. Broyer and $2,640 for a Company provided automobile. For fiscal 2000, includes $2,987 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $252 in life insurance premiums paid by the Company for the benefit of Mr. Broyer and $551 for a Company provided automobile.
      (8) Incentive bonus approved by the Board of Directors, based on Company results for the fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                      Potential Realizable
                                                                                                    Value at Assumed Annual
                                                                                                     Rates of Stock Prices
                                                Individual Grants                                   Appreciation for Options
                             ----------------------------------------------------------------------------------------------------
                                         Percent of Total
                                          Options/Granted     Exercise of
                           Options         to Employees        Base Price      Expiration
        Name               Granted        in Fiscal Year       ($/Share)          Date               5%               10%
---------------------------------------------------------------------------------------------------------------------------------
Dennis S. Herman           20,000              7.10%              4.99          10/3/11            $62,763         $159,055
---------------------------------------------------------------------------------------------------------------------------------

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

OPTION EXERCISES AND FISCAL YEAR END VALUES

     The following table sets forth information with respect to options to purchase the Company's Common Stock granted under the 1989 Stock Plan and 1998 Stock Plan including (i) the number of shares purchased upon exercise of options in the most recent fiscal year, (ii) the net value realized upon such exercise,
(iii) the number of unexercised options outstanding at June 29, 2002, and (iv) the value of such unexercised options at June 29, 2002:

                      SHARES
                     ACQUIRED       VALUE     NUMBER OF UNEXERCISED OPTIONS    VALUE OF UNEXERCISED IN-THE-MONEY
                       UPON       REALIZED         AT JUNE 29, 2002(#)          OPTIONS AT JUNE 29, 2002($)(2)
NAME                EXERCISE(#)    ($)(1)     EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------
Gerard E. Puorro          75,000   $117,750         113,292           42,999            $55,595            $6,250
Dennis S. Herman              --          0           7,138           21,875                 $0           $10,200
Toshio Mori                   --          0          16,125           15,000            $13,093            $3,125
Robert J. Wilber              --          0          58,125           28,750            $19,607            $3,125
F. Paul Broyer                --          0          65,625           28,750            $30,780            $3,125

     (1) Named Executive Officers will receive cash only if and when they sellthe securities issued upon exercise of the options and the amount of cash received by such individuals is dependent on the value of such securities at the time of such sale, if any.
     (2) Value is based on the difference between option grant price and the fair market value at 2002 fiscal year end ($5.50 per share as quoted on the NASDAQ Stock Market at the close of trading on June 28, 2002) multiplied by the number of shares underlying the option.

DIRECTOR COMPENSATION

     Directors who are not employees of the Company receive an annual retainer of $4,000 and a fee of $1,000 per regularly scheduled meeting of the Board of Directors. Directors are also reimbursed for out-of-pocket expenses incurred in connection with the performance of their duties as a director.

     On May 10, 1990, the Board of Directors of the Company adopted the 1990 Non-Employee Director Stock Option Plan, which was approved by the Company's stockholders on November 13, 1990. The 1990 Non-Employee Director Stock Option Plan provides for the issuance of options for the purchase of up to 90,000 shares of the Company's Common Stock. Under this plan, each member of the Company's Board of Directors who is neither an employee nor officer of the Company receives a one-time grant of an option to purchase 15,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. The options generally become exercisable in equal amounts over a period of four years from the date of grant, expire seven years after the date of grant and are nontransferable. Options for the purchase of 99,750 shares have been granted, including cancellations and re-grants, at a range of exercise prices from $2.17 to $9.67 per share. Upon stockholder approval of the 1993 Non-Employee Director Stock Option Plan, the Board of Directors terminated the granting of options under the 1990 Non-Employee Director Stock Option Plan.

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

     On December 24, 1996, Dr. Richard J. Cleveland (a former director) was granted non-statutory options to purchase 20,000 shares of the common stock of Candela Skin Care Centers, Inc., a subsidiary of the Company, at an exercise price of $1.00. These non-statutory options were granted pursuant to the terms of the Candela Skin Care Centers, Inc. 1996 Incentive and Non-Statutory Stock Option Plan, have a term of 10 years from the date of grant and become exercisable over a four-year period. On August 21, 1997, options granted under the CSCC Plan were converted to options in Candela Corporation at the rate of
0.21053 Candela Corporation options for each CSCC option. Dr. Cleveland realized options for 4,211 Candela Corporation as a result of this conversion.

     On August 14, 1997, Non-Qualified Options to purchase 15,000 shares of the Company's Common Stock were granted to each of Theodore G. Johnson (a former director), Kenneth D. Roberts, Dr. Richard J. Cleveland, Douglas W. Scott and Robert E. Dornbush (a former director) at an exercise price of $3.125 per share, such price being the market price of the Common Stock on the date of the grant. These Non-Qualified Options were granted pursuant to the Company's 1989 Stock Plan (the "Plan") and vest in equal 50% amounts on each of the first and second anniversaries of the date of the grant, provided that each such optionee continues to serve as a director of the Company on such anniversary date.

     On August 21, 1997, Non-Qualified Options to purchase 6,000 shares of the Company's Common Stock were granted to Dr. Richard J. Cleveland at an exercise price of $4.66 per share, such price being the market price of the Common Stock on the date of the grant. These options are fully vested and have a term of ten years.

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

EMPLOYMENT AGREEMENTS

Candela has entered into severance agreements with each of Messrs. Puorro, Broyer, Wilber, McGrail and Davis. Under our agreements with Messrs. Broyer, Wilber, McGrail and Davis, Candela has agreed to continue payment of their respective base annual salaries over twelve months in the event that their services for Candela are terminated for any reason except for cause or such individuals' resignation. Under our agreement with Mr. Puorro, in the event that his employment is terminated for any reason, at either his election or Candela's election other than for just cause, he will be entitled to receive severance payments equal to his base annual salary for twelve months and then 50% of his base annual salary for an additional twelve months. Each of the above named individuals is subject to nonsolicitation and noncompetition provisions for the period during which he receives severance payments.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's executive compensation program is administered by the Compensation Committee, which consisted of Mr. Scott, Mr. Roberts and Ms. Nager at the end of fiscal 2002. All three members of the Compensation Committee are non-employee directors. Pursuant to the authority delegated by the Board of Directors, the Compensation Committee each year sets the compensation of the Chief Executive Officer and reviews and approves the compensation of all other senior officers, including approval of annual salaries and bonuses as well as the grant of stock options to officers and employees.

     COMPENSATION PHILOSOPHY

     An important goal of the Company is to attract and retain qualified executives in a competitive industry. To achieve this goal, the Compensation Committee applies the philosophy that compensation of executive officers, specifically including that of the Chief Executive Officer and President, should be linked to revenue growth, operating results and earnings per share performance.

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

     The salary compensation for the executive officers is based upon their qualifications, experience and responsibilities, as well as the attainment of planned objectives. The Chief Executive Officer and President makes recommendations to the Compensation Committee regarding the planned objectives and executive compensation levels. The overall plans and operating performance levels, upon which management compensation is based, are approved by the Compensation Committee on an annual basis. During fiscal 2002, the Chief Executive Officer and President made recommendations for salary reductions for the executive group effective in fiscal 2003, and the Compensation Committee approved decreases ranging from 5% to 10% of the base salary for the executive officers. These decreases reflect cost cutting initiatives implemented to restore the company to profitability.

     BONUS COMPENSATION

     The Company has a Management Incentive Plan, adopted by the Board of Directors, whereby senior executives recommended by the Chief Executive Officer and approved for inclusion in the Plan by the Compensation Committee receive bonus compensation based on a percentage of base salary. Bonuses were not paid under this Plan to U.S. based executives for fiscal 2002.

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

     Both the 1989 Stock Plan and the 1998 Stock Option Plan permit the Compensation Committee to administer the granting of stock options to eligible employees, including executive officers. Options generally become exercisable based upon a vesting schedule tied to years of future service to the Company. The value realizable from exercisable options is dependent upon the extent to which the Company's performance is reflected in the market price of the Company's Common Stock at any particular point in time. Equity compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees. The Compensation Committee approves the granting of options in order to motivate these employees to maximize stockholder value. Vesting for options granted under the plan is determined by the compensation committee at the time of grant and expires after a 10-year period (5 years for 10% or more stockholders), at not less than the fair market value at the date of grant. As a result of this policy, executives and other employees are rewarded economically only to the extent that the stockholders also benefit through stock price appreciation in the market.

     Options granted to employees are based on such factors as individual initiative, achievement and performance. In administering grants to executives, the Compensation Committee evaluates each officer's total equity compensation package. The Compensation Committee generally reviews the option holdings of each of the executive officers, including vesting and exercise price and the then current value of such unvested options. The Compensation Committee considers equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of the Company's stockholders. In fiscal year 2002, options to purchase shares of Common Stock were granted to Mr. Davis and Mr. Herman.

     MR. PUORRO'S COMPENSATION

     The cash compensation program for the Chief Executive Officer and the President of the Company is designed to reward performance that enhances stockholder value. The compensation package is comprised of base pay and stock options, which is affected by the Company's revenue growth, market share growth, profitability, and growth in earnings per share. In fiscal year 2002, Mr. Puorro's cash compensation was $300,000. The Compensation Committee believes that Mr. Puorro's compensation has been, and is now, comparable to the salary of other Chief Executive Officers in other medical equipment companies, considering the size and rate of profitability of those companies.

     The Compensation Committee is satisfied that the executive officers of the Company are dedicated to achieving significant improvements in the long-term financial performance of the Company and that the compensation policies and programs implemented and administered have contributed and will continue to contribute toward achieving this goal.

     This report has been submitted by the members of the Compensation
Committee:

                                Douglas W. Scott
                                Kenneth D. Roberts
                                Nancy Nager, RN, BSN, MSN

STOCK PERFORMANCE GRAPH

         The following graph illustrates a five year comparison of cumulative total stockholder return among the Company, the S&P 500 Market Index and the Company's "Industry Index." The Company selected an index of companies in the electro-medical equipment industry as its industry group. Accordingly, the Industry Index reflects the performance of all companies that are included in the electro-medical equipment industry with 3845 as their Primary Standard Industrial Classification Code Number. The comparison assumes $100 was invested on June 27, 1997 (the date of the beginning of the Company's fifth preceding fiscal year) in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                 AMONG CANDELA CORPORATION, THE S & P 500 INDEX
                                AND A PEER GROUP



                                         Cumulative Total Return

                       6/27/97   6/26/98    7/2/99     7/1/00     6/30/01    6/29/02
                       -------   -------    ------     ------     -------    -------
Candela Corporation    100.00     45.00     276.00     218.99     157.19     131.99
S&P 500                100.00    130.16     159.78     171.36     145.95     119.70
Peer Group             100.00    135.12     178.75     207.19     187.45     170.40


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth a summary of the equity compensation plans offered by the Company:

                                                           EQUITY COMPENSATION PLAN INFORMATION
                                                                                             Number of securities
                                        Number of securities                                remaining available for
                                            to be issued            Weighted-average          future issue under
                                          upon exercise of          exercise price of      equity compensation plans
                                        outstanding options,      outstanding options,       (excluding securities
                                        warrants and rights        warrants and rights      reflected in column (a))
                                     ----------------------------------------------------------------------------------
                                                (a)                        (b)                        (c)
Equity compensation plans
  approved by security holders               1,158,609                    $6.41                           447,133

Equity compensation plans
  Not approved by security holders                  --                       --                                --
                                     -----------------                  -------                     -------------
Total                                        1,158,609                    $6.41                           447,133
                                     =================                  =======                     =============

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of September 19, 2002 by
(i) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock, (ii) each director or nominee to become a director of the Company, (iii) each executive officer identified in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group:

                       AMOUNT OF BENEFICIAL OWNERSHIP (1)

              NAME AND ADDRESS OF                   NUMBER OF SHARES       PERCENT OF SHARES
               BENEFICIALLY OWNED                  BENEFICIALLY OWNED     BENEFICIALLY OWNED
-----------------------------------------------------------------------------------------------
Gerard E. Puorro(2)                                      224,529                 2.32%

Kenneth D. Roberts(3)                                    126,000                 1.30%

Douglas W. Scott(4)                                       71,250                   *

Nancy Nager, R.N., B.S.N., M.S.N(5)                       22,500                   *

Dennis S. Herman(6)                                       12,138                   *

Toshio Mori(7)                                            16,125                   *

Robert J. Wilber(8)                                       68,516                   *

F. Paul Broyer(9)                                         77,987                   *

William D. Witter(10)                                  2,783,718                28.82%
153 East 53rd Street
New York, NY 10022

William D. Witter, Inc. (11)                           2,783,718                28.82%
153 East 53rd Street
New York, NY 10022

All Directors and Executive                              727,217                 7.53%
Officers as a Group (13 Persons) (12)

*    Represents less than 1% of the Company's outstanding Common Stock.

     (1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Except as otherwise indicated, the address for each beneficial owner is 530 Boston Post Road, Wayland, MA 01778. Pursuant to the rules of the Securities and Exchange Commission the number of shares of Common Stock deemed outstanding includes, for each person or group referred to in the table, shares issuable pursuant to options held by the respective person or group which may be exercised within the 60 day period following September 19, 2002.
     (2) Includes 117,500 shares issuable pursuant to stock options exercisable within the 60 day period following September 19, 2002. Includes 107,029 shares privately owned.
     (3) Includes 90,000 shares issuable pursuant to stock options exercisable within the 60 day period following September 19, 2002. Does not include 4,500 shares held by a trust for the benefit of one of Mr. Roberts' children as to which Mr. Roberts disclaims beneficial ownership. Includes 36,000 shares privately owned.
     (4) Includes 67,500 shares issuable pursuant to stock options exercisable within the 60 day period following September 19, 2002. Includes 3,750 shares privately owned.
     (5) Includes 22,500 shares issuable pursuant to stock options exercisable within the 60 day period following September 19, 2002.
     (6) Includes 12,138 shares issuable pursuant to stock options exercisable within the 60 day period following September 19, 2002.

     (7) Includes 16,125 shares issuable pursuant to stock options exercisable within the 60 day period following September 19, 2002.
     (8) Includes 68,125 shares issuable pursuant to stock options exercisable within the 60 day period following September 19, 2002. Includes 391 shares privately owned.
     (9) Includes 75,625 shares issuable pursuant to stock options exercisable within the 60 day period following September 19, 2002. Includes 2,362 shares privately owned.
     (10) Includes 2,740,924 shares of common stock beneficially owned by William D. Witter, Inc. Includes warrants to purchase 105,000 shares of Common Stock. Mr. Witter is the President and primary owner of William D. Witter, Inc. and has the sole power to dispose or to direct the disposition of all of the shares of common stock which are beneficially owned respectively by William D. Witter, Inc. and William D. Witter.
     (11) Information based on Amendment No. 8 to Schedule 13G dated September 9, 2002 filed with the Security and Exchange Commission. All such shares are also beneficially owned by William D. Witter, individually, the President and primary owner of William D. Witter, Inc.
     (12) Includes 575,044 shares subject to stock options exercisable within the 60 day following September 19, 2002. Includes 152,173 shares individually owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 14. CONTROLS AND PROCEDURES

There have not been any significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our Chief Executive Officer's and Chief Financial Officer's most recent evaluation of our internal controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following items are filed as part of this report:

     (1)  CONSOLIDATED FINANCIAL STATEMENTS:

      Report of Independent Auditors                                                    F-1
      Consolidated Balance Sheets - June 29, 2002 and June 30, 2001                     F-2
      Consolidated Statements of Operations and Comprehensive Income - Years
        ended June 29, 2002, June 30, 2001, and July 1, 2000                            F-3
      Consolidated Statements of Stockholders' Equity - Years Ended June 29,
      2002, June 30, 2001, and July 1, 2000                                             F-4
      Consolidated Statements of Cash Flows - Years Ended June 29, 2002,
        June 30, 2001, and July 1, 2000                                                 F-5
      Notes to Consolidated Financial Statements                                        F-6

    (2)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
         Schedule II - Valuation and Qualifying Accounts                                F-20

     The report of the registrant's independent auditor with respect to the above-listed financial statements and financial statement schedule appears on page F-1 of this report.

     All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable, material, or required.

    (3) EXHIBITS: Except as otherwise noted, the following documents are incorporated by reference from the Company's Registration Statement on Form S-1 (File Number 333-78339) or filed herewith:

     3.1                     Certificate of Incorporation, as amended

     3.2         (FN9)       By-laws of the Company, as amended and restated
     4.1         (FN6)       Form of Rights Agreement dated as of
                             September 4, 1992, between the Company and The
                             First National Bank of Boston, as Rights Agent,
                             which includes as Exhibit A thereto the Form of
                             Rights Certificate.
     10.1        (FN1)       1985 Incentive Stock Option Plan
     10.2        (FN2)       1987 Stock Option Plan
     10.2.1      (FN2)       1989 Stock Plan
     10.2.2      (FN3)       1990 Employee Stock Purchase Plan
     10.2.3      (FN3)       1990 Non-Employee Director Stock Option Plan
     10.2.4      (FN7)       1993 Non-Employee Director Stock Option Plan
     10.2.5      (FN13)      1998 Stock Plan
     10.3        (FN7)       Lease for premises at 526 Boston Post Road, Wayland, Massachusetts.
     10.4        (FN7)       Lease for premises at 530 Boston Post Road, Wayland, Massachusetts.
     10.5        (FN7)       Patent License Agreement between the Company and Patlex Corporation effective as of July 1, 1988.
     10.6        (FN4)       License Agreement among the Company, Technomed International, Inc.
                             and Technomed International S.A. dated as of December 20, 1990.
     10.7        (FN5)       License Agreement between the Company and Pillco Limited Partnership effective as of October 1, 1991.
     10.8        (FN8)       Distribution Agreement between the Company
                             and Cryogenic Technology Limited, dated October 15,
                             1993.
     10.9        (FN10)      Asset Purchase Agreement between the Company and Derma-Laser, Limited and
                             Derma-Lase, Inc. dated June 23, 1994.
     10.10       (FN13)      Letter Agreement between the Company and Fleet Bank dated
                             February 13, 1997.
     10.10.1     (FN13)      Amendment to Letter Agreement between the Company and Fleet Bank dated
                             December 15, 1998.
     10.12*      (FN11)      Exclusive License Agreement dated as of
                             February 13,1995 and amended October 15, 1998, by
                             and among the Company and the Regents of the
                             University of California.
     10.12.1*    (FN15)      Settlement Agreement dated August 11, 2000 and among the Company, the
                             Regents of the University of California, and Cool Touch, Inc.
     10.13       (FN12)      Note and Warrant Purchase Agreement, dated as of October 15, 1998 by and among the Company, Massachusetts Capital Resource Company, William D. Witter and
                             Michael D.Witter.
     10.13.1     (FN12)      Form of Note delivered to the Company in the aggregate principal amount of $3,700,000 to Massachusetts Capital Resource Company, William D. Witter
                             and Michael D. Witter.
     10.13.2     (FN12)      Form of Common Stock Purchase Warrant to purchase an aggregate of 370,000 shares of the Company's Common Stock delivered to Massachusetts Capital
                             Resource Company, William D. Witter and Michael D. Witter.
     21.1                    Subsidiaries of the Company
     23.1                    Consent of Ernst & Young, LLP (Independent Auditors)



99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002.

       * Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2.


                  (FN1)      Previously filed as an exhibit to Registration Statement
                             No. 33-54448B and incorporated herein by reference.
                  (FN2)      Previously filed as an exhibit to the Company's
                             Amended and Restated Annual Report on Form 10-K for
                             the fiscal year ended June 30, 1988 (Commission
                             file number 000-14742), and incorporated herein by
                             reference.
                  (FN3)      Previously filed as an exhibit to the Company's
                             Annual Report on Form 10-K for the fiscal year
                             ended June 30, 1990 (Commission file number
                             000-14742), and incorporated herein by reference.
                  (FN4)      Previously filed as an exhibit to Form 10-Q for the
                             quarter ended December 29, 1990 (Commission file
                             number 000-14742), and incorporated herein by
                             reference.
                  (FN5)      Previously filed as an exhibit to Form 10-Q for the
                             quarter ended September 28, 1991 (Commission file
                             number 000-14742), and incorporated herein by
                             reference.
                  (FN6)      Previously filed as an exhibit to Form 8-K, dated
                             September 8, 1992 (Commission file number
                             000-14742), and incorporated herein by reference.
                  (FN7)      Previously filed as an exhibit to the Company's
                             Annual Report on Form 10-K for the fiscal year
                             ended July 3, 1993 (Commission file number
                             000-14742), and incorporated herein by reference.
                  (FN8)      Previously filed as an exhibit to Form 10-Q for the
                             quarter ended January 1, 1994 (Commission file
                             number 000-14742), and incorporated herein by
                             reference.
                  (FN9)      Previously filed as an exhibit to Form 10-Q for the
                             quarter ended April 2, 1994 (Commission file number
                             000-14742), and incorporated herein by reference.
                  (FN10)     Previously filed as an exhibit to the Company's
                             Annual Report on Form 10-K for the fiscal year
                             ended July 2, 1994 (Commission file number
                             000-14742), and incorporated herein by reference.
                  (FN11)     Previously filed as an exhibit to Form 10-Q for the
                             quarter ended March 27, 1999 (Commission file
                             number 000-14742), and incorporated herein for
                             reference.
                  (FN12)     Previously filed as an exhibit to the Company's
                             Amended and Restated Annual Report on Form 10-K for
                             the fiscal year ended June 27, 1998 (Commission
                             file number 000-14742), and incorporated herein by
                             reference.
                  (FN13)     Previously filed as an exhibit to Registration Statement
                             No. 333-78339 and incorporated herein by reference.
                  (FN14)     Previously filed as an exhibit to Form 10-Q for the
                             quarter ended March 31, 2001 (Commission file
                             number 000-14742), and incorporated herein by
                             reference.
                  (FN15)     Previously filed as an exhibit to Form 10-K for the
                             fiscal year ended July 1, 2000 (Commission filed number
                             000-14742), and incorporated by reference.


              (b) Reports on Form 8-K. No reports on Form 8-K were filed by the
                  Company during the fourth quarter of the fiscal year ended June 29, 2002.

              (c) The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 14(a)(3) above.

              (d) The Company hereby files, as part of this Form 10-K, the consolidated financial Statement schedules listed in Item 15(a)(2) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 23, 2002.

                            CANDELA CORPORATION

                            By: /s/ Gerard E. Puorro
                                -----------------------------------------
                                Gerard E. Puorro, President,
                                Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                              DATE
/s/ Gerard E. Puorro                President, Chief Executive         September 23, 2002
-------------------------             Officer, and Director
Gerard E. Puorro                      (Principal Executive Officer)

/s/ F. Paul Broyer                  Senior Vice President,             September 23, 2002
-------------------------             Finance and Administration,
F. Paul Broyer                        Chief Financial Officer

/s/ Kenneth D. Roberts              Chairman of the Board of           September 23, 2002
-------------------------             Directors
Kenneth D. Roberts

/s/ Nancy Nager                     Director                           September 23, 2002
-------------------------
Nancy Nager

/s/ Douglas W. Scott                Director                           September 23, 2002
-------------------------
Douglas W. Scott

                                 CERTIFICATIONS

I, Gerard E. Puorro, certify that:

1. I have reviewed this annual report on Form 10-K of Candela Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 23, 2002
                                                     /s/ Gerard E. Puorro
                                                     --------------------
                                                     Gerard E. Puorro
                                                     Chief Executive Officer

                                 CERTIFICATIONS

I, F. Paul Broyer, certify that:

1.   I have reviewed this annual report on Form 10-K of Candela Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 23, 2002
                                                      /s/ F. Paul Broyer
                                                      -------------------------
                                                      F. Paul Broyer
                                                      Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

     The Board of Directors and Stockholders
     Candela Corporation

     We have audited the accompanying consolidated balance sheets of Candela Corporation and subsidiaries as of June 29, 2002 and June 30, 2001 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 29, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candela Corporation and subsidiaries at June 29, 2002 and June 30, 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 29, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     /s/ERNST & YOUNG LLP

     Boston, Massachusetts
     August 13, 2002

                      CANDELA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 29, 2002 AND JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                              2002                 2001
                                                                              ----                 ----
ASSETS:
Current assets:
Cash and cash equivalents                                                   $ 19,628              $ 32,318
Accounts receivable (net of allowance of $981 and $901
     in 2002 and 2001, respectively)                                          23,827                19,648
Notes receivable                                                               1,262                 1,205
Inventories, net                                                              12,118                10,071
Other current assets                                                             870                   980
                                                                            --------              --------
Total current assets                                                          57,705                64,222

Property and equipment, net                                                    3,156                 2,678
Deferred tax assets                                                            5,442                 5,327
Prepaid licenses                                                               1,405                 1,595
Other assets                                                                     183                   196
                                                                            --------              --------
Total assets                                                                $ 67,891              $ 74,018
                                                                            ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable                                                            $  5,133              $  5,781
Accrued payroll and related expenses                                           3,003                 1,832
Accrued warranty costs                                                         4,452                 3,629
Income taxes payable                                                           1,604                 2,549
Restructuring reserve                                                            559                 1,689
Other accrued liabilities                                                      2,723                 1,909
Current portion of long-term debt                                                740                   318
Deferred income                                                                4,357                 4,205
                                                                            --------              --------
Total current liabilities                                                     22,571                21,912

Long-term deferred income                                                      2,352                 2,317
Long-term debt                                                                 2,115                 2,815
                                                                            --------              --------
Total long-term liabilities                                                    4,467                 5,132

Stockholders' equity:
Common stock, $.01 par value: 30,000,000 shares authorized
     11,884,023 and 11,783,736 shares issued and
     outstanding in 2002 and 2001, respectively                                  119                   118
Treasury stock, at cost: 2,250,000 shares and 1,000,000
     shares in 2002 and 2001, respectively                                   (12,997)               (7,782)
Additional paid-in capital                                                    43,869                43,475
Accumulated earnings                                                          11,090                13,244
Accumulated other comprehensive loss                                          (1,228)               (2,081)
                                                                            --------              --------
Total stockholders' equity                                                    40,853                46,974
                                                                            --------              --------
Total liabilities and stockholders' equity                                  $ 67,891              $ 74,018
                                                                            ========              ========

The accompanying notes are an integral part of the financial statements.

                      CANDELA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED JUNE 29, 2002, JUNE 30, 2001
                                AND JULY 1, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     2002                 2001                 2000
                                                     ----                 ----                 ----
Revenue:
      Lasers and other products                    $ 45,957             $ 48,375             $ 60,340
      Product related service                        12,731               12,498               11,320
      Skin care centers                               2,859                3,899                3,730
                                                   --------             --------             --------
           Total revenue                             61,547               64,772               75,390

Cost of sales:
      Lasers and other products                      20,396               21,208               22,703
      Product related service                        11,205                7,676                6,802
      Skin care centers                               2,318                2,412                2,377
                                                   --------             --------             --------
           Total cost of sales                       33,919               31,296               31,882
                                                   --------             --------             --------

Gross profit                                         27,628               33,476               43,508

Operating expenses:
      Research and development                        4,644                5,575                4,822
      Selling, general & administrative              27,031               24,076               21,669
      Restructuring charge (credit)                    (693)               1,113                   --
                                                   --------             --------             --------
           Total operating expenses                  30,982               30,764               26,491
                                                   --------             --------             --------

Income (loss) from operations                        (3,354)               2,712               17,017

Other income (expense):
      Interest income                                   547                1,652                1,427
      Interest expense                                 (476)                (437)                (482)
      Other income (expense), net                       487                   33                  242
                                                   --------             --------             --------
           Total other income (expense)                 558                1,248                1,187
                                                   --------             --------             --------

Income (loss) before income taxes                    (2,796)               3,960               18,204

Provision for (benefit from) income taxes              (642)               1,433                3,641
                                                   --------             --------             --------
Net income (loss)                                  $ (2,154)            $  2,527             $ 14,563
                                                   ========             ========             ========
Basic earnings (loss) per share                    $  (0.21)            $   0.23             $   1.33
Diluted earnings (loss) per share                  $  (0.21)            $   0.22             $   1.19
                                                   ========             ========             ========
Weighted average shares outstanding                  10,053               10,928               10,932
Adjusted weighted average shares outstanding         10,053               11,521               12,190
                                                   ========             ========             ========

Net income (loss)                                  $ (2,154)            $  2,527             $ 14,563
Other comprehensive income (loss) net of tax:
      Foreign currency translation adjustment           661                 (598)                (318)
                                                   --------             --------             --------
Comprehensive income (loss)                        $ (1,493)            $  1,929             $ 14,245
                                                   ========             ========             ========

The accompanying notes are an integral part of the financial statements.

                      CANDELA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED JUNE 29, 2002, JUNE 30, 2001 AND
                                  JULY 1, 2000
                                 (IN THOUSANDS)

                                      COMMON STOCK        ADDITIONAL        TREASURY STOCK    ACCUMULATED    OTHER
                                  -------------------       PAID-IN        -----------------    EARNINGS   COMPREHENSIVE
                                   SHARES      AMOUNT       CAPITAL        SHARES    AMOUNT    (DEFICIT)      LOSS        TOTAL
                                  --------   ---------    ----------       -------  --------  -----------   -----------  ----------
BALANCE JULY 3, 1999                 8,348    $     83    $ 18,535          --    $     --    $ (3,846)   $  (749)          $14,023

Sale of common stock
  under stock plans                    693           7       1,856                                                            1,863
Exercise of stock warrants             210           2         788                                                              790
Secondary offering                   2,250          23      19,101                                                           19,124
Treasury stock purchases                                                  (280)     (3,046)                                  (3,046)
Disqualifying dispositions
  of options                                                 1,644                                                            1,644
Net income                                                                                      14,563                       14,563
Currency translation
  adjustment                                                                                                 (398)             (398)
                                  --------    --------    --------    --------    --------    --------    -------           -------
BALANCE JULY 1, 2000                11,501         115      41,924        (280)     (3,046)     10,717     (1,147)           48,563

Sale of common stock
  under stock plans                    123           1         454                                                              455
Exercise of stock warrants             160           2       1,097                                                            1,099
Treasury stock purchases                                                  (720)     (4,736)                                  (4,736)
Net income                                                                                       2,527                        2,527
Currency translation
    adjustment                                                                                               (934)             (934)
                                  --------    --------    --------    --------    --------    --------    -------           -------
BALANCE JUNE 30, 2001               11,784         118      43,475      (1,000)     (7,782)     13,244     (2,081)           46,974

Sale of common stock
  under stock plans                    100           1         394                                                              395
Treasury stock purchases                                                (1,250)     (5,215)                                  (5,215)
Net loss                                                                                        (2,154)                      (2,154)
Currency translation
  adjustment                                                                                                  853               853
                                  --------    --------    --------    --------    --------    --------    -------           -------
BALANCE JUNE 29, 2002             $ 11,884    $    119    $ 43,869    $ (2,250)   $(12,997)   $ 11,090    $(1,228)          $40,853
                                  --------    --------    --------    --------    --------    --------    -------           -------

The accompanying notes are an integral part of the financial statements.

                       CANDELA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED JUNE 29, 2002, JUNE 30, 2001 AND JULY 1, 2000
                                  (IN THOUSANDS)

                                                                    2002              2001               2000
                                                                    ----              ----               ----
Cash flows from operating activities:
Net income (loss)                                                 $ (2,154)          $  2,527           $ 14,563
Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
       Depreciation and amortization                                   549                751                715
       Accretion of imputed interest on stock warrants                 102                 98                 96
       Provision for bad debts                                         116                 60                312
       Provision (credit) for restructuring charges                   (693)             1,113                 --
       Provision for impairment of long-lived assets                    --                640                 --
       Provision for deferred taxes                                   (115)              (683)            (3,542)
       Effect of exchange rate changes on foreign
          currency denominated assets and liabilities                 (305)              (110)              (190)
       Changes in assets and liabilities:
            Accounts receivable                                     (3,443)               713             (7,984)
            Notes receivable                                           (54)               414                629
            Inventories                                             (1,620)            (2,217)            (1,247)
            Other current assets                                       175                135                 91
            Other assets                                               305             (1,624)                --
            Accounts payable                                        (1,531)             1,034                443
            Accrued payroll and related expenses                     1,142               (630)            (1,278)
            Deferred income                                             87              1,095              3,499
            Accrued warranty costs                                     830                334                793
            Income tax payable                                      (1,005)              (774)             1,646
            Restructuring reserve                                     (437)              (467)              (476)
            Other accrued liabilities                                  669                625                265
                                                                  --------           --------           --------
       Net cash (used in) provided by operating
          activities                                                (7,382)             3,034              8,335

Cash flows from investing activities:
Purchase of property, plant and equipment                           (1,058)            (1,612)              (554)
                                                                  --------           --------           --------
       Net cash used in investing activities                        (1,058)            (1,612)              (554)

Cash flows from financing activities:
Proceeds from issuance of common stock                                 395              1,554             21,777
Repurchases of treasury stock                                       (5,215)            (4,736)            (3,046)
Principal payments of long-term debt                                  (370)                --                (78)
Net borrowings (repayments on) line of credit                           50                (14)              (574)
                                                                  --------           --------           --------
       Net cash provided by (used in) financing
          activities                                                (5,140)            (3,196)            18,079

Effect of exchange rate changes on cash and cash
   equivalents                                                         890               (771)            (1,052)
                                                                  --------           --------           --------
Net increase (decrease) in cash and cash equivalents               (12,690)            (2,545)            24,808

Cash and cash equivalents, beginning of period                      32,318             34,863             10,055
                                                                  --------           --------           --------
Cash and cash equivalents, end of period                          $ 19,628           $ 32,318           $ 34,863
                                                                  ========           ========           ========
Cash paid during the year for:
       Interest paid                                              $    347           $    361           $    387
       Income taxes paid (refunded)                               $    (68)          $  2,287           $  3,099

Non-Cash Activity
       Capital lease financing                                    $     --           $     --           $     42

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

The Company researches, develops, manufactures, markets, sells and services lasers and other devices used to perform aesthetic and cosmetic procedures.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Candela Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company's fiscal year ends on the Saturday nearest June 30. The years ended June 29, 2002, June 30, 2001 and July 1, 2000 each contain 52 weeks.

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

CASH AND CASH EQUIVALENTS

The Company classifies investments purchased with a maturity, at the date of acquisition, of three months or less as cash equivalents. These are valued at cash plus accrued interest, which approximates market value. At June 29, 2002 and June 30, 2001, substantially all cash equivalents were invested in overnight Repurchase Agreements with a major bank. The Company had letters of credit outstanding at June 29, 2002, amounting to $2.0 million with expiration dates varying between June 30, 2002 and September 29, 2002.

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

PROPERTY AND EQUIPMENT

Purchased property and equipment is recorded at cost. Property and equipment purchased under capital lease arrangements is recorded at the lesser of cost or the present value of the minimum lease payments required during the lease period. Laser systems used for testing are capitalized at cost. Repairs and maintenance costs are expenses as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:

                                                                   NUMBER OF YEARS
     Leasehold improvements and assets under capital lease             2 to 13
     Office furniture, computer and other equipment                    3 to 5

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs were $594,000, $783,000 and $782,000 for the years ending June 29, 2002, June 30, 2001 and July 1, 2000 respectively.

FOREIGN CURRENCY TRANSLATION

The activity of the Company's foreign subsidiaries is translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation of the Japanese, Spanish, German, and French subsidiary balance sheets are accumulated as a separate component of stockholders' equity. Net exchange gains resulting from foreign currency transactions amounted to $661,000, $111,000 and $190,000 for fiscal 2002, 2001 and 2000, respectively, and are included in other income.

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

The Company accounts for its foreign currency forward contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. At June 29, 2002, the Company held foreign currency forward contracts with notional values totaling approximately $1.9 million, which have maturities prior to September 27, 2002. These foreign currency forward contracts do not qualify for hedge accounting and therefore, are adjusted to fair value through income as a component of other income and expense and offset the change in fair value of the foreign currency intercompany receivables. The aggregate fair value of our forward foreign exchange contracts outstanding was $80,948 as of June 29, 2002. The net fair value is computed by subtracting the value of the contracts using the year-end forward rates (the notional value) from the value of the forward contracts computed at the contracted exchange rates.

The Company's financial instruments also include cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Excluding long-term debt, these financial instruments are carried at cost, which approximates fair value due to their relative short term to maturity. The fair value of the Company's long-term debt is estimated to be $3,774,422 using discounted cash flow analysis based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

REVENUE RECOGNITION

PRODUCT SALES - The Company recognizes revenue upon shipment of product to customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Credit is not extended to customers and revenue is not recognized until collectibility is reasonably assured.

SERVICE - Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period. Revenue from service administered by Candela that is not covered by a service contract is recognized as the services are provided. Amounts received from the sale of gift certificates by Candela Skin Care Centers ("CSCC") are deferred and recognized as revenue when the services are provided.

MULTIPLE-ELEMENT ARRANGEMENTS - In certain instances, the Company sells products together with maintenance contracts. The revenue recognized per element is determined by allocating the total sales price to each element, based on the relative fair values.

PRODUCT WARRANTY COSTS

The length of the Company's warranty on end user sales of medical devices is generally one year on parts and labor except on the Vbeam(TM) system, which carries a standard three-year warranty. An extended warranty is also available for purchase on all of our systems. Distributor sales generally include a parts warranty only. Estimated future costs for initial product warranties are provided for at the time of sale.

TREASURY STOCK

The Board of Directors approved an open market stock repurchase program that enables the Company to purchase up to 2,250,000 shares of its common stock. The final stock repurchase was done on February 7, 2002. All such purchases were transacted on the Nasdaq Stock Market at prevailing open market prices and were paid for with general corporate funds. Such purchases were accounted for at cost and held as treasury stock. As of June 29, 2002, the Company had repurchased 2,250,000 shares and the Board of Directors has not granted any further authorization for repurchases of shares.

COMPREHENSIVE INCOME

Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income consists of translation adjustments, which represent the effect of translating assets and liabilities of the Company's foreign subsidiaries. Translation adjustments are shown net of tax of $197,000, $336,000, and $80,000 for fiscal years 2002, 2001 and 2000, respectively.

     EARNINGS (LOSS) PER SHARE

(in thousands, except per share amounts)                      FOR THE YEARS ENDED:
                                                    JUNE 29,        JUNE 30,         JULY 1,
                                                      2002             2001           2000
                                                      ----             ----           ----
NUMERATOR
Net income (loss)                                   $ (2,154)         $ 2,527        $14,563
                                                    ========          =======        =======
DENOMINATOR
BASIC EARNINGS (LOSS) PER SHARE

Weighted average shares outstanding                   10,053           10,928         10,932
                                                    --------          -------        -------
Earnings (loss) per share                           $  (0.21)         $  0.23        $  1.33
                                                    ========          =======        =======

DILUTED EARNINGS (LOSS) PER SHARE

Weighted average shares outstanding                   10,053           10,928         10,932

Effect of dilutive securities:

Stock options                                             --              331            702

Stock warrants                                            --              262            556
                                                    --------          -------        -------
Adjusted weighted average shares outstanding          10,053           11,521         12,190
                                                    --------          -------        -------
Earnings (loss) per share                           $  (0.21)         $  0.22        $  1.19
                                                    ========          =======        =======

During the years ended June 29, 2002, June 30, 2001 and July 1, 2000, options and warrants to purchase 814,858, 207,811 and 157,500 shares of common stock, respectively, were not included in the computation of diluted earnings loss per share because they would have had an anti-dilutive effect.

DIVIDENDS

The Company currently intends to retain future earnings for use in its business and, therefore, does not expect to pay dividends in the foreseeable future.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected the disclosure-only alternative permitted under SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has disclosed herein pro forma net income and pro forma earnings per share using the fair value based method for fiscal 2002, 2001, and 2000.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 revises the standards of accounting for goodwill and indefinite lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The accounting standards of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 (fiscal 2003). The Company does not believe the adoption of this statement will have any impact on the earnings or financial position of the Company.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002 (fiscal 2003). The Company does not believe the adoption of SFAS No. 143 will have an impact on its financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 by requiring one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001 (fiscal 2003). The Company does not believe the adoption of SFAS No. 144 will have an impact on its financial position, results of operations, or cash flows.

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

2. INVENTORIES

Inventories consist of the following (in thousands):

                          JUNE 29,           JUNE 30
                            2002              2001
                            -----             ----
Raw materials            $     4,615      $      3,723
Work in process                1,037               951
Finished goods                 6,466             5,397
                         ------------     -------------
Total inventory          $    12,118      $     10,071
                         ============     =============

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                             JUNE 29,            JUNE 30
                                              2002                2001
                                              -----               ----
Leasehold improvements                     $     2,459        $       3,653
Office furniture                                   944                  892
Computers, software and other equipment          7,022                4,803
                                           ------------       --------------
                                                10,425                9,348
Less accumulated depreciation                   (7,269)              (6,670)
                                           ------------       --------------
Property and equipment, net                $     3,156        $       2,678
                                           ============       ==============

4. DEFERRED INCOME

Deferred income consists of the following (in thousands):

                                                 JUNE 29,               JUNE 30
                                                   2002                  2001
                                                   -----                 ----
Service contract revenue                       $       5,383           $   5,051
Gift certificate revenue                               1,170               1,107
Customer deposits                                         85                 247
Other deferred sales revenue                              71                 117
                                               --------------     ---------------
Total deferred revenue                                 6,709               6,522
Less current portion                                   4,357               4,205
                                               --------------     ---------------
Long term portion of deferred income           $       2,352           $   2,317
                                               ==============     ===============

5.  DEBT, LEASE AND OTHER OBLIGATIONS

LINE OF CREDIT

The Company has a renewable $5,000,000 revolving credit agreement with a major bank with interest at the bank's base rate or LIBOR plus 2.25 percent. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of June 29, 2002 and June 30, 2001.

SUBORDINATED NOTES

     On October 15, 1998, we issued eight-year, 9.75% subordinated term notes to three investors in the aggregate amount of $3.7 million, secured by the Company's assets. In addition, we issued warrants to purchase 555,000 shares of common stock to the note holders that have an exercise price of $4.00 per warrant, which yield 1.5 shares of common stock. The relative fair value ascribed to the warrants was $836,000 and was recorded as a component of Additional

Paid-In Capital in Stockholders Equity. The relative fair value of the debt was recorded as $2,864,000. The debt is being accreted to face value using the interest method over eight years, which will result in interest expense of $836,000 over the eight-year period in addition to the 9.75% stated interest rate. As of June 29, 2002, a total of $361,100 has been accreted to the notes, resulting in a long-term liability balance of $2.1 million and a short-term balance of $740,000; furthermore, a total of $374,200 of interest expense has been recorded in fiscal year 2002 in connection with these notes.

     The notes, which become due in October 2006, require quarterly interest payments and permit early repayment with a decreasing penalty percentage through October 31, 2004. Given the lower current interest rates and the rate on the loan, the Company is giving consideration to repaying the entire debt as of November 1, 2002. If the Company were to take advantage of the early repayment option on November 1, 2002, it would be required to accrete the remaining debt balance at that time, resulting in a non-cash interest expense of $440,502. The Company would also be required to pay a cash penalty of $236,800 and the outstanding principal balance of $2.96 million. Such a repayment would result in cash interest expense savings of $353,423 over the remaining term of the debt net of the cash penalty.

     The agreement contains restrictive covenants establishing maximum leverage, certain minimum ratios, and minimum levels of net income. As of June 29, 2002, the Company is in violation of minimum net worth levels, for which a waiver has been received for the fourth quarter of fiscal 2002.

LONG-TERM DEBT

The Company's long-term debt consists of the following (in thousands):

                                             JUNE 29,            JUNE 30
                                              2002                2001
                                              -----               ----
Subordinated notes                            $2,855               $3,123
Obligations under capital leases                  --                   10
                                              ------               ------
Total long-term debt                           2,855                3,133
Less current portion                             740                  318
                                              ------               ------
Total long-term debt                          $2,115               $2,815
                                              ======               ======

As of June 29, 2002, the Company's scheduled maturities under debt obligations are as follows (in thousands):

      2003                       $     740
      2004                             740
      2005                             740
      2006                             740
      2007                             370
                              -------------
       Total obligations             3,330
       Less: future accretion         (475)
                              -------------
      Total long-term debt      $    2,855
                              =============

OPERATING LEASE COMMITMENTS

The Company leases several facilities and automobiles under non-cancelable lease arrangements. The facility leases may be adjusted for increases in maintenance and insurance costs above specified levels. In addition, certain facility leases contain escalation provisions based on certain specified criteria, and one lease calls for the payment of additional rent based on a percentage of gross revenues above a base gross sales level for that particular location. These operating leases expire in various years through 2009. These leases may be renewed for periods ranging from one to five years.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at June 29, 2002, (in thousands):

             2003                        $  1,287
             2004                           1,307
             2005                           1,091
             2006                             839
             2007                             543
       Thereafter                           1,191
                                         ----------
       Total minimum lease payments      $  6,258
                                         ==========

Total rent expense was approximately $1,043,000, $935,000 and $912,000 in fiscal 2002, 2001, and 2000, respectively.

ROYALTY

In August 2000 the Company entered into an agreement to amend the license agreement with The University of California whereby in exchange for an exclusivity fee of approximately $1.7 million, which was prepaid in full, Candela obtained exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch, Inc ("Cool Touch")) in the following fields of use: procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, Inc., a subsidiary of New Star Technology, Inc., obtained a license to the DCD on a co-exclusive basis with Candela, in certain narrower fields of use. Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of Candela. Candela is entitled to one-half of all royalty income payable to the Regents from Cool Touch. Under the amended agreement, Candela no longer is required by the Regents to negotiate sublicenses to third parties. However, Candela is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use. The Company recognized royalty expense of $2.8 million and $2.6 million for fiscal 2002 and fiscal 2001, respectively.

6. STOCKHOLDERS' EQUITY

STOCK PLANS

1990 CANDELA CORPORATION EMPLOYEE STOCK PURCHASE PLAN

The 1990 Employee Stock Purchase Plan (the "Purchase Plan") provides for the sale of up to 750,000 shares of common stock to eligible employees. The shares are issued at the lesser of 85% of the average market price on the first or last day of semiannual periods. Substantially all full-time employees are eligible to participate in the Purchase Plan. At June 29, 2002 there were 420,732 shares available for sale.

The following is a summary of shares issued under the Purchase Plan:

                                                 RANGE OF
                          SHARES              PRICE PER SHARE
       2000               25,382               $7.75 - $8.33
       2001               30,885                   $4.75
       2002               31,994                   $3.50

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

The following is a summary of stock option activity under the Plans:

                                                                                      WEIGHTED AVG.
                                         NUMBER OF                                   EXERCISE PRICE
                                          SHARES             OPTION PRICE              PER SHARE
                                      ---------------      ----------------        ------------------
Balance at July 3, 1999               1,473,607                                            $    3.05
Granted                                 172,500               $8.33-$12.04                 $   10.19
Exercised                              (635,294)               $1.00-$5.63                 $    3.31
Canceled                               (165,375)               $2.17-$9.67                 $    5.92
                                      ---------
Balance at July 1, 2000                 845,438                                            $    5.09

Granted                                 473,161                $6.66-$9.25                 $    7.95
Exercised                              (125,101)               $2.13-$5.63                 $    3.88
Canceled                                (78,099)              $2.17-$12.04                 $    7.10
                                      ---------
Balance at June 30, 2001              1,115,399                                            $    6.22

Granted                                 281,567                $3.50-$6.61                 $    5.70
Exercised                               (83,560)               $2.13-$3.13                 $    2.25
Canceled                               (154,794)             $1.833-$12.04                 $    5.94
                                      ---------
Balance at June 29, 2002              1,158,609                                            $    6.41
                                      =========
Options available for grant
  at June 29, 2002                      447,133
                                      =========

The following table summarizes information about stock options outstanding under the Plans as of June 29, 2002:

                            OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
----------------------------------------------------------------------------   ----------------------------
                                                  WEIGHTED
                                                   AVERAGE       WEOGJTED                        WEIGHTED
          RANGE OF                                REMAINING       AVERAGE                        AVERAGE
          EXERCISE                 NUMBER        CONTRACTUAL     EXERCISE          NUMBER        EXERCISE
           PRICES               OUTSTANDING       LIFE (YRS)       PRICE         EXERCISABLE      PRICE
------------------------------ --------------- ---------------- ------------   ---------------- -----------
 $ 2.0833   -   $  4.1250          247,343             5.06      $3.2079            237,343     $3.1788
 $ 4.6667   -   $  6.6100          364,983             8.08      $5.6226            262,235     $5.8567
 $ 6.6560   -   $  6.6560           52,500             8.57      $6.6560             30,000     $6.6560
 $ 6.8440   -   $  6.8440          234,000             8.32      $6.8440            175,501     $6.8440
 $ 7.3750   -   $ 12.0420          259,783             7.87     $10.1462            152,159    $10.1619
                                 ---------                                          -------

 $ 2.0833   -   $ 12.0420        1,158,609             7.46      $6.4149            857,238     $6.1095
                                 ---------                                          -------

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized for options granted to employees and directors of the Company. Had compensation expense for the Plans been determined based on the fair value at the grant date for awards under the Plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income and net income per share would have been reduced by $1.5 million or $0.15 per share in 2002, $1.3 million or $.11 per share in 2001, and $579,000, or $.05 per share in 2000. The weighted average fair value of the options granted under the Plans in 2002, 2001 and 2000, calculated using the

Black-Scholes pricing model, was $3.37, $4.39 and $7.54 per share, respectively. The weighted average fair value of shares issued under the Purchase Plan for 2002, 2001 and 2000 calculated using the Black-Scholes pricing model, were $2.05, $3.85, and $4.87 per share, respectively. The following assumptions were used in the Black-Scholes pricing model for options granted in fiscal years 2002, 2001 and 2000:

                                                       2002         2001          2000
                                                      ----         ----          ----
  risk-free interest rate                             5.19%        5.63%         6.61%
  estimated volatility                                  78%          82%           82%
  expected life for stock options (yrs)               3.65         3.55          4.06
  expected life for stock purchase plan (yrs)          0.5          0.5           0.5
  expected dividends                                   None         none         none

RESERVED SHARES

The Company has reserved 2,491,474 shares of common stock for issuance under its Purchase, Stock Option, Non-Employee Director Plans and warrants.

CANDELA CORPORATION STOCKHOLDER RIGHTS PLAN

On September 4, 1992, the Company adopted a Stockholder Rights Plan under which it declared a dividend of one common stock purchase right (the Right) for each share of the Company's common stock outstanding on September 22, 1992. The Rights expired on September 22, 2002. The rights would have become exercisable if certain triggering events had occurred, such as the initiation of certain tender offers for the Company's common stock. If such an event had occurred, each Right would have initially entitled shareholders to purchase one share of the Company's common stock at an exercise price of $48 per share, subject to adjustment. In the event that the Rights were exercised after further triggering events, each Right would have entitled holders to purchase, for the exercise price then in effect, shares of the Company's common stock (or other property, under certain circumstances) having a value of twice the exercise price.

Such Rights would not have extended to any shareholders whose action triggered the Rights. The Company also could have redeemed the Rights, in certain circumstances, at $0.005 per Right.

7. INCOME TAXES

The components of income before income taxes and the related provision for income taxes consists of the following periods (in thousands):

                                                                           For Years Ended
                                                           ------------------------------------------------
                                                             June 29,        June 30,          July 1,
                                                               2002            2001              2000
                                                           -------------    ------------    ---------------
    Income (loss) before income taxes:
          Domestic                                        $(4,029)           $ 3,350            $ 16,559
          Foreign                                           1,233                610               1,645
                                                          -------            -------            --------
          Total income (loss) before income taxes         $(2,796)           $ 3,960            $ 18,204
                                                          =======            =======            ========

    Provision for income taxes:
          Current provision (benefit):
             Federal                                      $(1,391)           $ 1,280            $  5,341
             State                                             --                336                 707
             Foreign                                          864                501               1,136
                                                          -------            -------            --------
          Total current provision for (benefit from)
            income taxes                                     (527)             2,117               7,184
          Deferred provision (benefit)
             Federal                                         (115)              (684)             (3,543)
                                                          -------            -------            --------
     Total provision for (benefit from)  income taxes     $  (642)           $ 1,433            $  3,641
                                                          =======            =======            ========

The components of the Company's deferred tax assets consist of the following (in thousands):

                                                                June 29,         June 30,
                                                                  2002             2001
                                                           ---------------     -------------
          Warranty reserve                                        $ 2,618       $   2,336
          Inventory valuation reserves                                714             670
          Restructuring reserve                                       240             669
          Deferred revenue                                            497             470
          Federal and state tax credit carryforwards                  518             321
          Bad debt reserve                                            334             319
          Pre-opening expense                                         257             257
          Other                                                       264             285
                                                           ---------------     -----------
          Deferred tax assets                                     $ 5,442       $   5,327
                                                           ===============     ===========

A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

                                                        June 29,         June 30,          July 1,
                                                          2002             2001             2000
                                                     ---------------    ------------    --------------
    Statutory rate                                              34%             34%               35%
    State income taxes                                          --               4%                4%
    Difference between foreign and US tax rates                (16%)             8%                2%
    Utilization of research and
      experimentation credit                                     0%             (4%)              (4%)
    Benefit from foreign sales credits                           0%             (4%)              (1%)
    Increase (utilization) of deferred tax assets                4%              0%              (17%)
    Other                                                        1%             (2%)               1%
                                                     ---------------    ------------    --------------
    Effective tax rate                                          23%             36%               20%
                                                     ===============    ============    ==============

As of June 29, 2002, the Company has no valuation allowance against the deferred tax asset. In accounting for the deferred tax asset, the Company has relied on historical data to determine the necessity of providing a valuation allowance for this asset. Under the requirements of SFAS No. 109, "Accounting for Income Taxes", Candela believed it is more likely than not that the deferred tax asset would be fully utilized against future income taxes. At June 29, 2002, the Company had available research and development tax credits for federal income tax purposes of approximately $197,000 and approximately $321,000 for state income tax purposes which will begin expiring in fiscal year 2006.

8. SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

The Company operates principally in two industry segments; the design, manufacture, sale, and service of medical devices and related equipment, and the performance of services in the skin care/health spa industry.

GEOGRAPHIC DATA

Geographic information for fiscal 2002, 2001 and 2000 is as follows (in thousands):

Revenue:                                                  2002             2001            2000
                                                          -----            -----           -----
   United States                                         $ 39,515        $ 40,947        $ 47,482
   Intercompany                                            14,362          14,699          17,690
                                                         --------        --------        --------
                                                           53,877          55,646          65,172
   Europe                                                   6,854           7,961           8,010
   Japan                                                   15,178          15,864          19,898
                                                         --------        --------        --------
                                                           75,909          79,471          93,080
   Elimination                                            (14,362)        (14,699)        (17,690)
                                                         --------        --------        --------
        Consolidated total                               $ 61,547        $ 64,772        $ 75,390
                                                         ========        ========        ========
Income (loss) from operations:
   United States                                         $ (3,453)       $  1,550        $ 16,034
   Europe                                                    (692)           (290)           (782)
   Japan                                                    1,329             982           1,709
   Elimination                                               (538)            470              56
                                                         --------        --------        --------
        Consolidated total                               $ (3,354)       $  2,712        $ 17,017
                                                         ========        ========        ========
Geographic identification of long-lived assets:
   United States                                         $  3,057        $  2,623        $  7,291
   Europe                                                      99              55              51
   Japan                                                       --              --              --
                                                         --------        --------        --------
        Consolidated total                               $  3,156        $  2,678        $  7,342
                                                         ========        ========        ========

United States revenue includes export sales to unaffiliated companies located principally in Europe and in the Asia-Pacific region, which approximated $10,715,000, $12,252,000 and $11,781,000 in fiscal 2002, 2001 and 2000, respectively.

LINE OF BUSINESS DATA

                                                       2002                  2001                 2000
                                                       -----                 -----                -----
Revenue:
   Product sales and service                            $  58,688              $  60,873           $  71,660
   Skin care/health spa services                            2,859                  3,899               3,730
                                                  ----------------      -----------------     ---------------
   Total revenue                                        $  61,547              $  64,772           $  75,390
                                                  ================      =================     ===============
Income (loss) from operations:
   Product sales and service                          $    (2,390)             $   5,350           $  17,647
   Skin care/health spa services                             (964)                (2,638)               (630)
                                                  ----------------      -----------------     ---------------
   Total income from operations                       $    (3,354)             $   2,712           $  17,017
                                                  ================      =================     ===============
Other income (expense):
   Product sales and service                             $    558              $   1,246           $   1,194
   Skin care/health spa services                                0                      2                  (7)
                                                  ----------------      -----------------     ---------------
   Total other income:                                   $    558              $   1,248           $   1,187
                                                  ================      =================     ===============
Depreciation and amortization:
   Product sales and service                             $    355              $     332            $    331
   Skin care/health spa services                              194                  1,059                 384
                                                  ----------------      -----------------     ---------------
   Total depreciation and amortization                   $    549              $   1,391            $    715
                                                  ================      =================     ===============
Capital expenditures:
   Product sales and service                            $   1,058              $   1,120            $    336
   Skin care/health spa services                                0                     23                 218
                                                  ----------------      -----------------     ---------------
   Total capital expenditures                           $   1,058              $   1,143            $    554
                                                  ================      =================     ===============
Total assets (net of intercompany accounts):
   Product sales and service                            $  67,130              $  72,718           $  71,151
   Skin care/health spa services                              761                  1,300               2,013
                                                  ----------------      -----------------     ---------------
   Total assets                                         $  67,891              $  74,018           $  73,164
                                                  ================      =================     ===============

9. EMPLOYEE BENEFIT PLANS

The Company offers a savings plan which allows eligible U.S. employees to make tax-deferred contributions, a portion of which are matched by the Company. Company contributions vest ratably with three years of employment and amounted to $184,000, $173,000 and $168,000, in fiscal 2002, 2001 and 2000, respectively.

10. RESTRUCTURING COSTS AND OTHER CHARGES

During the quarter ended June 30, 2001, the Company determined that impairment indicators existed relating to its Skin Care Center in Boston. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," the Company evaluated the recoverability of its spa-related long-lived assets, principally leasehold improvements. The Company determined that the estimated future undiscounted cash flows were below the carrying value of the spa-related long-lived assets at June 30, 2001. Accordingly, the Company wrote off all remaining undepreciated long-lived spa-related assets of $640,000. The estimated fair value was based on anticipated future cash flows discounted at a rate of 9.5%, which is commensurate with the risk involved.

During the quarters ended December 27, 1997 and June 30, 2001, the Company recorded combined restructuring charges of $3,721,000 resulting from management's decision to close the skin care center located in Scottsdale, Arizona. During the three month-period ended December 29, 2001, the Company secured a sublease for the Scottsdale facility. Per the sublease agreement, the sublessee will pay all costs associated with the facility through the end of the lease term ending June 2006. As an incentive to the sublessee, the Company agreed to pay eight months of rent during the life of the sublease. The sublessee commenced making payments to the landlord on behalf of the Company on April 1, 2002.

As a result of the sublease, the Company revised the estimate of future costs associated with the Scottsdale facility and, in the quarter ended March 30, 2002, reversed $693,000 of the restructuring reserve which represents primarily the amount of future contractual sublease payments as well as revisions to the net realizable value of certain leasehold improvements.

The following table reflects the restructuring charges incurred during fiscal years 2000, 2001 and 2002:

                                    PAYROLL &      FIXED          FACILITY
                                   SEVERANCE       ASSETS           COSTS*         TOTAL
BALANCE AT JUNE 27, 1999              $ 210          $ 797            $ 512         $ 1,519

 Cash charges                           (65)            --             (206)           (271)
 Non-cash charges                        --           (205)              --            (205)
                                      -----          -----            -----         -------
BALANCE AT JULY 1, 2000                 145            592              306           1,043

  Cash charges                          (80)            --             (189)           (269)
  Non-cash charges                       --           (198)              --            (198)
  Restructure reserve                   113            447              553           1,113
                                      -----          -----            -----         -------
BALANCE AT JUNE 30, 2001                178            841              670           1,689

  Cash charges                          (60)            --             (185)           (245)

  Non-cash charges                       --           (192)              --            (192)

  Restructure reserve                    (6)          (239)            (448)           (693)
                                      -----          -----            -----         -------
BALANCE AT JUNE 29, 2002              $ 112          $ 410            $  37         $   559
                                      =====          =====            =====         =======

As of June 29, 2002, the payroll and severance costs will be paid through December, 2003, the leasehold improvements will continue to be amortized through the end of the lease in 2006, and the facility costs represent rent to be paid by Candela in each of fiscal years 2003, 2004 and 2005.

11. LEGAL PROCEEDINGS

During Candela's second fiscal quarter ended December 29, 2001, Candela notified Physicians Sales and Service, Inc. ("PSS") a division of PSS World Medical, Inc., that Candela was terminating its exclusive Distribution Agreement between Candela and PSS due to PSS's failure to pay outstanding invoices totaling approximately $2.3 million. These invoices arose as of June 30, 2001, in connection with Candela's shipment of various units of equipment to PSS pursuant to firm purchase orders received by Candela from PSS and were due and payable in full on or before September 30, 2001. After receiving the Notice of Termination from Candela, PSS filed a lawsuit against Candela in Middlesex County Superior Court in Massachusetts as well as a demand for arbitration pursuant to the mandatory arbitration clause in the distribution agreement. Both of PSS's complaints allege breach of contract, a violation of the Massachusetts Unfair Trade Practices Act, breach of the covenant of good faith and fair dealing, promissory estoppel and intentional interference with contractual relations resulting from Candela's termination of its distribution agreement with PSS. PSS's motion for injunctive relief was denied, and Candela's motion to stay the lawsuit pending the outcome of arbitration was allowed. Candela has filed counterclaims in the arbitration for breach of contract and unfair competition, among other claims, and seeking payment on all outstanding invoices. The arbitration proceeding is in discovery at this time. Candela believes that PSS's claims are without merit and intends to vigorously prosecute its claim for payment of outstanding amounts and to defend against all of PSS's claims in the arbitration proceeding. Candela is carrying a reserve of $300,000 included in its reserve for bad debts as of the end of fiscal year 2002 to safeguard against the risk of some nonpayment by PSS. Since PSS has challenged its obligation to pay any of the $2.3 million of invoices at issue in the arbitration, if Candela were to lose the arbitration proceeding, such loss would have a material adverse effect on Candela.

From time to time, Candela is a party to various legal proceedings incidental to its business. Apart from any possible adverse outcome in the PSS arbitration, Candela believes that none of the legal proceedings which are presently pending will have a material adverse effect upon our financial position, results of operations or liquidity.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                    QUARTER
2001                                      FIRST              SECOND          THIRD                   FOURTH
----                                    ---------          -----------     ----------              ---------
Revenues                                  $ 13,111           $ 14,689           $ 18,796           $ 18,177
Gross profit                                 6,624              7,762              9,432              9,658
Net income (loss)                              169                848              1,554                (44)
Earnings per common share
     Basic earnings per share             $   0.02           $   0.08           $   0.14           $     --
     Diluted earnings per share           $   0.01           $   0.07           $   0.14           $     --

                                                                    QUARTER
2002                                      FIRST              SECOND          THIRD                   FOURTH
----                                    ---------          -----------     ----------              ---------
Revenues                                  $ 10,380           $ 14,156           $ 16,147           $ 20,864
Gross profit                                 4,749              6,112              7,349              9,418
Net income (loss)                           (1,231)            (1,161)              (291)               529
Earnings per common share
     Basic earnings (loss) per share      $  (0.11)          $  (0.11)          $  (0.04)          $   0.05
     Diluted earnings (loss) per share    $  (0.11)          $  (0.11)          $  (0.04)          $   0.05

During the fourth quarter of fiscal 2001, an additional restructuring charge of $1.1 million was recorded resulting from the change in estimate of future sublease payments regarding the skin care center located in Scottsdale, Arizona. In the same quarter, an impairment of assets charge of $640,000 was recorded for the long-lived assets, principally, leasehold improvements, located at the skin care center located in Boston, Massachusetts. In the third quarter of fiscal 2002, the Company reversed $693,000 of the restructuring reserve to recognize future lease payments that will be made by the sub-lessee for the Scottsdale facility.

                                   SCHEDULE II

                               CANDELA CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED JUNE 29, 2002, JUNE 30, 2001 AND JULY 1, 2000

                                                        COLUMN A        COLUMN B      COLUMN C       COLUMN D
                                                       Balance at      Additions     Deductions      Balance at
                                                        Beginning      Charged to        from          End of
  Description                                           of Period        Income        Reserves        Period
--------------                                        ---------------- -------------- -------------- -----------
  Reserves deducted from assets to which they
    apply (in thousands):
    Allowance for doubtful accounts:

    Year ended June 29, 2002                               $  901           $449           $369           $  981
                                                           ======           ====           ====           ======
    Year ended June 30, 2001                               $1,207           $ 60           $366           $  901
                                                           ======           ====           ====           ======
    Year ended July 1, 2000                                $  998           $312           $103           $1,207
                                                           ======           ====           ====           ======

     EXHIBIT INDEX

21.1          Subsidiaries of the Company
23.1          Consent of Ernst & Young LLP, Independent Auditors
99.1          Certification pursuant to 18 U.S.C. Section 1350
99.2          Certification pursuant to 18 U.S.C. Section 1350