Form 10-Q
period 2002-09-28
CANDELA CORP /DE/
filed 2002-11-12
CIK 793279

Use these links to rapidly review the document
CANDELA CORPORATION Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 28, 2002.

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2002
Common Stock, $.01 par value	9,658,814

CANDELA CORPORATION
Index

			Page(s)
Part I.	Financial Information:
	Item 1.	Unaudited Condensed Consolidated Balance Sheets as of September 28, 2002 and June 29, 2002	3
		Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three-month periods ended September 28, 2002 and September 29, 2001	4
		Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended September 28, 2002 and September 29, 2001	5
		Notes to Unaudited Condensed Consolidated Financial Statements	6-10
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-14
		Cautionary Statements	15
	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16
	Item 4.	Controls and Procedures	16
Part II.	Other Information:
	Item 1.	Legal proceedings	17
	Item 6.	Exhibits and Reports on Form 8-K	17

Part I. Financial Information

Item 1—Financial Statements

CANDELA CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 28, 2002	June 29, 2002
Assets
Current assets:
Cash and cash equivalents	$18,449	$19,628
Accounts receivable, net	20,786	23,827
Notes receivable	655	1,262
Inventories, net	13,288	12,118
Other current assets	1,371	870

Total current assets	54,549	57,705
Property and equipment, net	3,021	3,156
Deferred tax assets	5,327	5,442
Prepaid licenses	1,361	1,405
Other assets	174	183

Total assets	$64,432	$67,891

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,896	$5,133
Accrued payroll and related expenses	2,292	3,003
Accrued warranty costs	4,319	4,452
Income taxes payable	1,960	1,604
Restructuring reserve	513	559
Other accrued liabilities	2,162	2,723
Current portion of long-term debt	740	740
Deferred revenue	3,599	4,357

Total current liabilities	18,481	22,571
Long-term portion of deferred revenue	2,349	2,352
Long-term debt	1,956	2,115

Total liabilities	22,786	27,038
Stockholders' equity:
Common stock	119	119
Additional paid-in capital	43,939	43,869
Accumulated earnings	11,820	11,085
Treasury stock, at cost	(12,997)	(12,997)
Accumulated other comprehensive loss	(1,235)	(1,223)

Total stockholders' equity	41,646	40,853

Total liabilities and stockholders' equity	$64,432	$67,891

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(unaudited)

	For the three months ended:
	September 28, 2002	September 29, 2001
Revenue
Lasers and other products	$10,488	$6,860
Product-related service	2,757	2,826
Skin care center	558	694

Total revenue	13,803	10,380
Cost of sales
Lasers and other products	4,604	2,940
Product-related service	1,996	2,141
Skin care center	425	550

Total cost of sales	7,025	5,631

Gross profit	6,778	4,749
Operating expenses:
Selling, general and administrative	5,075	5,703
Research and development	866	1,012

Total operating expenses	5,941	6,715

Income (loss) from operations	837	(1,966)
Other income (expense):
Interest income	75	240
Interest expense	(106)	(119)
Other income (expense)	342	(37)

Total other income (expense)	311	84

Income (loss) before income taxes	1,148	(1,882)
Provision for (benefit from) income taxes	413	(651)

Net income (loss)	$735	$(1,231)

Basic earnings (loss) per share	$0.08	$(0.11)
Diluted earnings (loss) per share	$0.08	$(0.11)

Weighted average shares outstanding	9,644	10,766
Adjusted weighted average shares outstanding	9,782	10,766

Net Income (loss)	$735	$(1,231)
Other comprehensive income (net of tax):
Foreign currency translation adjustment	8	268

Comprehensive income (loss)	$743	$(963)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended:
	September 28, 2002	September 29, 2001
Cash flows from operating activities:
Net income (loss)	$735	($1,231)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	182	126
Provision for bad debts	(32)	25
Effect of exchange rate changes on foreign currency denominated assets and liabilities	(5)	(327)
Accretion of debt discount	26	22
Increase (decrease) in cash from working capital:
Accounts receivable	2,998	3,005
Notes receivable	599	365
Inventories	(1,254)	(1,042)
Other current assets	(510)	136
Other assets	50	53
Accounts payable	(2,197)	(2,247)
Accrued payroll and related expenses	(703)	(255)
Deferred revenue	(744)	(15)
Accrued warranty costs	(130)	188
Income taxes payable	509	(602)
Restructuring reserve	(46)	(99)
Long-term portion of deferred revenue	(4)	(564)
Other accrued liabilities	(555)	(196)

Net cash used for operating activities	(1,081)	(2,658)
Cash flows from investing activities:
Purchases of property and equipment	(55)	(443)

Net cash used for investing activities	(55)	(443)
Cash flows from financing activities:
Principal payments of long-term debt	(185)	(185)
Net borrowings (repayments) on other long-term liabilities	78	181
Proceeds from the issuance of common stock	70	150
Repurchase of treasury stock	0	(1,023)

Net cash used for financing activities	(37)	(877)
Effect of exchange rates on cash and cash equivalents	(6)	880

Net decrease in cash and cash equivalents	(1,179)	(3,098)
Cash and cash equivalents at beginning of period	19,628	32,318

Cash and cash equivalents at end of period	$18,449	$29,220

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the "Company") for fiscal year 2002, which should be read in conjunction with these financial statements. The financial information included herein is unaudited, with the exception of the condensed consolidated balance sheet as of June 29, 2002, which was derived from the audited consolidated balance sheet dated June 29, 2002. However, in the opinion of management, the statements include all necessary adjustments, consisting of normal recurring accruals, for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company's Annual Report on Form 10-K. The results for the three month period ended September 28, 2002 are not necessarily indicative of the results to be expected for the full year.

2.    New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 revises the standards of accounting for goodwill and indefinite lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The accounting standards of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 (fiscal year 2003). The adoption of this statement had no impact on the Company's financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002 (fiscal year 2003). The adoption of this statement had no impact on the Company's financial position and results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 by requiring one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001 (fiscal year 2003). The adoption of this statement had no impact on the Company's financial position and results of operations.

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds the following pronouncements: FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also makes technical corrections to other existing authoritative pronouncements to clarify meanings, or describe their applicability under changed conditions. The adoption of this statement had no impact on the Company's financial position and results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", ("EITF No. 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF No. 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

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

	For the three months ended:
(in thousands, except share and per share data)	September 28, 2002	September 29, 2001
Basic Earnings (Loss) per Share
Numerator
Net income (loss)	$735	$(1,231)

Denominator
Weighted average share outstanding	9,644	10,766

Earnings (Loss) per Share	$0.08	$(0.11)

Diluted Earnings (Loss) per Share
Weighted average share outstanding	9,644	10,766
Effect of dilutive securities:
Stock options	68	—
Stock warrants	70	—

Adjusted weighted average shares outstanding	9,782	10,766

Earnings (Loss) per Share	$0.08	$(0.11)

        During the three month periods ended September 28, 2002 and September 29, 2001, there were 381,264 and 757,411 options, respectively, to purchase shares of common stock that were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the common stock for the period.

4.    Inventories

(in thousands)	September 28, 2002	June 29, 2002
Raw materials	$4,634	$4,615
Work in process	982	1,037
Finished goods	7,672	6,466

	$13,288	$12,118

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

        The following table reflects the restructuring charges incurred in the most recent quarter (in thousands):

	Payroll and Severance	Leasehold Improvements and Fixed Assets	Facility Costs	Total
Balance at June 29, 2002	$112	$410	$37	$559
Cash charges	(19)			(19)
Non-cash charges		(27)		(27)

Balance at September 28, 2002	$93	$383	$37	$513

        For the quarter ended September 28, 2002 a total of $46,000 was charged against this reserve, representing costs associated with the Scottsdale facility.

6.    Debt

        In 1998, the Company issued eight-year, 9.75% subordinated term notes ("Note Agreement") to three investors in the aggregate amount of $3,700,000, secured by the assets of the Company. The notes become due in October 2006, and require quarterly interest payments. The Company is required to make mandatory quarterly principal payments of $185,000, along with any unpaid interest, beginning on January 31, 2002. The Note Agreement also contains restrictive covenants establishing maximum leverage, certain minimum ratios, and minimum levels of net income. As of the quarter ended September 28, 2002 the Company was in violation of minimum net worth levels, for which a waiver has been received for such quarter.

        The notes, which become due in October 2006, require quarterly interest payments and permit early repayment with a decreasing early redemption premium amount through October 31, 2004. Given the lower currently available interest rates as compared to the loan rate, the Company decided to repay the entire debt as of November 8, 2002. As a result of the early repayment, the Company will incur a one-time charge of $677,302 during the three-month period ended December 28, 2002. This charge represents the unamortized balance of the fair value of common stock warrants issued in conjunction with the original debt issuance ($440,502) and the early redemption premium. The repayment amount was calculated as follows:

Outstanding principal balance	$2,960,000
Early redemption premium	236,800
Interest for the period October 1 to November 8, 2002	30,463

Total	$3,227,263

7.    Segment Information

        The Company operates principally in two industry segments: the design, manufacture, sale, and service of medical devices and related equipment; and the performance of services in the skin care/health spa industry.

	For the three months ended:
(in thousands)	September 28, 2002	September 29, 2001
Revenue:
Product sales and service	$13,245	$9,686
Skin care/health spa services	558	694

Total revenue	$13,803	$10,380

Operating income (loss):
Product sales and service	$1,169	$(1,519)
Skin care/health spa services	(332)	(447)

Total operating income (loss)	$837	$(1,966)

	As of September 28, 2002	As of June 29, 2002
Total assets: (net intercompany accounts)
Product sales and service	$63,665	$67,123
Skin care/health spa services	767	768

Total assets	$64,432	$67,891

8.    Legal Proceedings

        Reference is hereby made to the arbitration proceeding with Physicians Sales and Service, Inc. ("PSS"), a division of PSS World Medical, Inc. as reported in the 10-K for the fiscal year ended June 29, 2002. No material developments in the resolution of this matter have transpired since then.

        From time to time, the Company is a party to various legal proceedings incidental to our business. The Company believes that none of the legal proceedings which are presently pending will have a material adverse effect upon our financial position, results of operations, or liquidity.

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

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies, restructurings and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on Form 10-K of the Company for fiscal year 2002.

        Taxes.    In accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Realization is dependent on the generation of sufficient taxable income in future years. Management continually evaluates the need for a valuation allowance for deferred tax assets based on the probability of realization determined by expectations for future taxable income and other factors. Although realization is not assured, based on available evidence, management believes it is more likely than not that the full amount of the net deferred tax asset will be realized. However, the amount realizable could be reduced if estimates of future taxable income are reduced.

Results of Operations

        Revenue.    Revenue source by geography is reflected in the following table:

	For the three months ended:
(in thousands)	September 28, 2002		September 29, 2001		Change
US revenue	$6,114	51%	$3,572	35%	$2,542	71%
Foreign revenue	7,689	49%	6,808	65%	881	13%

Total revenue	$13,803	100%	$10,380	100%	$3,423	33%

        Revenue increased over the three month period ended September 28, 2002, compared to the three month period ended September 29, 2001, due primarily to the replacement of a major North American distributor with a direct sales force beginning in the second quarter of fiscal year 2002. There were no sales by the distributor during the three months ended September 29, 2001. Domestically, direct sales of lasers and related services increased approximately $2,800,000 while sales to distributors decreased approximately $100,000 and revenue from the skin care center also decreased approximately $100,000 during the three-month period ended September 28, 2002 as compared to the same period one year earlier.

        Foreign revenue also increased during the three-month period ended September 28, 2002, compared to the three-month period ended September 29, 2001, due primarily to increases in sales of lasers and related services to the Asia Pacific market of approximately $1,200,000 that were offset by decreases in sales to the European and South American markets of approximately $200,000 and $100,000 respectively during the three-month period ended September 28, 2002 as compared to the same period one year earlier.

        Revenue source by type is reflected in the following table:

	Three months ended
(in thousands)	September 28, 2002		September 29, 2001		Change
Revenue
Lasers and other products	$10,488	76%	$6,860	66%	$3,628	53%
Product related service	2,757	20%	2,826	27%	(69)	-2%
Skin care centers	558	4%	694	7%	(136)	-20%

Total revenue	$13,803	100%	$10,380	100%	$3,423	33%

        The increase in laser product revenue for the three month period ended September 28, 2002, compared to the three month period ended September 29, 2001, resulted from an increase in the sales volume and average selling price of both our GentleLase™ and Vbeam™ product lines. The GentleLase™ contributed approximately $2,400,000 and the Vbeam™ contributed approximately $1,100,000 to this increase in revenue. Product related service revenue did not significantly change during the quarter. Skin care center revenue decreased primarily due to a continued decrease in the sale of accessories and treatments.

        Gross Profit.    Gross profit increased to $6,778,000 or 49% of revenues for the three month period ended September 28, 2002, compared to gross profit of $4,749,000 or 46% for the same period one year earlier. This increase in gross profit results principally from the increase in sales volume and average selling price of both our GentleLase™ and Vbeam™ product lines and reduced warranty service costs.

        Selling, General and Administrative Expense.    Selling, general and administrative expenses decreased from $5,703,000 in the three month period September 29, 2001, to $5,075,000 for the three month period ending September 28, 2002. As a percentage of revenue, selling, general and administrative expenses decreased from 55% to 37% of revenues for the same respective periods. Lower legal expenses of $225,000, management pay cuts of approximately $100,000 and lower overall spending due to fewer new product releases contributed to this decrease in selling, general, and administrative costs.

        Research and Development Expense.    Research and development spending decreased from $1,012,000 for the three-month period ended September 29, 2001 to $866,000 for the three-month period ended September 28, 2002 due primarily to management pay cuts. As a percentage of sales, research and development fell from 10% to 6% but is expected to return to a level of approximately 9% of sales during fiscal year 2003.

        Other Income/Expense.    Net other income was $311,000 for the three months ended September 28, 2002, compared to income of $84,000 for the three months ended September 29, 2001. This increase in other income resulted from a royalty payment of $322,000 offset by a decrease in interest income of approximately $100,000. The royalty payment relates to royalties earned since August 2000 from the Company's August 11, 2000 settlement agreement with the Regents of the University of California and New Star Technology, Inc. The decrease in interest income is the result of cash balances and interest rates that were lower during the three-month period ended September 28, 2002 as compared to the same period one year earlier.

        Income Taxes.    The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. We recorded a 36% effective tax rate for the period ended September 28, 2002, compared to the three month period ended September 29, 2001, in which we recorded a 35% tax benefit. The provision for income taxes for the three months ended September 28, 2002, differs from the U.S. statutory rate as a result of a tax provision calculated for income generated in Japan at a rate in excess of the U.S. statutory rate and a benefit for the deduction related to the extraterritorial income exclusion.

Liquidity and Capital Resources

        Cash used by operating activities amounted to $1,081,000 for the three months ended September 28, 2002, in comparison to cash used by operating activities in the amount of $2,658,000 for the same period one year earlier. This decrease in cash used for the three-month period ended September 28, 2002 compared to the same period a year earlier reflects the effects of a net profit. Cash used by investing activities totaled $55,000 for the three months ended September 28, 2002, compared to $443,000 for the same period in the prior year. This change reflects less cash used to support the Oracle software implementation. Cash used for financing activities amounted to $37,000 in comparison to $877,000 for the same period a year earlier. The change in cash used for financing primarily reflects the repurchase of stock by the corporation in the period ended September 29, 2001.

        In connection with the outstanding eight-year, 9.75% subordinated notes, a total of $387,000 has been accreted to the notes through September 28, 2002, resulting in a long-term liability balance of $1,960,000 and a short-term liability balance of $740,000 at quarter end. A total of $76,659 of interest expense has been recorded in the three month period ended September 28, 2002.

        On November 8, 2002, we paid in full the outstanding principal and accrued interest of our 9.75% subordinated notes (the "Notes") totaling $2,990,463 plus an early redemption premium of $236,800. As a result of the payment, the Company will have no future principal or interest payments relating to the Notes.

        Outstanding contractual obligations of the Company, excluding the repayment of the Notes on November 8, 2002, are reflected in the following table:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	6,258	1,287	3,237	1,099	635

Total contractual cash obligations	$6,258	$1,287	$3,237	$1,099	$635

        We also maintain a renewable $5,000,000 revolving credit agreement with a major bank with interest at the bank's base rate. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of September 28, 2002.

        We believe that cash balances will be sufficient to meet anticipated cash requirements for the next twelve months. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, when such capital becomes required.

Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 revises the standards of accounting for goodwill and indefinite lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The accounting standards of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 (fiscal year 2003). The adoption of this statement had no impact on our financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002 (fiscal year 2003). The adoption of this statement had no impact on our financial position and results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 by requiring one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001 (fiscal year 2003). The adoption of this statement had no impact on our financial position and results of operations.

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds the following pronouncements: FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also makes technical corrections to other existing authoritative pronouncements to clarify meanings, or describe their applicability under changed conditions. The adoption of this statement had no impact on our financial position and results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", ("EITF No. 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF No. 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect the adoption of SFAS No. 146 will have a material impact on our financial position or results of operations.

Cautionary Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements concerning the future of the industry, product development, business strategy (including the possibility of future acquisitions), anticipated operational and capital expenditure levels, continued acceptance and growth of our products, and dependence on significant customers and suppliers. This Quarterly Report on Form 10-Q contains forward-looking statements that we have made based on our current expectations, estimates and projections about our industry, operations, and prospects, not historical facts. We have made these forward-looking statements pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "anticipate," "estimate," "intend", "continue" or other similar expressions. These statements discuss future expectations, and may contain projections of results of operations or of financial condition or state other forward-looking information. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Cautionary Statements" in our annual report filed on Form 10-K dated June 29, 2002, as well as other risks and uncertainties referenced in this Quarterly Report. These risks include, but are not limited to, the following:

  •
  Because we typically derive more than half of our revenue from international sales, we are susceptible to currency fluctuations, negative economic changes taking place in foreign marketplaces, and other risks associated with conducting business overseas.

  •
  The failure to obtain alexandrite rods for certain laser systems from our sole supplier would impair our ability to manufacture and sell these laser systems, which has accounted for a substantial portion of our revenue in certain recent periods.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        As of September 28, 2002, our cash and debt are exposed to interest rate risk. We are exposed to foreign currency risk due to accounts receivable from our foreign subsidiaries.

        We have cash equivalents that primarily consist of commercial paper, overnight repurchase agreements and money market accounts. We believe that any near term changes in interest rates will be immaterial to any potential losses in future earnings, cash flow and fair values.

        As of September 28, 2002, we hold foreign currency contracts with notional values totaling $1,400,000 for the delivery of 98,539,000 Japanese Yen and 581,932 Euros. These contracts have maturities prior to December 22, 2002. The aggregate fair value of our forward foreign exchange contracts outstanding was $29,140 as of September 28, 2002. The net fair value is computed by subtracting the value of the contracts using the year-end forward rates (the notional value) from the value of the forward contracts computed at the contracted exchange rates. We believe that any near term changes in currency rates will be immaterial to any potential losses in future earnings, cash flow and fair values because any adjustments to fair value offset the change in the fair value of the foreign currency intercompany receivables.

Item 4—Controls and Procedures

        (a)  Evaluation of disclosure controls and procedures.

        An evaluation was performed under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report. Based on that evaluation, members of our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report the information required to be included in this quarterly report within the required time period.

        (b)  Changes in internal controls.

        There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

CANDELA CORPORATION

Part II. Other Information

Item 1—Legal Proceedings

        Reference is hereby made to the arbitration proceeding with Physicians Sales and Service, Inc. ("PSS"), a division of PSS World Medical, Inc. as reported in the 10-K for the fiscal year ended June 29, 2002. No material developments in the resolution of this matter have transpired since then.

        From time to time, we are a party to various legal proceedings incidental to our business. We believe that none of the legal proceedings which are presently pending will have a material adverse effect upon our financial position, results of operations, or liquidity.

ITEM 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

            None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDELA CORPORATION Registrant
Date: November 11, 2002	/s/ GERARD E. PUORRO
Gerard E. Puorro (President and Chief Executive Officer)
Date: November 11, 2002	/s/ F. PAUL BROYER
F. Paul Broyer (Senior Vice President of Finance and Administration and Chief Financial Officer)

CERTIFICATION

I, Gerard E. Puorro, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Candela Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002
/s/ GERARD E. PUORRO
Gerard E. Puorro Chief Executive Officer

CERTIFICATION

I, F. Paul Broyer, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Candela Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ F. PAUL BROYER
F. Paul Broyer Chief Financial Officer