Form 10-Q
period 2002-12-28
CANDELA CORP /DE/
filed 2003-02-11
CIK 793279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 2002.

Commission file number 000-14742

CANDELA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2477008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 Boston Post Road, Wayland, Massachusetts	01778
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (508) 358-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2003
Common Stock, $.01 par value	10,210,248

CANDELA CORPORATION

Part I.  Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 28, 2002	June 29, 2002
Assets
Current assets:
Cash and cash equivalents	$19,270	$19,628
Accounts receivable, net	21,943	23,827
Notes receivable	569	1,262
Inventories, net	12,213	12,118
Other current assets	1,255	_870
Total current assets	55,250	57,705
Property and equipment, net	2,801	3,156
Deferred tax assets	5,212	5,442
Prepaid licenses	1,317	1,405
Other assets	175	183
Total assets	$64,755	$67,891

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,842	$5,133
Accrued payroll and related expenses	2,209	3,003
Accrued warranty costs	4,411	4,452
Income taxes payable	2,147	1,604
Restructuring reserve	455	559
Other accrued liabilities	2,898	2,723
Current portion of long-term debt	—	740
Deferred revenue	3,771	4,357
Total current liabilities	18,733	22,571
Long-term portion of deferred revenue	2,414	2,352
Long-term debt	—	2,115
Total liabilities	21,147	27,038

Stockholders’ equity:
Common stock	124	119
Additional paid-in capital	45,232	43,869
Accumulated earnings	12,289	11,085
Treasury stock, at cost	(12,997)	(12,997)
Accumulated other comprehensive loss	(1,040)	(1,223)
Total stockholders’ equity	43,608	40,853
Total liabilities and stockholders’ equity	$64,755	$67,891

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	For the three months ended:		For the six months ended:
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Revenue
Lasers and other products	$14,912	$10,254	$25,400	$17,113
Product-related service	3,116	3,069	5,873	5,895
Skin care center	538	833	1,096	1,528
Total revenue	18,566	14,156	32,369	24,536

Cost of sales
Lasers and other products	6,772	5,111	11,374	8,051
Product-related service	2,291	2,256	4,290	4,397
Skin care center	391	677	815	1,227
Total cost of sales	9,454	8,044	16,479	13,675

Gross profit	9,112	6,112	15,890	10,861

Operating expenses:
Selling, general and administrative	6,657	6,814	11,732	12,518
Research and development	1,086	1,236	1,952	2,248
Total operating expenses	7,743	8,050	13,684	14,766

Income (loss) from operations	1,369	(1,938)	2,206	(3,905)

Other income (expense):
Interest income	60	131	135	366
Interest expense	(73)	(120)	(179)	(239)
Other income (expense)	(622)	412	(281)	364
Total other income (expense)	(635)	423	(325)	491

Income (loss) before income taxes	734	(1,515)	1,881	(3,414)

Provision for (benefit from) income taxes	264	(354)	677	(1,022)

Net income (loss)	$470	$(1,161)	$1,204	$(2,392)

Basic earnings (loss) per share	$0.05	$(0.11)	$0.12	$(0.24)
Diluted earnings (loss) per share	$0.05	$(0.11)	$0.12	$(0.24)

Weighted average shares outstanding	9,877	10,176	9,760	10,151
Adjusted weighted average shares outstanding	10,004	10,176	9,859	10,151

Net Income (loss)	$470	$(1,161)	$1,204	$(2,392)
Other comprehensive income (net of tax): Foreign currency translation adjustment	(115)	188	(107)	456
Comprehensive income (loss)	$355	$(973)	$1,097	$(1,936)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended:
	December 28, 2002	December 29, 2001
Cash flows from operating activities:
Net income (loss)	$1,204	$(2,392)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	411	265
Provision for bad debts	(43)	159
Effect of exchange rate changes on foreign currency denominated assets and liabilities	2	(144)
Accretion of debt discount	475	50
Increase (decrease) in cash from working capital:
Accounts receivable	1,887	1,936
Notes receivable	686	551
Inventories	(75)	(273)
Other current assets	(389)	56
Other assets	100	91
Accounts payable	(2,278)	(1,525)
Accrued payroll and related expenses	(796)	(334)
Deferred revenue	(514)	(72)
Accrued warranty costs	(50)	163
Income taxes payable	811	(1,534)
Restructuring reserve	(104)	(239)
Other accrued liabilities	178	175
Net cash provided by (used for) operating activities	1,505	(3,067)

Cash flows from investing activities:
Purchases of property and equipment	(70)	(778)
Net cash used for investing activities	(70)	(778)

Cash flows from financing activities:
Principal payments of long-term debt	(3,330)	(185)
Net borrowings (repayments) on other long-term liabilities	—	177
Proceeds from the issuance of common stock	1,368	319
Repurchase of treasury stock	—	(4,849)
Net cash used for financing activities	(1,962)	(4,538)

Effect of exchange rates on cash and cash equivalents	169	(217)

Net decrease in cash and cash equivalents	(358)	(8,600)
Cash and cash equivalents at beginning of period	19,628	32,318
Cash and cash equivalents at end of period	$19,270	$23,718

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.                   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the “Company”) for fiscal year 2002, which should be read in conjunction with these financial statements.  The financial information included herein is unaudited, with the exception of the condensed consolidated balance sheet as of June 29, 2002, which was derived from the audited consolidated balance sheet dated June 29, 2002.  However, in the opinion of management, the statements include all necessary adjustments, consisting principally of normal recurring accruals, for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company’s Annual Report on Form 10-K. The results for the three- and six-month periods ended December 28, 2002 are not necessarily indicative of the results to be expected for the full year.

2.                   New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds the following pronouncements: SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. SFAS No. 145 also makes technical corrections to other existing authoritative pronouncements to clarify meanings, or describe their applicability under changed conditions. In compliance with SFAS No. 145, the Company recognized the one-time charge related to the extinguishment of its long-term debt (see Note 6) as a component of other income (expense) rather than as an extraordinary item.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, (“EITF No. 94-3”).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  EITF No. 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.  The Company does not expect the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 addresses financial accounting for, and disclosure of, guarantees.  FIN 45 requires certain guarantees to be recorded at fair value, as opposed to the existing standard of recording a liability only when a loss is probable and reasonably estimable according to SFAS No. 5, “Accounting for Contingencies”. In accordance with FIN 45, the Company has amended its disclosure related to product warranties.  The adoption of FIN 45 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 requires the disclosure of the effects of a company’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” by providing alternative methods of transition to the fair-value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require disclosure of the effects of a company’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. In accordance with SFAS No. 148, the Company has disclosed the method of accounting for stock-based employee compensation in the Critical Accounting Policies section of Item 2 of this interim report. The adoption of SFAS No. 148 had no impact on the Company’s financial position and results of operations.

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

	For the three months ended:		For the six months ended:
(in thousands, excepts per share data)	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Numerator
Net income (loss)	$470	$(1,161)	$1,204	$(2,392)

Denominator

Basic (Loss) Earnings per Share
Weighted average shares outstanding	9,877	10,176	9,760	10,151

Earnings (loss) per share	$0.05	$(0.11)	$0.12	$(0.24)

Diluted Earnings (Loss) per Share
Weighted average shares outstanding	9,877	10,176	9,760	10,151
Effect of dilutive securities:
Stock options	111	—	84	—
Stock warrants	16	—	15	—

Adjusted weighted average shares outstanding	10,004	10,176	9,859	10,151

Diluted earnings (loss) per share	$0.05	$(0.11)	$0.12	$(0.24)

During the six-month periods ended December 28, 2002 and December 29, 2001, there were 676,733 and 1,034,946 options to purchase shares of common stock that were respectively excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the common stock for the period.

4.                   Inventories

Inventories consist of the following:

(in thousands)	December 28, 2002	June 29, 2002
Raw materials	$4,568	$4,615
Work in process	874	1,037
Finished goods	6,771	6,466
	$12,213	$12,118

5.                   Restructuring Charges

During the quarters ended December 27, 1997 and June 30, 2001, the Company recorded combined restructuring charges of $3,721,000 resulting from management’s decision to close the skin care center located in Scottsdale, Arizona. During the three-month period ended December 29, 2001, the Company secured a sublease for the Scottsdale facility. Per the sublease agreement, the sublessee will pay all costs associated with the facility through the end of the lease term ending June 2006. As an incentive to the sublessee, the Company agreed to pay eight months of rent during the life of the sublease.  The sublessee commenced making payments to the landlord on behalf of the Company on April 1, 2002.

As a result of the sublease, the Company revised the estimate of future costs associated with the Scottsdale facility and, in the quarter ended March 30, 2002, reversed $693,000 of the restructuring reserve, which represents primarily the amount of future contractual sublease payments as well as revisions to the net realizable value of certain leasehold improvements.

The following table reflects the restructuring charges incurred during the six-month period ended December 28, 2002:

(in thousands)	Payroll and Severance	Leasehold Improvements and Fixed Assets	Facility Costs	Total
Balance at June 29, 2002	$112	$410	$37	$559
Cash charges	(38)		(12)	(50)
Non-cash charges		(54)		(54)
Balance at December 28, 2002	$74	$356	$25	$455

6.                   Debt

In 1998, the Company issued eight-year, 9.75% subordinated term notes (“Note Agreement”) to three investors in the aggregate amount of $3,700,000, secured by the assets of the Company.  The notes were due in October 2006, and required quarterly interest payments.  The Company was required to make mandatory quarterly principal payments of $185,000, along with any unpaid interest, beginning on January 31, 2002.

The notes permitted early repayment with a decreasing early redemption premium amount through October 31, 2004. The Company repaid the entire debt evidenced by the notes on November 8, 2002.  As a result of the early repayment the Company incurred a one-time charge evidenced by the notes of $677,302 during the three-month period ended December 28, 2002. This charge represents the unamortized balance of the fair value of common stock warrants issued in conjunction with the original debt issuance ($440,502) and the early redemption premium. The cash paid was calculated as follows:

Outstanding principal balance	$2,960,000
Early redemption premium	236,800
Interest for the period October 1, 2002 to November 8, 2002	30,463
Total	$3,227,263

During the three-month period ended December 28, 2002, two of the warrant holders exercised warrants resulting in 435,000 shares of common stock and an increase in the Company's cash balance of $1,157,600.

7.                   Segment Information

The Company operates principally in two industry segments: the design, manufacture, sale, and service of medical devices and related equipment; and the performance of services in the skin care/health spa industry.

	For the three months ended:		For the six months ended:
(in thousands)	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Revenue:
Product sales and service	$18,028	$13,323	$31,273	$23,008
Skin care/health spa services	538	833	1,096	1,528
Total revenue	$18,566	$14,156	$32,369	$24,536

Operating income (loss):
Product sales and service	$1,864	$(1,518)	$3,032	$(3,038)
Skin care/health spa services	(495)	(420)	(826)	(867)
Total operating income (loss)	$1,369	$(1,938)	$2,206	$(3,905)

	As of December 28, 2002	As of June 29, 2002
Total assets: (net intercompany accounts)
Product sales and service	$63,960	$67,123
Skin care/health spa services	795	768
Total assets	$64,755	$67,891

8.                 Guarantees

The Company’s products generally carry a standard one-year warranty, except for Vbeam products that typically carry a three-year warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. In anticipation of actual warranty claims, the Company amortizes the reserve ratably over the life of the warranty thereby offsetting actual warranty claims incurred. Actual warranty claims incurred and charged to product costs of sale during an interim period may be more or less than the amount of amortized warranty reserve allocated against them. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the six-month period ended December 28, 2002:

(in thousands)
Beginning balance June 29, 2002	$4,452
Plus accruals related to new sales	2,400
Less amortization of prior period accruals	(2,441)
Ending balance on December 28, 2002	$4,411

The Company also offers extended service contracts that may be purchased after a standard warranty has expired. Service contracts may be purchased for periods from one to five years. The Company recognizes service contract revenue ratably over the life of the contract. Actual service contract expenses incurred and charged to service costs of sales during an interim period may be more or less than the amount of amortized service contract revenue recognized in that period.

The following table reflects changes in the Company’s deferred revenue account during the six-month period ended December 28, 2002:

(in thousands)
Beginning balance June 29, 2002	$4,357
Plus deferral of new service contract sales	948
Less recognition of deferred revenue	(1,534)
Ending balance on December 28, 2002	$3,771

The Company has an agreement (the Agreement) with an independent leasing company whereby the Company will purchase delinquent leases (the UNL Provision) relating to Company products purchased by customers and financed through the leasing company.  The Company is required to honor the UNL Provision when the leasing company's aggregate losses reach levels specified in the Agreement.  The UNL Provision of the Agreement was recently eliminated for any lease initiated after December 31, 2002.  Since the inception of the Agreement, the cumulative amounts paid to the leasing company under the UNL Provision have not been significant.

9.                 Stock-based Compensation

In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company does not recognize compensation expense for options granted with exercise prices at fair market value of the underlying common stock to employees and directors of the Company under our various option plans. If the Company accounted for such options, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation”, it would use a fair-value method to determine the effect on net income and earnings per share of compensation expense for options granted to employees and directors.

The following table reflects the pro-forma effects if the fair value method had been applied to all awards during the three- and six-month periods ended December 28, 2002 and December 29, 2001:

	For the three months ended:		For the six months ended:
(in thousands, excepts per share data)	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Net income (loss), as reported	$470	$(1,161)	$1,204	$(2,392)

Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	—	(47)	(413)	(581)

Pro forma net income (loss)	$470	$(1,208)	$791	$(2,973)

Earnings per share
Basic - as reported	$0.05	$(0.11)	$0.12	$(0.24)
Basic - pro forma	$0.05	$(0.12)	$0.08	$(0.29)

Diluted - as reported	$0.05	$(0.11)	$0.12	$(0.24)
Diluted - pro forma	$0.05	$(0.12)	$0.08	$(0.29)

10.            Legal Proceedings

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

11.    Subsequent event

On January 8, 2003, the Company acquired substantially all of the assets of Applied Optronics, the diode division of Schwartz Electro-Optics, Inc., for approximately $1.2 million in cash.

CANDELA CORPORATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We research, develop, manufacture, market and service lasers used to perform aesthetic and cosmetic procedures. We sell our lasers principally to medical practitioners.  We market our products directly and through a network of distributors to end-users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists and general and vascular surgeons.   We derive our revenue from:  the sale of lasers and other products; the provision of product-related services; and the operation of our remaining skin care center.  Over half of our revenue in recent periods has come from international sales.

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

Accounting for Stock-based Compensation In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” we do not recognize compensation expense for options granted with exercise prices at fair market value of the underlying common stock to employees and directors of the Company under our various option plans. If we accounted for such options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation,” we would use a fair-value method to determine the effect on net income and earnings per share of compensation expense for options granted to employees and directors.

Results of Operations

Revenue.  Revenue source by geography is reflected in the following table:

	For the three months ended:
(in thousands)	December 28, 2002		December 29, 2001		Change
US revenue	$8,405	45%	$5,955	42%	$2,450	41%
Foreign revenue	10,161	55%	8,201	58%	1,960	24%

Total revenue	$18,566	100%	$14,156	100%	$4,410	31%

	For the six months ended:
	December 28, 2002		December 29, 2001		Change
US revenue	$14,518	45%	$9,527	39%	$4,991	52%
Foreign revenue	17,851	55%	15,009	61%	2,842	19%

Total revenue	$32,369	100%	$24,536	100%	$7,833	32%

Revenue increased over the three-month and six-month periods ended December 28, 2002, compared to the same periods ended December 29, 2001, due primarily to the replacement of a major North American distributor with a direct sales force beginning in the second quarter of fiscal year 2002. For the three month-period ended December 28, 2002, direct sales of lasers and related services to domestic customers increased approximately $2,800,000, while sales to domestic distributors decreased approximately $100,000 and revenue from the skin care center also decreased approximately $300,000 as compared to the same period one year earlier. For the six month-period ended December 28, 2002, direct sales of lasers and related services to domestic customers increased approximately $5,600,000, while sales to domestic distributors decreased approximately $200,000 and revenue from the skin care center also decreased approximately $400,000 as compared to the same period one year earlier.

Foreign revenue also increased during the three-month period ended December 28, 2002, compared to the same period one year earlier, due primarily to increases in sales of lasers and related services to the Asia Pacific market of approximately $1,000,000 and to European market of approximately $900,000. For the six-month period ended December 28, 2002, sales of lasers and related services to the Asia Pacific market increased $2,200,000, and sales of lasers and related services to the European markets increased approximately $600,000 as compared to the same period one year earlier. For both the three-month and six-month periods ended December 28, 2002, sales generated by our subsidiaries in France, Germany and Spain have steadily replaced the sales channels formerly filled by direct sales from the United States and sales to European distributors. In the three-month period ended December 28, 2002, revenue provided by these subsidiaries increased approximately $1,000,000, while revenue provided by European distributors and direct sales forces from the U.S. decreased approximately $100,000 as compared to the same period one year earlier. For the six-month period ended December 28, 2002, revenue provided by these subsidiaries increased approximately $1,200,000 while revenue provided by European distributors and direct sales forces from the U.S. decreased approximately $600,000. As the European subsidiaries continue to grow, we expect this trend to continue.

Revenue source by type is reflected in the following table:

	For the three months ended:
(in thousands)	December 28, 2002		December 29, 2001		Change
Revenue
Lasers and other products	$14,912	80%	$10,254	72%	$4,658	45%
Product related service	3,116	17%	3,069	22%	47	2%
Skin care centers	538	3%	833	6%	(295)	-35%
Total revenue	$18,566	100%	$14,156	100%	$4,410	31%

	For the six months ended:
	December 28, 2002		December 29, 2001		Change
Revenue
Lasers and other products	$25,400	78%	$17,113	70%	$8,287	48%
Product related service	5,873	18%	5,895	24%	(22)	0%
Skin care centers	1,096	3%	1,528	6%	(432)	-28%
Total revenue	$32,369	100%	$24,536	100%	$7,833	32%

The increase in laser product revenue for the three-month period ended December 28, 2002, compared to the three-month period ended December 29, 2001, resulted from an increase in the sales volume and average selling price of our Smoothbeam and Vbeam™ product lines, and an increase in sales volume of our GentleLase™ products. The increase in volume and average selling price of the Smoothbeam and Vbeam™ products contributed approximately $1,300,000 and $1,800,000, respectively to the increase in revenue. The increase in sales volume of the GentleLase™ products contributed approximately $1,200,000 to this increase in revenue while maintaining a consistent average selling price. Skin care center revenue decreased primarily due to a continuing decrease in the sale of accessories and treatments.

The increase in laser product revenue for the six-month period ended December 28, 2002, compared to the six-month period ended December 29, 2001, also resulted primarily from an increase in the sales volume and average selling price of our Smoothbeam and Vbeam™ product lines, and an increase in sales volume of our GentleLase™ products. The increase in volume and average selling price of the Smoothbeam and Vbeam™ products contributed approximately $1,300,000 and $2,900,000, respectively to the increase in revenue. The increase in sales volume of the GentleLase™ products contributed approximately $3,600,000 to this increase in revenue while maintaing a relatively consistent average selling price. Skin care center revenue decreased primarily due to a continuing decrease in the sale of accessories and treatments.

Gross Profit.  Gross profit increased to $9,112,000 or 49% of revenues for the three month period ended December 28, 2002, compared to gross profit of $6,112,000 or 43% for the same period one year earlier.  Gross profit increased to $15,890,000 or 49% of revenues for the six-month period ended December 28, 2002, compared to gross profit of $10,861,000 or 44% for the same period one year earlier.  The increases in gross profit result principally from the increase in sales volume and average selling price of our Smoothbeam™ and Vbeam™ product lines, and the increase in sales volume of the GentleLase™ products.

Selling, General and Administrative Expense.  Selling, general and administrative expenses decreased to $6,657,000 for the three-month period ending December 28, 2002 from $6,814,000 for the three-month period December 29, 2001.  As a percentage of revenue, selling, general and administrative expenses decreased to 36% from 48% of revenues for the same respective periods. Selling, general and administrative expenses decreased to $11,732,000 for the six-month period ending December 28, 2002 from $12,518,000 for the six-month period ended December 29, 2001. For the six-month period ending December 28, 2002, selling, general and administrative expenses decreased to 36% from 51% of revenues as compared to the same period one year earlier. The decrease in selling, general and administrative expenses is due to a $300,000 increase in the provision for bad debt expense associated with a North American distributor, a $180,000 increase in the provision for bad debt expense associated with our subsidiary in France and a $90,000 legal settlement in the Skin Care Center during the six-month period ended December 29, 2001 and a $200,000 decrease in costs associated with outside market research consultants during the six-month period ended December 28, 2002.

Research and Development Expense.   Research and development spending decreased to $1,086,000 for the three-month period ended December 28, 2002 from $1,236,000 for the three-month period ended December 29, 2001 due primarily to management pay cuts and staff reductions. For the six-month periods ended December 28, 2002 and December 29, 2001, research and development expenses decreased to $1,952,000 from $2,248,000, respectively. As a percentage of sales, research and development expenses decreased to 6% from 9% during both the three- and six-month periods ended December 28, 2002 and December 29, 2001, respectively. Research and development expenses are expected to return to a level of approximately 9% of sales during the remainder of fiscal year 2003 with the replacement of research staff and the initiation of new projects.

Other Income/Expense.  Net other expense was $635,000 for the three months ended December 28, 2002 compared to net other income of $423,000 for the three months ended December 28, 2001. For the six-month period ended December 28, 2002, net other expense was $325,000 compared to net other income of $491,000 for the six-month period ended December 29, 2001. This decrease in net other income during the six-month period ending December 28, 2002 is due primarily to a one-time charge of $677,000 related to the extinguishment of our long-term debt. Decreases in interest income of $231,000 and foreign currency losses of $230,000 for the six-month period were offset by the receipt of a royalty payment of $322,000 relating to royalties earned since August 2000 from the Company’s August 11, 2000 settlement agreement with the Regents of the University of California and New Star Technology, Inc. The decrease in interest income is the result of lower cash balances and interest rates during the six-month period ended December 28, 2002 as compared to the same period one year earlier.

The decrease in net other income (expense) for the three-month period ended December 28, 2002 resulted primarily from the one-time charge of $677,000 related to the extinguishment of our long-term debt and foreign currency losses of approximately $400,000 as compared to the same period one year earlier.

Income Taxes. The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company.  We recorded a 36% effective tax rate for both the three- and six-month periods ended December 28, 2002, compared to the three- and six-month periods ended December 29, 2001, in which we recorded 23% and 30% tax benefits respectively.   The provision for income taxes for the six months ended December 28, 2002 differs from the U.S. statutory rate as a result of a tax provision calculated for income generated in Japan at a rate in excess of the U.S. statutory rate offset by a benefit for the deduction related to the extraterritorial income exclusion.

Liquidity and Capital Resources

Cash provided by operating activities amounted to $1,505,000 for the six months ended December 28, 2002, in comparison to cash used by operating activities in the amount of $3,067,000 for the same period one year earlier. This increase in cash provided by operating activities for the six-month period ended December 28, 2002 compared to the same period a year primarily reflects the effects of a net profit. Cash used by investing activities totaled $70,000 for the six months ended December 28, 2002, compared to $778,000 for the same period in the prior year.  This change primarily reflects less cash used to support our Oracle software implementation. Cash used for financing activities amounted to $2,065,000 for the six-month period ended December 28, 2002 in comparison to $4,538,000 for the same period a year earlier.  The change in cash used for financing primarily reflects the absence of repurchases of stock by the corporation in the six-month period ended December 28, 2002 offset by principal payments to pay-off long-term debt.

On November 8, 2002, we paid in full the outstanding principal and accrued interest of our 9.75% subordinated notes (the “Notes”) totaling $2,990,463 plus an early redemption premium of $236,800. As a result of the payment, the Company will have no future principal or interest payments relating to the Notes.

Outstanding contractual obligations of the Company as of December 28, 2002, are reflected in the following table:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$5,615	$1,297	$2,855	$1,122	$341

We maintain a renewable $5,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate.  Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed.  Borrowings under the revolving credit agreement are unsecured.  The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock.  No amounts were outstanding under the line of credit as of December 28, 2002.

On January 8, 2003, subsequent to the end of the quarter, the Company acquired substantially all of the assets of Applied Optronics, the diode division of Schwartz Electro-Optics, Inc., for approximately $1.2 million in cash.

We believe that cash balances will be sufficient to meet anticipated cash requirements for the next twelve months.  However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, when such capital becomes required.

Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds the following pronouncements: SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. SFAS No. 145 also makes technical corrections to other existing authoritative pronouncements to clarify meanings, or describe their applicability under changed conditions. In compliance with SFAS No. 145, we recognized the one-time charge related to the extinguishment of its long-term debt (see Note 6) as a component of other income (expense) rather than as an extraordinary item.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, (“EITF No. 94-3”).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  EITF No. 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.  We do not expect the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 addresses financial accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value, as opposed to the existing standard of recording a liability only when a loss is probable and reasonably estimable according to SFAS No. 5, “Accounting for Contingencies”. In accordance with FIN 45, the Company has amended its disclosure related to product warranties.  The adoption of FIN 45 is not expected to have a material impact on our financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 requires the disclosure of the effects of a company’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” by providing alternative methods of transition to the fair-value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require disclosure of the effects of a company’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. In accordance with SFAS No. 148, the Company has disclosed the method of accounting for stock-based employee compensation in the Critical Accounting Policies section of Item 2 of this interim report. The adoption of SFAS No. 148 had no impact on our financial position and results of operations.

Cautionary Statements

This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements concerning the future of the industry, product development, business strategy (including the possibility of future acquisitions), anticipated operational and capital expenditure levels, continued acceptance and growth of our products, and dependence on significant customers and suppliers.  This Quarterly Report on Form 10-Q contains forward-looking statements that we have made based on our current expectations, estimates and projections about our industry, operations, and prospects, not historical facts. We have made these forward-looking statements pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “intend”, “continue” or other similar expressions.  These statements discuss future expectations, and may contain projections of results of operations or of financial condition or state other forward-looking information.  These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Cautionary Statements” in our annual report filed on Form 10-K dated June 29, 2002, as well as other risks and uncertainties referenced in this Quarterly Report.  These risks include, but are not limited to, the following:

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

As of December 28, 2002, our cash balances are exposed to interest rate risk.  We are exposed to foreign currency risk due to accounts receivable from our foreign subsidiaries.

We have cash equivalents that primarily consist of commercial paper, overnight repurchase agreements and money market accounts.  We believe that any near term changes in interest rates will be immaterial to any potential losses in future earnings, cash flow and fair values.

As of December 28, 2002, we hold foreign currency contracts with notional values totaling $966,000 for the delivery of 980,018 Euros.  These contracts have maturities prior to March 20, 2003.  The aggregate fair value of our forward foreign exchange contracts outstanding was $ (55,292.47) as of December 28, 2002. The net fair value is computed by subtracting the value of the contracts using the year-end forward rates (the notional value) from the value of the forward contracts computed at the contracted exchange rates.  We believe that any near term changes in currency rates will be immaterial to any potential losses in future earnings, cash flow and fair values because any adjustments to fair value offset the change in the fair value of the foreign currency intercompany receivables.

Item 4 - Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report.  Based on that evaluation, members of our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report the information required to be included in this quarterly report within the required time period.

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

CANDELA CORPORATION
Registrant

Date: February 11, 2003	/s/ Gerard E. Puorro
Gerard E. Puorro (President and Chief Executive Officer)

Date: February 11, 2003	/s/ F. Paul Broyer
F. Paul Broyer (Senior Vice President, Finance and Administration and Chief Financial Officer)

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

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003	/s/ Gerard E. Puorro
Gerard E. Puorro President and Chief Executive Officer

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003	/s/ F. Paul Broyer
F. Paul Broyer Chief Financial Officer