Form 10-Q
period 2003-03-29
CANDELA CORP /DE/
filed 2003-05-13
CIK 793279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2003.

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2003
Common Stock, $.01 par value	10,471,305

CANDELA CORPORATION

Index

Part I.	Unaudited Financial Information:

	Item 1.	Unaudited Condensed Consolidated Balance Sheets as of March 29, 2003 and June 29, 2002

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three-month and nine-month periods ended March 29, 2003 and March 30, 2002

Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended March 29, 2003 and March 30, 2002

Notes to Unaudited Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information:

	Item 1.	Legal proceedings

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

Exhibits

Part I.  Financial Information

Item 1 – Unaudited Financial Statements

CANDELA CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 29, 2003	June 29, 2002
Assets
Current assets:
Cash and cash equivalents	$21,315	$19,628
Accounts receivable, net	25,518	23,827
Notes receivable	801	1,262
Inventories, net	11,692	12,118
Other current assets	2,201	870
Total current assets	61,527	57,705
Property and equipment, net	3,425	3,156
Deferred tax assets	5,097	5,442
Prepaid licenses	1,273	1,405
Other assets	188	183
Total assets	$71,510	$67,891

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,021	$5,133
Accrued payroll and related expenses	3,047	3,003
Accrued warranty costs	4,633	4,452
Income taxes payable	2,762	1,604
Restructuring reserve	409	559
Other accrued liabilities	3,225	2,723
Current portion of long-term debt	—	740
Deferred revenue	4,127	4,357
Total current liabilities	22,224	22,571
Long-term portion of deferred revenue	2,445	2,352
Long-term debt	—	2,115
Total liabilities	24,669	27,038

Stockholders’ equity:
Common stock	125	119
Additional paid-in capital	45,769	43,869
Accumulated earnings	14,909	11,085
Treasury stock, at cost	(12,997)	(12,997)
Accumulated other comprehensive loss	(965)	(1,223)
Total stockholders’ equity	46,841	40,853
Total liabilities and stockholders’ equity	$71,510	$67,891

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	For the three months ended:		For the nine months ended:
	March 29, 2003	March 30, 2002	March 29, 2003	March 29, 2002
Revenue
Lasers and other products	$18,044	$11,983	$43,444	$29,096
Product-related service	3,395	3,490	9,268	9,385
Skin care center	548	674	1,644	2,202
Total revenue	21,987	16,147	54,356	40,683

Cost of sales
Lasers and other products	8,133	5,284	19,506	13,335
Product-related service	2,310	3,010	6,600	7,408
Skin care center	359	504	1,175	1,731
Total cost of sales	10,802	8,798	27,281	22,474

Gross profit	11,185	7,349	27,075	18,209

Operating expenses:
Selling, general and administrative	6,762	7,006	18,494	19,524
Research and development	1,218	1,260	3,170	3,508
Restructuring reserve	—	(693)	—	(693)
Total operating expenses	7,980	7,573	21,664	22,339

Income (loss) from operations	3,205	(224)	5,411	(4,130)

Other income (expense):
Interest income	428	169	563	534
Interest expense	(35)	(120)	(214)	(359)
Other income (expense)	255	113	(26)	478
Total other income (expense)	648	162	323	653

Income (loss) before income taxes	3,853	(62)	5,734	(3,477)

Provision for (benefit from) income taxes	1,233	229	1,910	(793)

Net income (loss)	$2,620	$(291)	$3,824	$(2,684)

Basic earnings (loss) per share	$0.26	$(0.03)	$0.39	$(0.26)

Diluted earnings (loss) per share	$0.25	$(0.03)	$0.38	$(0.26)

Weighted average shares outstanding	10,189	9,641	9,903	10,194
Adjusted weighted average shares outstanding	10,437	9,641	10,028	10,194

Net Income (loss)	$2,620	$(291)	$3,824	$(2,684)
Other comprehensive income (net of tax):
Foreign currency translation adjustment	49	305	183	761
Comprehensive income (loss)	$2,669	$14	$4,007	$(1,923)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended:
	March 29, 2003	March 30, 2002
Cash flows from operating activities:
Net income (loss)	$3,824	$(2,684)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	682	393
Provision for bad debts	(259)	163
Effect of exchange rate changes on foreign currency denominated assets and liabilities	18	39
Reversal of restructuring reserve	—	(693)
Accretion of debt discount	475	76
Increase (decrease) in cash from working capital:
Accounts receivable	(1,184)	(724)
Notes receivable	467	459
Inventories	724	(1,493)
Other current assets	(1,309)	(137)
Other assets	133	128
Accounts payable	(1,184)	(804)
Accrued payroll and related expenses	18	263
Deferred revenue	(243)	204
Accrued warranty costs	132	490
Income taxes payable	1,471	(1,417)
Restructuring reserve	(150)	(343)
Long-term portion of deferred revenue	81	(251)
Other accrued liabilities	475	1,226
Net cash provided by (used for) operating activities	4,171	(5,105)

Cash flows from investing activities:
Purchases of property and equipment	(967)	(906)
Net cash used for investing activities	(967)	(906)

Cash flows from financing activities:
Principal payments of long-term debt	(3,330)	(189)
Net borrowings (repayments) on other long-term liabilities	(643)	237
Proceeds from the issuance of common stock	1,902	378
Repurchase of treasury stock	—	(5,215)
Net cash used for financing activities	(2,071)	(4,789)

Effect of exchange rates on cash and cash equivalents	554	(854)

Net increase (decrease) in cash and cash equivalents	1,687	(11,654)
Cash and cash equivalents at beginning of period	19,628	32,318
Cash and cash equivalents at end of period	$21,315	$20,664

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.                   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the “Company”) for fiscal year 2002, which should be read in conjunction with these financial statements.  The financial information included herein is unaudited, with the exception of the condensed consolidated balance sheet as of June 29, 2002, which was derived from the audited consolidated balance sheet dated June 29, 2002.  However, in the opinion of management, the statements include all necessary adjustments, consisting principally of normal recurring accruals, for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company’s Annual Report on Form 10-K. The results for the three- and nine-month periods ended March 29, 2003 are not necessarily indicative of the results to be expected for the full year.

2.                   New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds the following pronouncements: SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions. SFAS No. 145 also makes technical corrections to other existing authoritative pronouncements to clarify meanings, or describe their applicability under changed conditions. In compliance with SFAS No. 145, the Company recognized the one-time charge related to the extinguishment of its long-term debt (see Note 6) as a component of other income (expense) rather than as an extraordinary item.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  EITF No. 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.  The Company does not expect the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 requires the disclosure of the effects of a company’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” by providing alternative methods of transition to the fair-value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No.

148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board  Opinion No. 28, “Interim Financial Reporting” to require disclosure of the effects of a company’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. In accordance with SFAS No. 148, the Company has disclosed the method of accounting for stock-based employee compensation in Note 9. The adoption of SFAS No. 148 had no impact on the Company’s financial position and results of operations.

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

(in thousands, excepts per share data)

	For the three months ended:		For the nine months ended:
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Numerator
Net Income (loss)	$2,620	$(291)	$3,824	$(2,684)

Denominator
Basic (Loss) Earnings per Share
Weighted average shares outstanding	10,189	9,641	9,903	10,194

Earnings per share	$0.26	$(0.03)	$0.39	$(0.26)

Diluted Earnings per Share
Weighted average shares outstanding	10,189	9,641	9,903	10,194

Effect of dilutive securities:
Stock options	227	—	104	—
Stock warrants	21	—	21	—

Adjusted weighted average shares outstanding	10,437	9,641	10,028	10,194

Earnings per share	$0.25	$(0.03)	$0.38	$(0.26)

During the three- and nine-month periods ended March 29, 2003 there were 30,854 and 141,135 options, respectively, to purchase shares of common stock that were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the common stock for the period.  During the three- and nine-month periods ended March 30, 2002 there were options to purchase 1,006,945 and 888,733 shares, respectively, that were excluded from the calculation of diluted earnings per share for the same reason.

4.                   Inventories

Inventories consist of the following:

	March 29, 2003	June 29, 2002

Raw materials	$5,206	$4,615
Work in process	658	1,037
Finished goods	5,828	6,466
	$11,692	$12,118

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

The following table reflects the restructuring charges incurred during the nine-month period ended March 29, 2003:

	Payroll and Severance	Leasehold Improvements and Fixed Assets	Facility Costs	Total
Balance at June 29, 2002	$112	$410	$37	$559
Cash charges	(56)	—	(12)	(68)
Non-cash charges	—	(82)	—	(82)
Balance at March 29, 2003	$56	$328	$25	$409

6.                   Debt

In 1998, the Company issued eight-year, 9.75% subordinated term notes to three investors in the aggregate amount of $3,700,000, secured by the assets of the Company.  The notes were due in October 2006, and required quarterly interest payments.  The Company was required to make mandatory quarterly principal payments of $185,000, along with any unpaid interest, beginning on January 31, 2002.

The notes permitted early repayment with a decreasing early redemption premium amount through October 31, 2004. The Company repaid the entire debt evidenced by the debt on November 8, 2002.

7.                   Segment Information

The Company operates principally in two industry segments: the design, manufacture, sale, and service of medical devices and related equipment; and the performance of services in the skin care/health spa industry.

	For the three months ended:		For the nine months ended:
(in thousands)	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Revenue:
Product sales and service	$21,439	$15,473	$52,712	$38,481
Skin care/health spa services	548	674	1,644	2,202
Total revenue	$21,987	$16,147	$54,356	$40,683

Operating income (loss):
Product sales and service	$3,523	$(573)	$6,556	$(3,613)
Skin care/health spa services	(318)	349	(1,145)	(517)
Total operating income (loss)	$3,205	$(224)	$5,411	$(4,130)

	As of March 29, 2003	As of June 29, 2002
Total assets:
(net intercompany accounts)
Product sales and service	$70,888	$67,123
Skin care/health spa services	622	768
Total assets	$71,510	$67,891

8.                   Guarantees

The Company’s products generally carry a standard one-year warranty, except for Vbeam products that  typically carry a three-year warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. In anticipation of actual warranty claims, the Company amortizes the reserve ratably over the life of the warranty thereby offsetting actual warranty claims incurred. Actual warranty claims incurred and charged to product costs of sales during an interim period may be more or less than the amount of amortized warranty reserve allocated against them. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the nine-month period ended March 29, 2003:

(in thousands)
Beginning Balance June 29, 2002	$4,452
Plus accruals related to new sales	2,601
Less amortization of prior period accruals	(2,642)
Ending Balance on March 29, 2003	$4,411

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

The following table reflects changes in the Company’s deferred revenue account during the nine-month period ended March 29, 2003:

(in thousands)
Beginning balance June 29, 2002	$4,357
Plus deferral of new service contract sales	1,720
Less recognition of deferred revenue	(1,950)
Ending balance on March 29, 2003	$4,127

The Company has an agreement (the “Agreement”) with an independent leasing company whereby the Company will purchase delinquent leases (the “UNL Provision”) relating to Company products purchased by customers and financed through the leasing company.  The Company is required to honor the UNL Provision when the leasing company’s aggregate losses reach levels specified in the Agreement.  The UNL Provision of the Agreement was recently eliminated for any lease initiated after December 31, 2002.  Since the inception of the Agreement, the cumulative amounts paid to the leasing company under the UNL Provision have not been significant.

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

10.            Legal Proceedings

On March 6, 2003, the Company obtained a favorable decision in its arbitration proceeding against Physician Sales and Service, Inc. (“PSS”), a division of PSS World Medical, Inc. The arbitration panel made an interim award to the Company of $2,200,000 for unpaid amounts previously invoiced, which the Company earlier reported as revenue. This amount was net of $150,000 separately awarded to PSS. The decision also included payment to the Company of $396,000 of interest on the outstanding balance owed to the Company. The arbitration panel also awarded the Company its attorneys’ fees and expenses, as well as the costs of arbitration.  This interim decision will be finalized upon the arbitration panels’ issuance of its order with respect to the payment of legal fees and expenses which is expected by June 4, 2003. In accordance with the arbitration panel’s decision, PSS made a $2,596,000 payment to the Company on April 1, 2003, The Company recognized $396,000 as interest income in the three-month period ended March 29, 2003 and will recognize the $2,200,000 reduction in accounts receivable during the three-month period ended June 28, 2003.

From time to time, the Company is a party to various legal proceedings incidental to our business. The Company believes that none of the legal proceedings which are presently pending will have a material adverse effect upon our financial position, results of operations, or liquidity.

11.            Asset Acquisition

On January 8, 2003, the Company acquired substantially all of the assets of Applied Optronics, the diode division of Schwartz Electro-Optics, Inc., for approximately $1,200,000 in cash. Applied Optronics was leading manufacturer of high-powered, pulsed and CW lasers, and was component supplier to the OEM market that serves a variety of industries including the military, medical, industrial, research and robotics fields. Applied Optronics was the lead supplier of the diodes for the Company’s Smoothbeam™ diode laser system. In accordance with SFAS No. 141 "Business Combinations," the Company records acquisitions under the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The asset acquisition consisted primarily of fixed assets, including production and office equipment, and inventory located at the division’s facility in New Jersey. The acquisition increased the Company’s net Property and Equipment by approximately $800,000 and Inventory by approximately $400,000. For the period from January 8, 2003 to March 29, 2003, the Applied Optronics operation generated approximately $700,000 in revenue from diode sales to third-party customers.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We research, develop, manufacture, market and service lasers used to perform aesthetic and cosmetic procedures. We sell our lasers principally to medical practitioners.  We market our products directly and through a network of distributors to end-users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists and general and vascular surgeons.   We derive our revenue from: the sale of lasers and other products; the provision of product-related services; the sale of diodes to other manufacturers, and the operation of our remaining skin care center.  Over half of our revenue in recent periods has come from international sales.

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

Results of Operations

Revenue.  Revenue source by geography is reflected in the following table:

	For the three months ended:
(in thousands)	March 29, 2003		March 30, 2002		Change

US revenue	$11,015	50%	$8,183	51%	$2,832
Foreign revenue	10,972	50%	7,964	49%	3,008

Total revenue	$21,987	100%	$16,147	100%	$5,840

	For the nine months ended:
	March 29, 2003		March 30, 2002		Change

US revenue	$25,534	47%	$17,710	44%	$7,824
Foreign revenue	28,822	53%	22,974	56%	5,848

Total revenue	$54,356	100%	$40,684	100%	$13,672

Revenue increased over the three-month and nine-month periods ended March 29, 2003, compared to the same periods ended March 30, 2002, due primarily to the replacement of a major North American distributor with a direct sales force beginning in the second quarter of fiscal year 2002. For the three month-period ended March 29, 2003, direct sales of lasers and related services to domestic customers increased by approximately $3,000,000, while sales to domestic distributors decreased by approximately $50,000 and revenue from the skin care center decreased by approximately $125,000 as compared to the same period one year earlier. For the nine month-period ended March 29, 2003, direct sales of lasers and related services to domestic customers increased by approximately $8,800,000, while sales to domestic distributors decreased by approximately $425,000 and revenue from the skin care center decreased by approximately $560,000 as compared to the same period one year earlier.

Foreign revenue increased during the three-month period ended March 29, 2003, compared to the same period one year earlier, due primarily to increases in sales of lasers and related services to the Asia Pacific market of approximately $1,300,000 and to the European market of approximately $1,900,000 and decreases in sales to the South American market of approximately $200,000. For the nine-month period ended March 29, 2003, sales of lasers and related services to the Asia Pacific market increased approximately $3,450,000, and to the European markets of approximately $2,500,000 and decreases to the South American market of approximately $200,000 as compared to the same period one year earlier. For both the three-month and nine-month periods ended March 29, 2003, sales generated by our subsidiaries in France, Germany and Spain have steadily replaced the sales channels formerly filled by direct sales from the United States and sales to European distributors. In the three-month period ended March 29, 2003, revenue provided by these subsidiaries increased approximately $1,800,000, while revenue provided by European distributors and direct sales forces from the U.S. increased by only $100,000 as compared to the same period one year earlier. For the nine-month period ended March 29, 2003, revenue provided by these subsidiaries increased approximately $3,000,000 while revenue provided by European distributors and direct sales forces from the U.S. decreased approximately $500,000. As the European subsidiaries continue to grow, we expect this trend to continue.

Revenue source by type is reflected in the following table:

	For the three months ended
(in thousands)	March 29, 2003		March 30, 2002		Change
Revenue
Lasers and other products	$18,044	82%	$11,983	74%	$6,061	51%
Product related service	3,395	15%	3,490	22%	(95)	-3%
Skin care center	548	2%	674	4%	(126)	-19%
Total revenue	$21,987	100%	$16,147	100%	$5,840	36%

	For the nine months ended
	March 29, 2003		March 30, 2002		Change
Revenue
Lasers and other products	$43,444	80%	$29,096	72%	$14,348	49%
Product related service	9,268	17%	9,385	23%	(117)	-1%
Skin care center	1,644	3%	2,202	5%	(558)	-25%
Total revenue	$54,356	100%	$40,683	100%	$13,673	34%

The increase in laser product revenue for the three-month period ended March 29, 2003, compared to the three-month period ended March 30, 2002, resulted from an increase in the sales volume and average selling price of our GentleLase™, Smoothbeam™ and Vbeam™ product lines, and the addition of approximately $700,000 in revenue of diode sales from the Applied Optronics operation. The increase in sales volume and average selling price of the GentleLase™, Smoothbeam™ and Vbeam™ products contributed approximately $3,100,000 and $800,000 and $1,400,000, respectively to the increase in revenue. Skin care center revenue decreased primarily due to a continuing decrease in the sale of accessories and treatments.

The increase in laser product revenue for the nine-month period ended March 29, 2003, compared to the nine-month period ended March 30, 2002, also resulted primarily from an increase in the sales volume and average selling price of all major product lines as well as the addition of approximately $700,000 in new diode sales. The increase in volume and average selling price of the GentleLase™, Smoothbeam™, Vbeam™ and AlexLazr products contributed approximately $6,600,000, $2,000,000, $4,300,000 and $1,000,000 respectively to the increase in revenue. Skin care center revenue decreased primarily due to a continuing decrease in the sale of accessories and treatments.

Gross Profit.  Gross profit increased to $11,185,000 or 51% of revenue for the three-month period ended March 29, 2003, compared to gross profit of $7,349,000 or 46% of revenue for the same period one year earlier.  Gross profit increased to $27,075,000 or 50% of revenue for the nine-month period ended March 29, 2003, compared to gross profit of $18,209,000 or 45% for the same period one year earlier.  The increases in gross profit result principally from the increase in sales volume and average selling price of our GentleLase™ , Smoothbeam™ and Vbeam™ product lines and decreases in the actual warranty claims for the Vbeam product line.

Selling, General and Administrative Expense.    Selling, general and administrative expenses decreased to $6,762,000 for the three-month period ending March 29, 2003 from $7,006,000 for the three-month period ended March 30, 2002. As a percentage of revenue, selling, general and administrative expenses decreased to 31% from 43% for the same respective periods. Selling, general and administrative expenses decreased to $18,494,000 for the nine-month period ending March 29, 2003 from $19,524,000 for the nine-month period ended March 30, 2002. For the nine-month period ending March 29, 2003, selling, general and administrative expenses decreased to 34% from 48% of revenues as compared to the same period one year earlier. The decrease in selling, general and administrative expenses during the three-month period ended March 29, 2003 as compared to the same period one year earlier is due primarily to a $300,000 increase in the provision for incentive bonuses, offset by decreases in legal expense of $300,000 and the provision for bad debts of $140,000, both related to the interim PSS arbitration agreement. For the nine-month period ended March 29, 2003, the decrease in selling, general and administrative expenses is due primarily to the increase in provision for incentive bonus and reductions in legal expense and provision for bad debts referenced above as well as an overall decrease of approximately $500,000 in marketing expense related to trade shows and new product releases and a decrease of approximately $500,000 due to a revised commission policy.

Research and Development Expense.    Research and development spending decreased to $1,218,000 for the three-month period ended March 29, 2003 from $1,260,000 for the three-month period ended March 29, 2002 due primarily to timing for planned expenditures. For the nine-month periods ended March 29, 2003 and March 30, 2002, research and development expenses decreased to $3,170,000 from $3,508,000, respectively. As a percentage of sales, research and development expenses decreased to 6% from 9% during both the three- and nine-month periods ended March 29, 2003 and March 30, 2002, respectively. Research and development expenses are expected to remain at a level of approximately 6% of sales during the remainder of fiscal year 2003.

Other Income/Expense.    Net other income was $648,000 for the three months ended March 29, 2003 compared to net other income of $162,000 for the three months ended March 30, 2002. For the nine-month period ended March 29, 2003, net other income was $323,000 compared to net other income of $653,000 for the six-month period ended March 30, 2002. This increase in net other income during the three-month period ending March 29, 2003 was primarily due to an increase in interest income of approximately $400,000 and the recognition of reimbursement of legal expenses of $200,000 incurred in fiscal year 2002 occurring from the interim arbitration decision detailed in Note 10. These increases were offset by a decrease in interest expense of approximately $100,000 related to our long-term debt which has been retired.

Income Taxes.    The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company.  We recorded 32% and 33% effective tax rates for three- and nine-

month periods ended March 29, 2003 respectively compared to the nine-month period ended March 30, 2002, in which we recorded a 23% tax benefit. The provision for income taxes for the nine months ended March 29, 2003 differs from the U.S. statutory rate as a result of a tax provision calculated for income generated in Japan at a rate in excess of the U.S. statutory rate offset by a benefit for the deduction related to the extraterritorial income exclusion.

Liquidity and Capital Resources

Cash provided by operating activities amounted to $4,170,000 for the nine months ended March 29, 2003, in comparison to cash used by operating activities in the amount of $5,105,000 for the same period one year earlier. This increase in cash provided by operating activities for the nine-month period ended March 29, 2003 compared to the same period a year earlier primarily reflects the effects of a net profit. Cash used by investing activities totaled $967,000 for the nine months ended March 29, 2003, compared to $906,000 for the same period in the prior year. These amounts reflect cash used for the acquisition of Applied Optronics during fiscal year 2003 and cash used to support our Oracle software implementation during fiscal year 2002. Cash used for financing activities amounted to $2,071,000 for the nine-month period ended March 29, 2003 in comparison to $4,789,000 for the same period a year earlier.  The decrease used for financing primarily reflects the absence in fiscal year 2003 of repurchases of stock by the corporation in fiscal year 2002. In fiscal year 2003, the Company also made subsequent principal payments of long-term debt which was offset by proceeds from the exercise of stock options and warrants..

Subsequent to the end of the quarter on April 1, 2003, payment was received from PSS for $2,596,in accordance with the interim arbitration decision detailed in Note 10.

On November 8, 2002, we paid in full the outstanding principal and accrued interest of our 9.75% subordinated notes (the “Notes”) totaling $2,990,463 plus an early redemption premium of $236,800. As a result of the payment, the Company will have no future principal or interest payments relating to the Notes.

Outstanding contractual obligations of the Company as of March 29, 2003, are reflected in the following table:

(in thousands)

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$5,310	$1,302	$2,665	$1,133	$211

We maintain a renewable $5,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate.  Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed.  Borrowings under the revolving credit agreement are unsecured.  The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock.  No amounts were outstanding under the line of credit as of March 29, 2003.

We believe that cash balances will be sufficient to meet anticipated cash requirements for the next twelve months.  However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, when such capital becomes required.

Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds the following pronouncements: SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. SFAS No. 145 also makes technical corrections to other existing authoritative pronouncements to clarify meanings, or describe their applicability under changed conditions. In compliance with SFAS No. 145, we recognized the one-time charge related to the extinguishment of its long-term debt (see Note 6 to financial statements) as a component of other income (expense) rather than as an extraordinary item.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 requires the disclosure of the effects of a company’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” by providing alternative methods of transition to the fair-value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board  Opinion No. 28, “Interim Financial Reporting” to require disclosure of the effects of a company’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. In accordance with SFAS No. 148, the Company has disclosed the method of accounting for stock-based employee compensation in Note 9 to financial statements. The adoption of SFAS No. 148 had no impact on our financial position and results of operations.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

As of March 29, 2003, our cash balances are exposed to interest rate risk.  We are exposed to foreign currency risk due to accounts receivable from our foreign subsidiaries.

We have cash equivalents that primarily consist of commercial paper, overnight repurchase agreements and money market accounts.  We believe that any near term changes in interest rates will be immaterial to any potential losses in future earnings, cash flow and fair values.

As of March 29, 2003, we hold foreign currency contracts with notional values totaling $1,032,654 for the delivery of 972,291 Euros.  These contracts have maturities prior to June 23, 2003.  The aggregate fair value of our forward foreign exchange contracts outstanding was $ (34,954) as of March 29, 2003. The net fair value is computed by subtracting the value of the contracts using the period-end forward rates (the notional value) from the value of the forward contracts computed at the contracted exchange rates.  We believe that any near term changes in currency rates will be immaterial to any potential losses in future earnings, cash flow and fair values because any adjustments to fair value offset the change in the fair value of the foreign currency intercompany receivables.

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

Part II.  Other Information

Item 1 - Legal Proceedings

On March 6, 2003, the Company obtained a favorable decision in its arbitration proceeding against Physician Sales and Service, Inc. (“PSS”), a division of PSS World Medical, Inc. The arbitration panel made an interim award to the Company of $2,200,000 for unpaid amounts previously invoiced, which the Company earlier reported as revenue. This amount was net of $150,000 separately awarded to PSS. The decision also included payment to the Company of $396,000 of interest on the outstanding balance owed to the Company. The arbitration panel also awarded the Company its attorneys’ fees and expenses, as well as the costs of arbitration.  This interim decision will be finalized upon the arbitration panel’s issuance of its order with respect to the payment of legal fees and expenses which is expected by June 4, 2003. In accordance with the arbitration panel’s decision, PSS made a $2,596,000 payment to the Company on April 1, 2003, The Company recognized $396,000 as interest income in the three-month period ended March 29, 2003 and will recognize the $2,200,000 reduction in accounts receivable during the three-month period ended June 28, 2003.

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

A report on Form 8-K was filed on January 8, 2003 (with Items 5 and 7), announcing our acquisition of the assets of Applied Optronics.

A report on Form 8-K was filed on March 6, 2003 (with Items 5 and 7), announcing the decision in our arbitration proceeding against PSS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDELA CORPORATION
Registrant

Date:	May 13, 2003	/s/ Gerard E. Puorro
Gerard E. Puorro
(President and Chief Executive Officer)

Date:	May 13, 2003	/s/ F. Paul Broyer
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

Date: May 13, 2003	/s/ Gerard E. Puorro
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

Date: May 13, 2003	/s/ F. Paul Broyer
F. Paul Broyer
Chief Financial Officer