Form 10-K
period 2003-06-28
CANDELA CORP /DE/
filed 2003-09-26
CIK 793279

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2003	Commission file number 000-14742

CANDELA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2477008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
530 Boston Post Road, Wayland, Massachusetts	01778
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	508-358-7400
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.01 par value
Common Stock Purchase Warrants
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the registrant's voting and non-voting stock, held by non-affiliates of the registrant as of December 28, 2002, based upon the closing price of such stock on the NASDAQ Stock Market on that date, was $64,646,983. As of September 22, 2003, 9,715,737 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

PART I

Item 1.    Business.

        Candela Corporation is a pioneer in the development and commercialization of advanced aesthetic laser systems that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions including:

  •
  vascular lesion treatment of rosacea, facial spider veins, leg veins, scars, stretch marks, warts, port wine stains and hemangiomas

  •
  hair removal

  •
  removal of benign pigmented lesions such as age spots, freckles and tattoos

  •
  skin rejuvenation and wrinkles

  •
  back acne and acne scars

  •
  psoriasis

  •
  other skin treatments

        Since our founding 33 years ago, we have continuously developed and enhanced applications of laser technology. In the mid-1980's we began developing laser technology for medical applications, and since that time have shipped approximately 6,500 lasers to 60 countries. Since the early 1990's we have focused our organizational resources on developing laser technology for use solely in the aesthetic and cosmetic laser industry. Our introduction of new dermatology/plastic surgery laser systems during the mid-1990's allowed us to expand rapidly in this area. Candela's current product line offers comprehensive and technologically sophisticated aesthetic and medical laser systems used by dermatologists, plastic surgeons and various other medical and personal care practitioners. Candela's product line includes the following innovative products:

  •
  GentleLASE® family of lasers for the treatment of unwanted hair and the treatment of vascular lesions, pigmented lesions and wrinkles.

  •
  Vbeam® for the treatment of vascular lesions and wrinkles.

  •
  ALEXLAZR™ for treating pigmented lesions and tattoos.

  •
  Smoothbeam™ diode laser, for non-ablative dermal remodeling of wrinkles and the treatment of back acne and acne scars.

  •
  C-beam™ pulsed dye laser for treatment of psoriasis and surgical scars.

        The discretionary income of aging baby boomers continues to rise which creates new opportunities for Candela. This market segment places a premium on good health and personal appearance, and has demonstrated a willingness to pay for health and cosmetic products and services. The growing popularity of laser treatments among the general population is also spurring demand for Candela's products. Last year, Americans spent an estimated $7.7 billion on cosmetic procedures. Increasingly, lasers are proving an attractive alternative for eliminating unwanted hair. The laser hair removal market has experienced significant growth over the last several years.

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

Industry Overview

        Medical lasers use the unique characteristics of laser light to achieve precise and efficacious therapeutic effects, often in a non-invasive manner. The precise color, concentration, and controllability of different types of laser light provide for the delivery of a wide range of specialized treatments. First introduced in the 1960's, the use of lasers for medical applications grew rapidly in the 1990's as technical advances made medical lasers more effective and reliable. Medical lasers today are used for numerous types of procedures falling into four broad categories: ophthalmic surgery, aesthetic and cosmetic procedures, general surgery, and dental procedures. Candela competes solely within the growing market for lasers performing aesthetic and cosmetic procedures including:

  •
  removal of unwanted hair from the face, legs, back, and other body areas

  •
  treatment of rosacea, facial veins and leg veins, red birthmarks, scars, stretch marks, and warts

  •
  facial rejuvenation and reduction in the appearance of fine lines and wrinkles

  •
  removal of pigmented lesions such as age spots, freckles and tattoos

  •
  treatment of back acne and acne scars

  •
  treatment of psoriasis

  •
  treatment of Nevus of Ota and melasma

        Lasers produce intense bursts of highly focused light to treat skin tissues. A laser's wavelength (color), energy level, spot size and pulse width (exposure time) are optimized for the specific treatment. Hair removal and the treatment of various leg vein malformations require the deepest laser penetration for successful treatment while scars and red birthmarks (port wine stains and hemangiomas) require less laser penetration. Pigmented lesions such as sun spots, liver spots and tattoos are typically surface conditions that require the least amount of penetration. Different conditions may require the use of different types of lasers, and an active aesthetic and cosmetic practice addressing a broad range of laser procedures has need of multiple lasers.

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

        The aesthetic and cosmetic laser industry is now in an era of broader based growth. The major factors converging to drive this growth are:

  •
  the economics of practitioners in a tough medical reimbursement environment

  •
  the rising discretionary income of aging baby boomers

  •
  the development of technology that allows for new, effective and economical procedures for conditions with large patient populations

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

Business Strategy

        Candela continues to believe that a convergence of price, performance and technology is occurring in the aesthetic and cosmetic laser industry, driving market expansion. We believe we have the necessary infrastructure in place to capitalize on this expansion. Candela's objective is to establish itself as the leading provider of aesthetic and cosmetic lasers by using its proprietary technology and expertise in light and tissue interaction, as well as by developing market-oriented products that utilize related technologies. Our business strategy is focused on the following goals:

  •
  reduce product costs

  •
  increase penetration of our traditional customer base

  •
  expand our direct domestic distribution channels

  •
  expand our international distribution channels

  •
  continue investing in research and development to develop new applications that are efficacious, cost-effective, reliable and easy to use

        Reduce Product Costs.    We apply bottom-up engineering, focusing on each component to improve the performance of each device while reducing its size, complexity, and cost. We believe our approach leads to lasers with fewer parts and greater manufacturing efficiency, resulting in lower production costs which enable us to offer more reliable products at more affordable prices.

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

        Expand Our Direct Domestic Distribution Channels.    North America presently represents almost 50% of our sales and is the largest single geographic market for our products. We continue to upgrade our U.S. direct sales force to better address the needs of our traditional core markets.

        Expand Our International Distribution Channels.    Outside of the U.S., we continue to strengthen our long-standing positions in Europe and Japan and are seeking to expand our markets in Asia and Latin and South America. We currently have direct sales offices in Madrid, Frankfurt, Paris, Bangkok, Osaka, Nagoya and Tokyo. Over the past year we increased the number and improved the quality of our international independent distributor channel. We currently utilize 51 independent distributors in 78 countries.

        Continue Investing in R&D.    We believe that investment in research and development is necessary to remain a leader in the aesthetic and cosmetic laser market. Our research and development approach is to develop high quality, reliable, and affordable products that continue to address existing markets and allow us to enter and expand into larger markets, such as acne therapy. Our research and development staff works closely with our marketing and operations groups to ensure our goals are met. Our strategy has been to drive technology that is market applicable and addresses unmet needs in the marketplace. To that end, Candela will continue to apply technologies to reduce the size and complexity of its technology and products, increase the speed and ease with which therapeutic applications can be delivered, improve its ability to build and deliver lasers at affordable prices, and address expanding therapeutic applications and markets. Candela has numerous research and development arrangements with leading hospitals and medical laboratories in the U.S. and throughout the world.

The Market for Aesthetic and Cosmetic Lasers

        Our traditional customer base for aesthetic and cosmetic lasers consists of dermatologists and plastic and cosmetic surgeons. In addition, other practitioner groups are emerging as potential customers, including general practitioners, obstetricians, gynecologists, and general and vascular surgeons. In the U.S., according to the American Medical Association and various professional societies, there are approximately 10,000 dermatologists, 8,000 plastic and cosmetic surgeons and 11,000 ear, nose and throat specialists. Practitioners in other specialties that are beginning to buy aesthetic and cosmetic lasers include 70,000 general and family practitioners, 35,000 obstetricians and gynecologists, and 28,000 general and vascular surgeons. In addition, the aesthetic and cosmetic laser market includes non-medical practitioners, notably electrologists, of which there are an estimated 6,000 in the U.S.

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

        We believe the market for laser-based hair removal is growing as the customer compares laser treatments to other hair removal methods that are currently available. The benefits of laser treatment include:

  •
  significant longer term cosmetic improvement

  •
  treatment of larger areas in each treatment session

  •
  less discomfort during and immediately after procedures

  •
  reduced procedure time and number of treatments

  •
  reduced risk of scarring and infection

  •
  non-invasive procedures

  •
  no risk of cross-contamination

        Vascular Lesions.    Benign vascular lesions are abnormal, generally enlarged and sometimes proliferating blood vessels that appear on the surface of the skin as splotches, dots, bulges, and spider shapes in a variety of colors ranging from red to purple. Different types of benign vascular lesions include the following:

  •
  rosacea, which is the dilation of capillaries in the cheeks, nose, forehead and chin

  •
  telangiectasias, more commonly referred to as spider veins, appearing on the face and other parts of the body

  •
  varicose veins, which are large veins greater than 1mm in diameter and often bulge above the skin surface

  •
  leg telangiectasias, which are smaller spider veins up to 1mm in diameter appearing as single strands

  •
  port wine stains, which are vascular birthmarks characterized by a red or purple discoloration of the skin

  •
  hemangiomas, which are protuberances that consist of dilated vessels, which often appear on newborns within one month of birth

  •
  stretch marks and scars

        Varicose leg veins typically result when damaged valves cause blood to stagnate rather than be pumped back to the heart, causing the vein walls to stretch and bulge. Varicose veins affect a significant portion of the U.S. adult population and increase in prevalence with age. To date, treatment for varicose veins has been predominantly performed on women. Other benign vascular lesions include port wine stains, hemangiomas, and facial and truncal telangiectasias or spider veins. It is estimated that in 1997 there were approximately 661,000 procedures performed in the U.S. to remove vascular lesions and the number of procedures increased to an estimated 2.6 million in 2003 and worldwide procedures grew to an estimated 5 million in 2003.

        Pigmented Lesions/Tattoos:    Benign pigmented lesions can be both epidermal, on the outer layer of skin, and dermal, on the innermost layer of skin, natural or man-made (tattoos), and can constitute a significant cosmetic problem to those who have them. Laser treatment of pigmented lesions is primarily performed in international markets, especially in Asia.

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

        Acne:    Patients have expressed dissatisfaction with existing therapies for back acne and acne scarring. These therapies include the following: dermabrasion, ablation, excision, chemical peeling and injections of filler materials. According to a direct survey of patients, these therapies have minimal efficacy, require long recovery periods and, in most cases, do not meet patient expectations.

        The majority of acne scar patients that seek treatment decide not to undertake a procedure. A more effective alternative for acne treatment is laser therapy. The Smoothbeam laser employs a combination of laser light at 1450 nm and cryogen spray to heat the dermis, sebaceous glands, and associated structures within the dermis-without damaging the epidermis. The thermal injury alters the structure of the sebaceous glands, the root cause of acne lesions, resulting in more effective and longer-lasting acne clearance. In the treatment of acne scars, the laser initiates deposition of new collagen to raise depressions in the skin, reducing the appearance of acne scars. Over a series of treatments, new collagen can fill in and soften the appearance of acne scars.

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

Candela's Products

        We research, develop, manufacture, market, sell and service lasers used to perform procedures addressing patients' aesthetic, medical and cosmetic concerns. We offer a comprehensive range of products based on proprietary technologies. Our products focus on the major aesthetic and cosmetic laser applications including:

  •
  hair removal

  •
  non-invasive treatment of facial and leg veins and other benign vascular lesions

  •
  treatment of rosacea

  •
  removal of benign pigmented lesions such as age spots and tattoos

  •
  treatment of scars and stretch marks

  •
  wrinkle reduction

  •
  treatment of back acne and acne scars

  •
  treatment of psoriasis

  •
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

        GentleLASE Family.    The GentleLASE is a high-energy, long-pulse solid-state laser that generates laser light in the near infrared wavelength range. It is used for both hair removal and the treatment of large (1mm or larger) leg veins. The technology incorporated in the GentleLASE uses intense pulsed light energy directed through an Alexandrite rod, which achieves selective heating while keeping the temperature of the skin below its damage threshold. The longer Alexandrite laser wavelength enables the GentleLASE to penetrate skin surfaces deeper than traditional Ruby lasers, and the large spot size (18mm) is the industry's largest. The basic GentleLASE was recently re-introduced with new advanced features including a smaller more transportable size.

        Hair removal typically requires three to five treatments to achieve efficacious results due to the growth cycle of hair follicles. A typical treatment can range from approximately $200 for an upper lip and chin procedure to as much as $1,000 per treatment for the back or chest.

        The other systems of the GentleLASE family are the GentleLASE Limited Edition™, our most affordable hair removal laser, and the GentleYAG™, a high energy long pulse Nd:YAG laser, designed for the removal of unwanted hair and leg veins for darker and tanned skin. The GentleLASE and GentleYAG lasers are currently cleared to treat unwanted hair on all skin types, vascular and pigmented lesions and wrinkles.

        Vbeam.    The Vbeam delivers the safety and efficacy of the clinically proven pulsed dye laser (PDL) while minimizing the problematic side effects of postoperative bruising, commonly referred to as purpura. It features Candela's patented Dynamic Cooling Device to protect the epidermis. The system comes in a choice of four colors, an industry first, and is priced very competitively. The Vbeam provides treatment of facial spider veins, port wine stains, leg telangiectasias, hemangiomas, poikiloderma, rosacea, scars, warts, stretch marks, vulvodynia, and other vascular abnormalities in adults, children and infants. The Vbeam's user-adjustable laser pulse duration (0.45-40msec) features Candela's ultra-long pulse duration, the longest offered in a dye laser. Most treatments of vascular lesions cost between $300 and $800, depending on the length and the type of procedure. The combination of Vbeam and GentleLASE offers the capability to treat a majority of leg veins in patients. A predecessor product to Vbeam, the SPTL-1b, is currently marketed in Japan, pending

Ministry of Health approval of the Vbeam. The Vbeam was initially cleared by the FDA for marketing in the U.S. in January 2000, and has since received additional clearance for the treatment of wrinkles.

        ALEXLAZR.    The ALEXLAZR is a short-pulse solid-state laser, which emits near-infrared light for the non-invasive removal of tattoo pigments and pigmented lesions such as freckles and Nevus of Ota, a bluish colored, non-vascular, pigmented lesion, generally found among persons of Asian descent. The ALEXLAZR was cleared by the FDA for marketing for these uses in the U.S. in 1994. The ALEXLAZR has a fiber optic delivery system that produces an even beam distribution without hot spots. Its wavelength maximizes beam penetration, providing positive results with deeper pigments and is effective in the removal of most tattoo pigments.

        Smoothbeam.    Introduced in March 2001, the Smoothbeam diode laser heats collagen in the upper dermis, stimulating new collagen deposition for the improvement of periorbital wrinkles and acne scars. The system is small, easily portable and available in four unique colors to ideally complement the practice environment. Candela has recently received FDA clearance for the marketing of the Smoothbeam for the treatment of back acne and acne scars. The Smoothbeam laser employs laser light at 1450 nm to heat the dermis, sebaceous glands, and associated structures within the dermis in combination with cryogen spray to cool and protect the epidermis. The thermal injury alters the structure of the sebaceous glands, the root cause of acne lesions, resulting in more effective and longer-lasting acne clearance.

        C-beam.    Introduced in February 2002, the C-beam is a pulsed dye laser used for the treatment of psoriasis, wrinkles and surgical scars. The system has a very low risk profile; moreover, it is small in size, affordable, and offers effective results from few treatment sessions.

Sales and Distribution

        We market and sell our products in more than 60 countries worldwide. Separate regional executives in North America, Latin and South America, Japan, Asia, Europe and the Middle East manage our marketing, selling and service activities through a combination of direct personnel and a network of independent distributors.

        The mix of direct sales and distributors varies by region. Generally, our distributors enter into a 2-3 year exclusive agreement during which they typically agree not to sell our competitors' products. Our sales strategy is to choose the most productive and practicable distribution channel within each of our geographic markets.

        We sell products in the U.S. primarily through our direct sales force to our traditional customer base of dermatologists and cosmetic surgeons. Outside the U.S. we sell our products in Western Europe, Japan, Latin and South America, the Middle East, and the Pacific Rim through direct sales offices and distribution relationships. We have a total of 61 employees in our direct sales offices in Madrid, Frankfurt, Bangkok, Paris, Tokyo, Nagoya and Osaka. We have established distribution relationships throughout Europe, Japan, Africa, Latin and South America, and the Middle East. Outside the U.S. we currently utilize 51 distributors in 78 countries.

        The following chart shows data relating to Candela's international activities during each of the last three fiscal years by geographic region. Revenue generated from regions other than the U.S. includes sales from Candela's German, Spanish, French, and Japanese subsidiaries, as well as sales shipped directly to international locations from the U.S.

Revenues: (000)	June 28, 2003	June 29, 2002	June 30, 2001
United States and Canada	$39,885	$28,801	$28,694
Japan and the Far East	23,483	20,157	20,935
Europe	16,685	11,693	14,451
United States shipments to other regions	728	896	692

Total Revenue	$80,781	$61,547	$64,772

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

        Product maintenance and repair following the warranty period provides an additional recurring source of revenue. Customers may elect to purchase a service contract or purchase service on a time-and-materials basis. Our service contracts vary by the type of systems and the level of services desired by the customer and typically last for a 12 to 24-month period after the initial warranty period expires. Initial warranties on most laser products cover parts and service for twelve months. Customers have the option to purchase an extended warranty (beyond the normal 12-month coverage) as part of the laser purchase. One of our products, the Vbeam laser system, comes with a standard 3-year warranty that includes maintenance and a specified level of consumables.

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

Manufacturing

        We design, assemble, and test our branded products at our Wayland, Massachusetts facility. Ensuring adequate and flexible production capacity, continuous cost reduction, and superior product quality are top priorities of our manufacturing organization. We achieve our goals by:

  •
  working closely with the research and development organization, including significant early involvement in product design,

  •
  continually improving our just-in-time manufacturing and inventory processes, and

  •
  effectively managing a limited number of the most qualified suppliers.

        Our facility has ISO 9001 certification and has established and is maintaining a quality system that meets the requirements of EN 46001, ISO 13485 and CAN/CSA-ISO 13485. ISO 9001 certification provides guidelines for the quality of company systems associated with the design, development, production, servicing and distribution of medical lasers and accessories. EN 46001 and ISO 13485 standards are European quality requirements and CAN/CSA-ISO 13485 is a Canadian quality requirement, all specifically relating to the design of medical devices.

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

Research and Development

        We believe that our advanced research and engineering activities are crucial to maintaining and enhancing our business, and we are currently conducting research on a number of applications. We believe that our in-house research and development staff has demonstrated its ability to develop innovative new products that meet evolving market needs. Our core competencies include:

  •
  applied laser physics and technology

  •
  new imaging methods

  •
  tissue optics

  •
  photochemistry

  •
  laser-tissue interaction

  •
  clinical research

  •
  engineering and design of medical laser devices

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

        Our expenditures on research and development expenses are set forth in Item 7.

Customers

        We currently sell our products primarily to physicians. The majority of our customers choose to finance their purchases through independent leasing companies. Our sales are not dependent on any single customer or distributor, and Candela continues to expand its distribution channel in the U.S. through a direct sales force. Our customers are located in more than 60 countries. We continue to target the estimated 6,000 electrologists in the U.S. as potential customers for GentleLASE for hair removal, positioning GentleLASE as an adjunct to traditional electrolysis methods.

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

        We believe that many factors will affect our competitive position in the future, including our ability to:

  •
  develop and manufacture new products that meet the needs of our markets

  •
  respond to competitive developments and technological changes

  •
  manufacture our products at lower cost

  •
  retain a highly qualified research and engineering staff

  •
  provide sales and service to a worldwide customer base

  •
  improve product reliability

Proprietary Rights

        We own several U.S. and foreign patents and have one foreign and four U.S. patent applications pending to protect our rights in certain technical aspects of our hair removal, benign vascular lesion, pigmented lesion, and other laser systems. The expiration dates for our issued U.S. patents range from December 8, 2006 to December 6, 2019.

        In addition to our portfolio of patents issued and pending, we license patented technology from third parties. We use DCD under a license agreement to patent rights owned by the Regents of the University of California ("Regents"). In August 2000 we entered into an agreement to amend the license agreement whereby in exchange for an exclusivity fee of approximately $1.7 million, which was prepaid in full, Candela obtained exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch, Inc ("Cool Touch")) in the following fields of use: procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch obtained a license to the DCD on a co-exclusive basis with Candela, in certain narrower fields of use. Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of Candela. Candela is entitled to one-half of all royalty income payable to the Regents from Cool Touch. Under the amended agreement, Candela no longer is required by the Regents to negotiate sublicenses to third parties. However, Candela is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use.

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

Product Liability and Warranties

        Our products are generally covered by a one-year warranty, with an option to purchase extended service contracts after the time of sale, except for our Vbeam product which is covered by a standard three-year warranty. We set aside a reserve based on anticipated warranty claims. We believe such reserves to be adequate, but in the event of a major product problem or recall, such reserves may be inadequate to cover all costs, and such an event could have a material adverse effect on our business, financial condition, and results of operations.

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

The Skin Care Centers

        In June 1996, we began an effort to own and operate skin care centers offering cosmetic laser treatments utilizing our equipment along with other cosmetic services traditionally offered by high-end spas. We pursued this strategy by purchasing an operating spa in Boston in 1996. In March 1997, we opened a new facility in Scottsdale, Arizona, with no pre-existing customer base. We subsequently decided to reduce our focus on our skin care center efforts. We closed our Scottsdale, Arizona facility in the quarter ended December 27, 1997 and in January of 1999 ceased to offer aesthetic laser procedures at our Boston skin care center. We have subleased the Scottsdale facility as of the third quarter of fiscal 2002. The remaining spa in Boston struggled during the year and was unable to turn a profit. As discussed in Note 14 to the financial statements, on September 24, 2003 we initiated a plan to close the Boston facility.

Applied Optronics

        On January 8, 2003, the Company acquired substantially all of the assets of Applied Optronics, the diode division of Schwartz Electro-Optics, Inc. Applied Optronics was a leading manufacturer of high-powered, pulsed and CW lasers, and was a component supplier to the OEM market that serves a variety of industries including the military, medical, industrial, research and robotics fields. Applied Optronics was the lead supplier of the diodes for the Company's Smoothbeam diode laser system. The Applied Optronics operation, located in South Plainfield, New Jersey, generates revenue from diode sales to third-party customers.

Employees

        As of June 28, 2003, we employed 322 people in the following areas of our organization:

  •
  29 in research, development, and engineering

  •
  55 in manufacturing and quality assurance

  •
  33 in service positions

  •
  40 in sales and marketing

  •
  36 in finance and administrative positions and all others

  •
  61 in our clinic and health spa subsidiary, including both full and part-time employees

  •
  68 in our international sales and service subsidiaries

New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the following pronouncements: SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions. SFAS No. 145 also makes technical corrections to other existing authoritative pronouncements to clarify meanings, or describe their applicability under changed conditions. In compliance with SFAS No. 145, we recognized the one-time charge related to the extinguishment of our long-term debt (see Note 5 to financial statements) as a component of other income (expense) rather than as an extraordinary item.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF No. 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses financial accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value, as opposed to the existing standard of recording a liability only when a loss is probable and reasonably estimable according to SFAS No. 5, "Accounting for Contingencies". In accordance with FIN 45, we have amended our disclosure related to product warranties. The adoption of FIN 45 did not have a material impact on our financial position and results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 requires the disclosure of the effects of a company's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" by providing alternative methods of transition to the fair-value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting" to require disclosure of the effects of a company's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. In accordance with SFAS No. 148, we have disclosed our method of accounting for stock-based employee compensation in Note 1 to the financial statements. The adoption of SFAS No. 148 had no impact on our financial position and results of operations.

Item 2.    Properties.

        We lease a facility totaling approximately 35,000 square feet for our operations in Wayland, Massachusetts, which is located approximately 20 miles west of Boston. The lease on this facility was amended in April 2002 to extend the expiration date to March 2006. We also lease a 12,000 square foot facility in South Plainfield, New Jersey for our diode operation. This lease ends on October 31, 2003. Candela's management believes that its current facilities are suitable and adequate for our near-term needs.

        Candela's subsidiaries currently lease the following facilities:

  •
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

  •
  Candela Skin Care Center of Boston, Inc., 20,728 square feet located in Boston, MA. The lease on this facility is for a period of 15 years, and commenced on June 1, 1994.

  •
  Candela KK.—Tokyo office. The lease on this 400 square meter facility is for a period of 3 years, expiring on May 23, 2005.

  •
  Candela KK—Osaka office. The lease on this 97 square meter facility is for a period of 2 years, expiring on Jan 31, 2005.

  •
  Candela KK—Nagoya office. The lease on this 49 square meter facility is for a period of 1 year, expiring on November 14, 2003.

  •
  Candela Iberica, S.A.. The lease on this 191 square meter facility located in Madrid, Spain is automatically extended each month until written notice is given.

  •
  Candela Deutschland GmbH. The lease on this 380 square meter facility in Neu Isenberg, Germany is for a period of 5 years and expires on October 31, 2006.

  •
  Candela France SARL. The lease on this 108 square meter facility in Gometz le Chatel, France is for a period of 9 years, expiring on May 1, 2011.

  •
  Bangkok, Thailand. The Manager of Pacific Rim operations resides and operates out of a leased residence in Bangkok, Thailand. The total leased area is approximately 4,800 square feet and the lease is renewed each year.

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

        On March 6, 2003, the Company obtained a favorable decision in its arbitration proceeding against PSS. The arbitration panel made an interim award to the Company of $2,200,000 for unpaid amounts previously invoiced, which the Company earlier reported as revenue. This amount was net of $150,000 separately awarded to PSS. The decision also included payment to the Company of $396,000 of interest on the outstanding balance owed to the Company. As a result of this decision the Company recognized an increase in interest-income of $396,000 and a decrease in accounts receivable of $2,200,000. The arbitration panel also awarded the Company its attorneys' fees and expenses, as well as the costs of arbitration. This interim decision was finalized on May 28, 2003 when the arbitration panel confirmed the terms of its interim award and in addition awarded the Company its reasonable attorneys' fees and expenses, as well as the costs of arbitration, in the amount of $573,000, which was paid to Candela on June 23, 2003. The Middlesex Superior Court confirmed the award of the arbitrators on July 1, 2003.

        From time to time, Candela is a party to various legal proceedings incidental to its business. Candela believes that none of the legal proceedings which are presently pending will have a material adverse effect upon our financial position, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.

        Candela's common stock trades on The NASDAQ National Market under the symbol "CLZR."

        At September 22, 2003, there were approximately 313 holders of record of our common stock and the closing sale price of our common stock was $15.48.

        The following table sets forth quarterly high and low closing sales prices of the common stock for the indicated fiscal periods:

	High	Low
Fiscal 2003
First Quarter	$5.750	$3.630
Second Quarter	6.950	3.900
Third Quarter	9.880	6.010
Fourth Quarter	12.800	8.000
Fiscal 2002
First Quarter	$7.350	$5.000
Second Quarter	5.140	3.450
Third Quarter	5.450	3.550
Fourth Quarter	6.100	4.370

Dividend Policy

        We have never paid a cash dividend and have no present intention to pay cash dividends in the foreseeable future. The Board of Directors currently intends to retain any future earnings for use in our business.

Item 6.    Selected Consolidated Financial Data.

        The table set forth below contains certain consolidated financial data for each of the last five fiscal years of Candela. This data should be read in conjunction with the detailed information, financial statements and related notes, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	For the Year Ended
Consolidated Statement of Operations Data:	June 28, 2003	June 29, 2002	June 30, 2001	July 1, 2000	July 3, 1999
	(in thousands, except per share data)
Revenue:
Lasers and other products	$68,072	$45,957	$48,375	$60,340	$46,708
Product related service	10,579	12,731	12,498	11,320	8,801
Skin care centers	2,130	2,859	3,899	3,730	3,079

Total revenue	80,781	61,547	64,772	75,390	58,588
Cost of sales:
Lasers and other products	30,641	20,396	21,208	22,703	18,623
Product related service	7,992	11,205	7,676	6,802	5,715
Skin care centers	1,533	2,318	2,412	2,377	2,125

Total cost of sales	40,166	33,919	31,296	31,882	26,463
Gross profit:
Lasers and other products	37,431	25,561	27,167	37,637	28,085
Product related service	2,587	1,526	4,822	4,518	3,086
Skin care centers	597	541	1,487	1,353	954

Total gross profit	40,615	27,628	33,476	43,508	32,125
Operating expenses:
Research and development	4,545	4,644	5,575	4,822	3,998
Selling, general and administrative	26,584	27,031	24,076	21,669	17,891
Restructuring charge (see notes below)	—	(693)	1,113	—	—

Total operating expenses	31,129	30,982	30,764	26,491	21,889

Income (loss) from operations	9,486	(3,354)	2,712	17,017	10,236
Other income (expense):
Interest income	651	547	1,652	1,427	115
Interest expense	(218)	(476)	(437)	(482)	(492)
Other income (expense)	(44)	487	33	242	(3)

Total other income (expense)	389	558	1,248	1,187	(380)

Income (loss) before income taxes	9,875	(2,796)	3,960	18,204	9,856
Provision for (benefit from) income taxes	3,061	(642)	1,433	3,641	2,365

Net income (loss)	$6,814	$(2,154)	$2,527	$14,563	$7,491

Basic earnings (loss) per share	$0.68	$(0.21)	$0.23	$1.33	$0.91
Diluted earnings (loss) per share	$0.66	$(0.21)	$0.22	$1.19	$0.82
Weighted average shares outstanding	10,042	10,053	10,928	10,932	8,250
Diluted weighted average shares outstanding	10,323	10,053	11,521	12,190	9,179

	For the Year Ended
Consolidated Balance Sheet Data:	June 28, 2003	June 29, 2002	June 30, 2001	July 1, 2000	July 3, 1999
Cash and cash equivalents	$31,965	$19,628	$32,318	$34,863	$10,055
Working capital	46,852	35,134	42,310	44,255	13,186
Total assets	81,150	67,891	74,018	73,164	36,451
Long-term debt	—	2,115	2,815	3,034	3,181
Total stockholders' equity	53,348	40,853	46,975	48,563	14,023
Total liabilities and stockholders' equity	81,150	67,891	74,018	73,164	36,451

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

        Domestic and international product sales are generated principally through our direct sales force based in the U.S. and seven international offices. Prior to fiscal 1999, a relatively small portion of our sales came through our network of independent distributors. In December 1998, we entered into an exclusive distributorship arrangement with Physician Sales and Service, Inc. ("PSS"). Sales to distributors for the year ended June 30, 2001 increased as a result of this arrangement. In fiscal year

2002, we announced our decision to terminate our relationship with PSS and use a direct sales force to service the sales channels previously serviced by that distributor.

        We typically assemble products in our Wayland, Massachusetts, facility in the quarter in which they are shipped, and backlog has not been significant. We experience some seasonal reduction of our product sales in the quarter ending in September due to the summer holiday schedule of physicians and their patients.

        All product shipments include a standard 12-month parts and service warranty except for Vbeam products that include a standard 3-year warranty. The anticipated cost associated with the warranty coverage is accrued at the time of shipment as a cost of sales charged to product related service costs. Any costs associated with product installation are also recognized as costs of product related service. Both such anticipated and actual costs have no associated revenue and therefore reduce the gross profit from product related service revenue.

        Product related service revenue consists of revenue from maintenance and repair services and the sale of spare parts and consumables. We derive revenue from extended service contracts, which are typically for a 12 or 24-month period, and the revenue is initially deferred and recognized over the life of the service contract. In addition, we provide on-site service worldwide on a time-and-materials basis directly or through our distributors.

        In June 1996, we began an effort to own and operate skin care centers offering cosmetic laser treatments utilizing our equipment, along with providing other cosmetic services traditionally offered by high-end spas. We pursued this strategy by purchasing an existing spa in Boston in 1996 and by opening a new skin care center in Scottsdale, Arizona in March 1997. We subsequently decided to reduce our focus on our skin care center efforts and to renew our commitment to our core aesthetic and cosmetic laser business. During fiscal 1998, we closed the Scottsdale facility because it had failed to generate any material revenue, recorded a restructuring charge, and established a reserve in the amount of $2,600,000 representing the anticipated cost associated with this closure, less assumed future sublease payments. During fiscal 2001, we recorded an additional restructuring charge of $1,113,000, as no sub-lessee had been located for the facility. During fiscal 2002, the Scottsdale property was subleased and the restructuring charge was reversed by $693,000. In January 1999, we ceased to offer aesthetic laser procedures at our Boston skin care center, but we continue to provide personal care and health and beauty services from this location. We are actively seeking buyers to assume the lease and purchase the assets of the Boston facility. During the quarter ended June 30, 2001, the Company determined that impairment indicators existed relating to its skin care/health spa services. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," the Company evaluated the recoverability of its spa-related long-lived assets, and determined that the estimated future undiscounted cash flows were below the carrying value of the spa-related long-lived assets at June 30, 2001. Accordingly, the Company charged off all remaining undepreciated long-lived spa-related assets of approximately $640,000.

        International revenue, consisting of sales from our subsidiaries in Germany, France, Spain, and Japan, and sales shipped directly to international locations from the U.S., during the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001 represented 51%, 53% and 55% of total sales, respectively.

        Our fiscal year consists of the 52 or 53-week period ending on the Saturday closest to June 30 of each year. The years ended June 28, 2003, June 29, 2002 and June 30, 2001 each contained 52 weeks.

Discontinued Operations

        On September 24, 2003 we initiated a plan to close our only remaining skin care center, subject to approval of the Board of Directors. The closure will be accounted for as a discontinued operation in accordance with APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". As a result, in the fiscal quarter ended September 27, 2003 we will record a $2,278,000 charge for the accrual of $3,000,000 of future occupancy costs and $350,000 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,072,000. In addition, all prior period financial statements will be restated to reflect skin care centers operations as discontinued.

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

        Revenue Recognition.    Our policy is to recognize revenue upon shipment of our products to our customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements", issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until collectibility is reasonably assured.

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

        As of June 28, 2003, our accounts receivable balance of $26,589,000 is reported net of allowances for doubtful accounts of $970,000. We believe our reported allowances at June 28, 2003, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling general and administrative expenses being recorded for the period in which such determination was made.

        Inventory Reserves.    As a designer and manufacturer of high technology equipment, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of June 28, 2003, our inventory of $10,927,000 is stated net of inventory reserves of $1,837,000. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional inventory reserves may be required.

        Product Warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at June 28, 2003, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

        Contingencies.    We are subject to proceedings, lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we can reasonably estimate these costs.

        Restructuring.    We record restructuring charges incurred in connection with consolidation or relocation of operations, exited business lines, or shutdowns of specific sites. These restructuring charges, which reflect our commitment to a termination or exit plan that will begin within twelve months, are based on estimates of the expected costs associated with site closure, legal matters, contract terminations, or other costs directly related to the restructuring. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a credit to earnings will be recognized.

        Taxes.    In accordance with SFAS No. 109, "Accounting for Income Taxes," we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Realization is dependent on the generation of sufficient taxable income in future years. Management continually evaluates the need for a valuation allowance for deferred tax assets based on the probability of realization determined by expectations for future taxable income and other factors. Although realization is not assured, based on available evidence, management believes it is more likely than not that the full amount of the net deferred tax asset will be realized. However, the amount realizable could be reduced if estimates of future taxable income are reduced.

Results of Operations

        The following tables set forth selected financial data for the periods indicated, expressed as percentages.

	For the Year Ended
Consolidated Statement of Operations Data:	June 28, 2003	June 29, 2002	June 30, 2001
Revenue Mix:
Lasers and other products	84.3%	74.7%	74.7%
Product related service	13.1%	20.7%	19.3%
Skin care centers	2.6%	4.6%	6.0%

Total revenue	100.0%	100.0%	100.0%
Operating Ratios:
Gross profit:
Lasers and other products	46.4%	41.5%	41.9%
Product related service	3.2%	2.5%	7.5%
Skin care centers	0.7%	0.9%	2.3%

Total gross profit	50.3%	44.9%	51.7%
Operating expenses:
Research and development	5.6%	7.5%	8.6%
Selling, general & administrative	32.9%	43.9%	37.2%
Restructuring charge	0.0%	-1.1%	1.7%

Total operating expenses	38.5%	50.3%	47.5%
Income from operations	11.7%	-5.4%	4.2%
Total other income (expense)	0.5%	0.9%	1.9%

Income (loss) before income taxes	12.2%	-4.5%	6.1%
Provision for income taxes	3.8%	-1.0%	2.2%

Net income (loss)	8.4%	-3.5%	3.9%

Fiscal Year Ended June 28, 2003 Compared to Fiscal Year Ended June 29, 2002

        Revenue.    Total revenue increased 31% to $80.8 million in fiscal 2003 from $61.5 million in fiscal 2002. International revenue, consisting of sales from our subsidiaries in Germany, Spain, France and Japan, and sales shipped directly to international locations from the U.S., was 51% of total revenue for fiscal 2003 in comparison to 53% for fiscal 2002. Laser and product revenue increased 48% to $68.1 million in fiscal 2003 from $45.9 million in fiscal 2002. Increases in unit sales and the average selling price of the GentleLASE, Smoothbeam and Vbeam products were responsible for the increase in laser and other product revenue from fiscal 2002 to 2003. Product-related service revenue decreased 17% to $10.6 million in fiscal 2003 from $12.7 million in fiscal 2002 due primarily to an increase in the number of lasers covered by extended warranties and a corresponding decrease in the number of lasers covered by service contracts. Skin care center revenue decreased 25% to $2.1 million in fiscal 2003 compared to $2.9 million in fiscal 2002, due primarily to decreases in customer traffic.

        Gross Profit.    Gross profit increased to $40.6 million or 50.3% of revenue in fiscal 2003 from $27.6 million or 44.9% of revenue in fiscal 2002 mainly as a result of the increase in sales of lasers and other products. Gross profit on lasers and other products increased 46% to $37.4 million or 46.4% of revenue in fiscal 2003 from $25.6 million or 41.5% of revenue in fiscal 2002. Gross profit on product related services in fiscal 2003 increased to $2.6 million or 13.1% of revenue compared to $1.5 million or 20.7% of revenue for fiscal 2002. The increase in gross profit on product related services is due primarily to a decrease in warranty costs associated with the Vbeam products. The decrease in Vbeam warranty costs was largely due to the one-time replacement of a component of the system during fiscal 2002 that did not reoccur in fiscal 2003. Skin care center gross profit decreased to $0.6 million or 0.7% of revenue in fiscal 2003 from $0.5 million or 0.9% of revenue in fiscal 2002.

        Research and Development Expense.    Research and development spending for fiscal 2003 decreased 2% to $4.5 million from $4.6 million for fiscal 2002.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased 2% from $27.0 million in fiscal 2002 to $26.6 million in fiscal 2003. The decrease in selling, general and administrative expenses is due primarily to the reimbursement of legal expense relating to the PSS dispute that was settled favorably in fiscal 2003. Selling, general and administrative expenses were 44% of revenue in fiscal 2002 compared to 33% for fiscal 2003.

        Restructuring Charge.    During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2.6 million resulting from the closure of the skin care center located in Scottsdale, Arizona, and which assumed a sublease of the premises. During fiscal 2001, we incurred an additional charge of $1.1 million because we had been unable to sublease the property. During fiscal 2002, we secured a sublease for the property and reversed the restructuring reserve by $693,000 that represents the future sublease payments to be received from the sublessee. No changes were made to the restructuring reserve in fiscal 2003.

        Other Income/Expense.    For the fiscal year ended June 28, 2003, total other income declined to $0.4 million from $0.6 million for the fiscal year ended June 29, 2002. Interest income increased from $0.5 million in fiscal 2002 to $0.6 million in fiscal 2003 due to interest payments of $0.4 million received from the PSS settlement offset by generally lower levels of cash invested at lower interest rates throughout the fiscal year. Interest expense decreased from $0.5 million in fiscal 2002 to $0.2 million in fiscal 2003 due primarily to the early retirement of our long-term debt in fiscal 2003. Other income (expense) decreased from a $0.5 million income in fiscal 2002 to a $0.04 million expense in fiscal 2003 primarily as a result of charges resulting from the early retirement of our long-term debt.

        Income Taxes.    The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of Candela. We recorded a 31% effective tax rate for the year ended June 28, 2003 compared to a 23% effective tax rate for the year ended June 29, 2002. The benefit from income taxes for the year ended June 29, 2002, includes a tax benefit for taxable losses in the U.S. offset by a tax provision calculated for taxable income generated in Japan and Spain at rates in excess of the U.S. statutory tax rate.

Fiscal Year Ended June 29, 2002 Compared to Fiscal Year Ended June 30, 2001

        Revenue.    Total revenue declined 5% to $61.5 million in fiscal 2002 from $64.8 million in fiscal 2001. International revenue, consisting of sales from our subsidiaries in Germany, Spain, France and Japan, and sales shipped directly to international locations from the U.S., was 53% of total revenue for fiscal 2002 in comparison to 55% for fiscal 2001. Laser and product revenue decreased 5% to $45.9 million in fiscal 2002 from $48.4 million in fiscal 2001. Lower unit sales of the GentleLASE and AlexLAZR products contributed approximately $6.3 million to the decrease in product sales from fiscal 2001 to 2002 but were offset by an increase in Vbeam unit sales of approximately $3.4 million and an increase in Smoothbeam™ sales of $1.2 million. Product-related service revenue remained relatively constant at $12.5 million in fiscal 2001 and $12.7 million in fiscal 2002. Skin care center revenue decreased 28.2% to $2.8 million in fiscal 2002 compared to $3.9 million in 2001, due primarily to decreases in customer traffic.

        Gross Profit.    Gross profit decreased to $27.6 million or 44.9% of revenue in fiscal 2002 from $33.5 million or 51.7% of revenue in fiscal 2001 mainly as a result of increased warranty costs associated with the Vbeam products and the decline in margins at the skin care center. Gross profit on lasers and other products decreased from $27.2 million or 41.5% in fiscal 2001 to $25.6 million or 41.9% in fiscal 2002. Gross profit for product related service revenue in fiscal 2002 decreased to $1.5 million or 2.5% of revenue compared to $4.8 million or 7.5% of revenue for fiscal 2001. The decrease in product related service gross profit is due primarily to increased warranty costs associated with the Vbeam products. Skin care center gross profit for fiscal year 2002 decreased to $0.5 million or 0.9% of revenue in comparison to $1.5 million or 2.3% of revenue for fiscal year 2001 resulting from a combination of a decrease in the number of services performed and the sale of retail inventory at reduced margins.

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

        Impairment Charge.    During the quarter ended June 30, 2001, we determined that impairment indicators existed relating to its skin care/health spa services. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," we evaluated the recoverability of its spa-related long-lived assets. We determined that the estimated future undiscounted cash flows were below the carrying value of the spa-related long-lived assets at June 30, 2001. Accordingly, we wrote off as selling, general and administrative expense all remaining spa-related long-lived assets, principally leasehold improvements, of $640,000.

        Restructuring Charge.    During the quarter ended December 27, 1997, a restructuring charge was recorded and a reserve established in the amount of $2.6 million resulting from the closure of the skin care center located in Scottsdale, Arizona, and which assumed a sublease of the premises. During fiscal 2001, we incurred an additional charge of $1.1 million because we had been unable to sublease the property. During fiscal 2002, we secured a sublease for the property and reversed the restructuring reserve by $693,000 that represents the future sublease payments to be received from the sublessee.

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

        Income Taxes.    The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of Candela. We recorded a 23% effective tax rate for the year ended June 29, 2002, compared to the year ended June 30, 2001, in which we recorded a 36% tax rate. The benefit from income taxes for the year ended June 29, 2002, includes a tax benefit for taxable losses in the U.S. offset by a tax provision calculated for taxable income generated in Japan and Spain at rates in excess of the U.S. statutory tax rate.

  Liquidity and Capital Resources

        Cash provided by operating activities amounted to $11.8 million for fiscal 2003 compared to cash used by operating activities of $7.3 million for fiscal 2002. Cash provided by operating activities reflects the effects of net income for fiscal 2003, offset by increases in accounts receivable, and inventory as well as decreases in accounts payable and income tax payable balances as compared to fiscal 2002. Cash used in investing activities totaled $1.2 million for fiscal 2003 compared to $1.1 million for fiscal 2002. Cash provided by financing activities amounted to $0.2 million in 2003 compared to cash used for financing activities of $5.1 million in 2002. This decrease in the use of cash is due to a decrease in the number of shares of our common stock purchased on the open market during fiscal 2002 offset by proceeds from the issuance of common stock in fiscal 2003 pursuant to the exercise of stock options and warrants.

        In 1998, we issued eight-year, 9.75% subordinated term notes to three investors in the aggregate amount of $3,700,000, secured by the assets of Candela. The notes were due in October 2006, and required quarterly interest payments. We were required to make mandatory quarterly principal payments of $185,000, along with any unpaid interest, beginning on January 31, 2002.

        The notes permitted early repayment with a decreasing early redemption premium amount through October 31, 2004. We repaid the entire debt evidenced by the debt on November 8, 2002. As a result of the early repayment we incurred a one-time charge evidenced by the notes of $677,302 during the three-month period ended December 28, 2002. This charge represents the unamortized balance of the fair value of common stock warrants issued in conjunction with the original debt issuance ($440,502) and the early redemption premium. The cash paid was calculated as follows:

Outstanding principal balance	$2,960,000
Early redemption premium	236,800
Interest for the period October 1, 2002 to November 8, 2002	30,463

Total	$3,227,263

        During the fiscal year ended June 28, 2003, two of the warrant holders exercised warrants resulting in the issuance of 435,000 shares of common stock and an increase in our cash balance of $1,157,600.

        Outstanding contractual obligations of the Company are reflected in the following table:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$5,387	$1,379	$2,766	$1,169	$73

Total contractual cash obligations	$5,387	$1,379	$2,766	$1,169	$73

        We also maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank's base rate or LIBOR plus 2.25 percent. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of June 28, 2003.

        As discussed in Note 14 to the financial statements, on September 24, 2003, we initiated a plan to close our only remaining skin care center in Boston, Massachusetts. As a result, in the fiscal quarter ended September 27, 2003 we will record a $2,278,000 charge for the accrual of $3,000,000 of future occupancy costs and $350,000 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,072,000.

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

        Because we derive more than half of our revenue from international sales, including approximately twenty-nine percent of our revenue from Japan and the Asia-Pacific marketplace in fiscal 2003, we are susceptible to currency fluctuations, negative economic changes taking place in Japan and the Asia-Pacific marketplace, and other risks associated with conducting business overseas.

        We sell more than half of our products and services outside the U.S. and Canada. International sales, consisting of sales from our subsidiaries in Germany, Spain, France and Japan, and sales shipped directly to international locations from the U.S., accounted for 51% of our revenue for fiscal year 2003, and we expect that they will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales. In particular, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation. Other risks associated with international sales that we currently face or have faced in the past include:

  •
  longer payment cycles common in foreign markets

  •
  failure to obtain or significant delays in obtaining necessary import or foreign regulatory approvals for our products

  •
  difficulties in staffing and managing our foreign operations.

        The failure to obtain Alexandrite rods for the GentleLASE from our sole supplier would impair our ability to manufacture and sell GentleLASE.

        We use Alexandrite rods to manufacture the GentleLASE, which accounts for a significant portion of our total revenues. We depend exclusively on Litton Airtron Synoptics to supply these rods, for which no alternative supplier meeting our quality standards exists. We cannot be certain that Litton will be able to meet our future requirements at current prices or at all. To date, we have been able to obtain adequate supplies of Alexandrite rods in a timely manner, but any extended interruption in our supplies could hurt our results.

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

  Market Supply and Demand

  •
  potential increases in the level and intensity of price competition between our competitors and us

  •
  potential decrease in demand for our products

  •
  possible delays in market acceptance of our new products.

  Customer Behavior

  •
  changes in or extensions of our customers' budgeting and purchasing cycles

  •
  changes in the timing of product sales in anticipation of new product introductions or enhancements by us or our competitors.

  Company Operations

  •
  absence of significant product backlogs

  •
  our effectiveness in our manufacturing process

  •
  unsatisfactory performance of our distribution channels, service providers, or customer support organizations

  •
  timing of any acquisitions and related costs.

        The cost of closing our remaining skin care center may be higher than management has estimated to date, and higher actual costs would negatively impact our operating results.

        We have renewed our commitment to expand and diversify our core cosmetic and surgical laser equipment business. As part of this refocus, we decided to reduce our focus on our efforts to own and operate centers which would offer cosmetic laser treatments utilizing our equipment, along with providing other cosmetic services traditionally offered by high-end spas. We have established a reserve to accrue for the anticipated costs of terminating our spas and skin care centers in Scottsdale, Arizona and Boston, Massachusetts. During fiscal 2002, we were able to secure a sub-lease of our Scottsdale facility and consequently reversed a portion of the reserve relating to such facility to account for future lease payments being made by the sub-lessee. As discussed in Note 14 to the financial statements we have established a reserve relating to the closing of the spa in Boston.

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

        Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. Particularly, for example, we are awaiting Ministry of Health approval in Japan for the sale of the Vbeam. We cannot be certain that we will be able to obtain (or continue to obtain) any such government approvals or successfully comply with any such foreign regulations in a timely and cost-effective manner, if at all, and our failure to do so could adversely affect our ability to sell our products.

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

        We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. The FDA's regulatory scheme is complex, especially the Quality System Regulation ("QSR"), which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures. This complexity makes complete compliance difficult to achieve. Also, the determination as to whether a QSR violation has occurred is often subjective. If the FDA finds that we have failed to comply with the QSR or other applicable requirements, the agency can institute a wide variety of enforcement actions, including a public warning letter or other stronger remedies, such as:

  •
  fines, injunctions, and civil penalties against us

  •
  recall or seizure of our products

  •
  operating restrictions, partial suspension, or total shutdown of our production

  •
  refusing our requests for 510(k) clearance or PMA approval of new products

  •
  withdrawing product approvals already granted

  •
  criminal prosecution

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

        Our industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the U.S. until such patents are issued and are maintained in secrecy for a period of time outside the U.S. Accordingly, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications of others. Any claims of patent infringement would be time-consuming and could:

  •
  result in costly litigation

  •
  divert our technical and management personnel

  •
  cause product shipment delays

  •
  require us to develop non-infringing technology

  •
  require us to enter into royalty or licensing agreements.

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

        We may acquire businesses, products, and technologies that complement or expand our business. We may also consider joint ventures and other collaborative projects. We may not be able to:

  •
  identify appropriate acquisition or joint venture candidates

  •
  successfully negotiate, finance, or integrate any businesses, products, or technologies that we acquire

  •
  successfully manage any joint ventures or collaborations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        As of June 28, 2003, our cash and certain debt are exposed to interest rate risk. We are exposed to foreign currency risk due to accounts receivable from our foreign subsidiaries.

        We have cash equivalents that primarily consist of commercial paper, overnight repurchase agreements and money market accounts. We believe that any near term changes in interest rates will be immaterial to any potential losses in future earnings, cash flow and fair values.

        On November 8, 2002, we paid in full the outstanding principal and accrued interest of our 9.75% subordinated notes (the "Notes") totaling $2,990,463 plus an early redemption premium of $236,800. As a result of the payment, we will have no future principal or interest payments relating to the Notes.

        Candela has foreign subsidiaries in Japan, Spain, France and Germany and is exposed to movements in the exchange rate between the Euro, Japanese Yen and the U.S. Dollar. Sales from the

United States direct to customers or distributors in foreign countries are invoiced in U.S. dollars and are not exposed to foreign currency risk. From time to time, we enter into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, we do not engage in foreign currency speculation. On June 28, 2003, we did not hold any open foreign currency contracts.

        On June 28, 2003 the Euro closed at 0.875 Euro to 1.00 U.S Dollar compared to 1.008 Euro to 1.00 U.S. Dollar on June 29, 2002. The Japanese Yen closed at 119.61 Yen to 1.00 U.S. Dollar on June 28, 2003 compared to 119.49 Yen to 1.00 U.S. Dollar on June 29, 2002. Net exchange losses resulting from foreign currency translations amounted to $56,241 for fiscal 2003.

        At June 28, 2003 and June 29, 2002, a hypothetical 10% adverse change in foreign exchange rates would result in a translation gains of $18,000 and $135,000 respectively that would be recorded in the equity section of our balance sheet.

        At June 28, 2003 and June 29, 2002, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $6,000 and a net transaction gain of $73,000, respectively that would be recorded in current earnings.

Item 8.    Financial Statements and Supplementary Data.

        Financial statements and supplementary data are included herein and are indexed under Item 15 (a) (1)-(2).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

        During 2003, we began the implementation of a new accounting software system. As a result of complications associated with the implementation of this system and the transition from our prior system, we delayed the issuance of our detailed earnings release and quarterly conference call for the quarter ended June 28, 2003 beyond our internally scheduled target dates for the same. The implementation issues we experienced did not have a material affect on our ability to prepare our financial statements or to report, in a timely manner, material information required to be included in our periodic filings with the Securities and Exchange Commission. We believe we have taken the steps necessary to prevent such issues from occurring in the future.

        As of June 28, 2003, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring the reporting of material information required to be included in our periodic filings with the Securities and Exchange Commission.

        There were no changes in our internal controls over financial reporting during the fourth fiscal quarter that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers.

        The current directors and executive officers of the Company are as follows:

Name	Age	Position
Gerard E. Puorro	56	President, Chief Executive Officer and Director
Kenneth D. Roberts	70	Chairman of the Board of Directors
Douglas W. Scott	56	Director
Nancy Nager, RN, BSN, MSN	52	Director
Ben Bailey, III	54	Director
George Abe	42	Director
Dr. James Hsia	57	Director
F. Paul Broyer	54	Senior Vice President, Finance and Administration, and Chief Financial Officer
Dennis S. Herman	53	Vice President, North American Sales
William H. McGrail	42	Senior Vice President, Development and Operations
Toshio Mori	52	Vice President, President of Candela KK
Robert J. Wilber	45	Vice President, European Operations
Dr. Kathleen McMillan	47	Vice President, Research
Darrell W. Simino	61	Treasurer, Corporate Controller

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

        Mr. Bailey has been a Director of the Company since January 2003. From 1985 to the present, Mr. Bailey has been a Vice President of Massachusetts Capital Resource Company, a source of risk capital for Massachusetts businesses. Prior to that, he was a Vice President with the High Technology Lending Group at Bank of Boston, where he was employed from 1976 to 1985. From 1974 to 1976, he was employed at Chemical Bank in New York. He is a member of the New England Venture Capital Association and the Small Business Association of New England, and served on the National Science Foundation's Advisory Committee for Small Business Industrial Innovation (SBIR) from 1995 to 2001.

        Mr. Abe was appointed a Director of the Company in January 2003. Since June 2003, Mr. Abe is President and CEO of Cambridge Research and Instrumentation (CRi), a provider of multi spectral imaging solutions for life science and medical research. From February 2002 to June 2003 he was a vice president of CRi. From May 1997 to November 2002, Mr. Abe held Vice President positions in Strategy, Development, and Marketing with GTE and subsequently Genuity. Prior to that, Mr. Abe held several technical and management positions with BBN Corp, a high technology and services company.

        Dr. Hsia was appointed a Director of the Company in March 2003. From July 2000 to January 2003, he was President and Co-Founder of Lasersharp Corporation. Prior to that, for fifteen years, Dr. Hsia was Candela's Senior Vice President of Research and Development. Dr. Hsia possesses twenty-five years of experience in photonics product development and medical devices. Dr. Hsia holds a B.S. in Physics, an M.S. and a Ph.D. in Nuclear Engineering from MIT, specializing in plasma physics and controlled fusion.

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

        Mr. Herman was appointed Vice President, North American Sales in October 2001. Mr. Herman joined the Company in February 1999 as Eastern Regional Sales Manager. Prior to joining the Company, Mr. Herman held the position of Vice President of Sales at Palomar Medical Technologies, a medical device company, from 1997 to 1998. From 1991 until 1997, Mr. Herman was National Sales Manager of Spectrum Medical Technologies that was later acquired by Palomar Medical Technologies.

        Mr. McGrail was named Senior Vice President, Development and Operations in February 2003. Previously, Mr. McGrail served in the position of Vice President, Development and Operations since May 2000 and Vice President of Development Engineering since July 1998. Mr. McGrail also served in the position of Director of Engineering since August 1994. From 1987 to 1992, he held the positions of Senior Software Engineer and Software Design Engineer. Prior to joining Candela, Mr. McGrail was employed with Raytheon Corporation.

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

        Pursuant to Item 407 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) the board of directors has determined that Mr. Roberts and Mr. Bailey meet the requirements of audit committee financial experts and are also independent board member as described therein.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons ("Reporting Persons") are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such filings, if any, and written representations from certain Reporting Persons received by it with respect to the fiscal year ended June 28, 2003 the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended June 28, 2003 other than Mr. Herman whose Form 4 reporting a single transaction was filed late by two days on one occasion.

Item 11.    Executive Compensation.

        The following table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered to the Company, in all capacities, for the fiscal year ended June 28, 2003 by its Chief Executive Officer (the "CEO") and the four other most highly paid executive officers of the Company, in each case whose total salary and bonus exceeded $100,000 during the fiscal year ended June 28, 2003 (collectively, the "Named Executive Officers").

Summary Compensation Table

LONG-TERM COMPENSATION
ANNUAL COMPENSATION(1)
SECURITIES UNDERLYING OPTIONS/ SARS(#)
NAME AND PRINCIPAL POSITION						ALL OTHER COMPENSATION ($)
	YEAR	SALARY($)	BONUS($)
Gerard E. Puorro Chief Executive Officer, President and Director	2003 2002 2001	282,115 292,193 280,077	225,170 — 38,941	(7) (7) (7)	40,000 — 80,000	10,225 7,047 5,705	(3) (3) (3)
Dennis Herman Vice President, North American Sales	2003 2002 2001	503,232 275,868 165,298	— — —		20,000 20,000 —	5,575 1,937 2,150	(4) (4) (4)
F. Paul Broyer Sr. Vice President, Finance & Administration, Chief Financial Officer	2003 2002 2001	162,353 166,061 150,640	130,115 — 21,785	(7) (7)	20,000 — 40,000	7,917 6,882 6,155	(5) (5) (5)
William McGrail Sr. Vice President, Development & Operations	2003 2002 2001	167,316 168,088 152,255	130,115 — 21,785	(7) (7)	20,000 — 40,000	9,425 3,491 3,531	(6) (6) (6)
Toshio Mori Vice President, President of Candela KK	2003 2002 2001	214,005 228,062 229,630	33,910 29,413 47,390	(7) (7) (7)	20,000 — 15,000	— — —

(1)
Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported for the named executive officer.

(2)
The Company did not grant any restricted stock awards or stock appreciation rights ("SARs") or make any long-term incentive plan pay-outs during the fiscal years ended June 28, 2003, June 29, 2002 or June 30, 2001.

(3)
For fiscal 2003, includes $4,232 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $1,368 in life insurance premiums paid by the Company for the benefit of Mr. Puorro, and $4,625 for a Company provided automobile. For fiscal 2002, includes $3,771 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $1,570 in life insurance premiums paid by the Company for the benefit of Mr. Puorro, and $1,706 for a Company provided automobile. For fiscal 2001, includes $3,776 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $1,369 in life insurance premiums paid by the Company for the benefit of Mr. Puorro, and $560 for a Company provided automobile.

(4)
For fiscal 2003, includes $1,721 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $2,404 in life insurance premiums paid by the Company for the benefit of Mr. Herman, and $1,450 for a Company provided automobile. For fiscal 2002, includes $1,550 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $387 for a Company provided automobile. For fiscal 2001, includes $1,850 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $300 for a Company provided automobile.

(5)
For fiscal 2003, includes $2,785 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $257 in life insurance premiums paid by the Company for the benefit of Mr. Broyer and $4,875 for a Company provided automobile. For fiscal 2002, includes $3,564 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $312 in life insurance premiums paid by the Company for the benefit of Mr. Broyer and $3,006 for a Company provided automobile. For fiscal 2001, includes $3,321 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $193 in life insurance premiums paid by the Company for the benefit of Mr. Broyer and $2,640 for a Company provided automobile.

(6)
For fiscal 2003, includes $3,180 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $120 in life insurance premiums paid by the Company for the benefit of Mr. McGrail, and $6,125 for a Company provided automobile. For fiscal 2002, includes $2,323 in matching contributions by the Company pursuant to the Company's 401(k) Plan, $144 in life insurance premiums paid by the Company for the benefit of Mr. McGrail, and $1,024 for a Company provided automobile. For fiscal 2001, includes $2,759 in matching contributions by the Company pursuant to the Company's 401(k) Plan and $212 in life insurance premiums paid by the Company for the benefit of Mr. McGrail and $560 for a Company provided automobile.

(7)
Incentive bonus approved by the Board of Directors, based on Company results for the fiscal year.

Option Grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Prices Appreciation for Options
	Number of Securities Underlying Options Granted
		Percent of Total Options/Granted to Employees in Fiscal Year
Name			Exercise of Base Price ($/Share)	Expiration Date
					5%	10%
Gerard Puorro	40,000	8.81%	$9.34	4/29/13	$234,955.03	$595,422.18
Dennis Herman	20,000	4.40%	$9.34	4/29/13	$117,477.52	$297,711.09
F. Paul Broyer	20,000	4.40%	$9.34	4/29/13	$117,477.52	$297,711.09
William McGrail	20,000	4.40%	$9.34	4/29/13	$117,477.52	$297,711.09
Toshio Mori	20,000	4.40%	$9.34	4/29/13	$117,477.52	$297,711.09

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

Option Exercises and Fiscal Year End Values

        The following table sets forth information with respect to options to purchase the Company's Common Stock granted under the 1989 Stock Plan and 1998 Stock Plan including (i) the number of shares purchased upon exercise of options in the most recent fiscal year, (ii) the net value realized upon such exercise, (iii) the number of unexercised options outstanding at June 28, 2003, and (iv) the value of such unexercised options at June 28, 2003:

			NUMBER OF UNEXERCISED OPTIONS AT JUNE 28, 2003 (#)		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT JUNE 28, 2003 ($)(2)
NAME	SHARES ACQUIRED EXERCISE (#)	VALUE REALIZED ($)(1)
			EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Gerard Puorro	45,791	$152,492	102,500	47,500	$346,880	$73,600
Dennis Herman	0	$0	14,013	35,000	$78,492	$129,650
F. Paul Broyer	64,375	$344,993	22,500	27,500	$0	$36,800
William McGrail	20,712	$136,474	62,500	27,500	$173,440	$36,800
Toshio Mori	23,625	$135,378	0	27,500	$0	$65,338

(1)
Named Executive Officers will receive cash only if and when they sell the securities issued upon exercise of the options and the amount of cash received by such individuals is dependent on the value of such securities at the time of such sale, if any.

(2)
Value is based on the difference between option grant price and the fair market value at 2003 fiscal year end ($11.18 per share as quoted on the NASDAQ Stock Market at the close of trading on June 27, 2003) multiplied by the number of shares underlying the option.

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

        On June 2, 1993, the Board of Directors of the Company adopted the 1993 Non-Employee Director Stock Option Plan, which was approved by the Company's stockholders on November 18, 1993. The 1993 Non-Employee Director Plan provides for the issuance of options for the purchase of up to 120,000 shares of the Company's Common Stock. Under this Plan, each member of the Company's Board of Directors who is neither an employee nor an officer of the Company receives a onetime grant of an option to purchase 15,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. The options generally become exercisable in equal amounts over a period of two years from the date of grant, expire ten years after the date of grant and are nontransferable. To date, options for the purchase of 120,000 shares have been granted at exercise prices ranging from $1.083 to $5.375 per share.

        On August 14, 1997, Non-Qualified Options to purchase 15,000 shares of the Company's Common Stock were granted to each of Kenneth D. Roberts and Douglas W. Scott at an exercise price of $3.125 per share, such price being the market price of the Common Stock on the date of the grant. These Non-Qualified Options were granted pursuant to the Company's 1989 Stock Plan (the "Plan") and vest in equal 50% amounts on each of the first and second anniversaries of the date of the grant, provided that each such optionee continues to serve as a director of the Company on such anniversary date.

        On September 30, 1998, Non-Qualified Options to purchase 7,500 shares of our common stock were granted to each of Kenneth D. Roberts and Douglas W. Scott at an exercise price of $2.42 per share, such price being the market price of the common stock on the date of the grant. These Non-Qualified Options were granted outside of a plan and vest in equal 50% amounts on each of the first and second anniversaries of the date of the grant, provided that each such optionee continues to serve as a director of Candela on such anniversary date.

        On January 12, 1999, Non-Qualified Options to purchase 7,500 shares of our common stock were granted to each of Kenneth D. Roberts and Douglas W. Scott, at an exercise price of $4.66 per share, such price being the market price of the common stock on the date of the grant. These Non-Qualified Options were granted pursuant to our 1998 Stock Plan and are fully vested.

        On January 25, 2001, Non-Qualified Options to purchase 15,000 shares of our common stock were granted to each of Kenneth D. Roberts, Douglas W. Scott and Nancy Nager, at an exercise price of $6.656 per share, such price being the market price of the common stock on the date of the grant. These Non-Qualified Options were granted pursuant to our 1998 Stock Plan and vest in equal 50% amounts on each of the first and second anniversaries of the date of the grant, provided that each such optionee continues to serve as a director of Candela on such anniversary date.

        On January 27, 2003, Non-Qualified Options to purchase 15,000 shares of our common stock were granted to each of Kenneth D. Roberts, Douglas W. Scott, Nancy Nager and Ben Bailey at $6.30 per share. On January 30, 2003, Non-Qualified Options to purchase 15,000 shares of our common stock were granted to George Abe at an exercise price of $6.50 per share. These prices were the market price of the common stock on the last trading day prior to the date of each grant. The Non-Qualified Options to Mr. Abe and Mr. Bailey were granted pursuant to our 1993 Non-Employee Director Stock Option Plan and vest in equal 50% amounts on each of the first and second anniversaries of the date of the grant, provided that each such optionee continues to serve as a director of Candela on such anniversary date. The Non-Qualified Options to Mr. Roberts, Mr. Scott and Ms. Nager were granted pursuant to our 1998 Stock Plan and vest in equal 50% amounts on each of the first and second anniversaries of the date of the grant, provided that each such optionee continues to serve as a director of Candela on such anniversary date.

Employment Agreements

        Candela has entered into severance agreements with each of Messrs. Puorro, Broyer, Wilber, McGrail and Simino. Under our agreements with Messrs. Broyer, Wilber, McGrail and Simino, Candela has agreed to continue payment of their respective base annual salaries over twelve months in the event that their services for Candela are terminated for any reason except for cause or such individuals' resignation. Under our agreement with Mr. Puorro, in the event that his employment is terminated for any reason, at either his election or Candela's election, other than for just cause, he will be entitled to receive severance payments equal to his base annual salary for twelve months and then 50% of his base annual salary for an additional twelve months. Each of the above named individuals is subject to nonsolicitation and noncompetition provisions for the period during which he receives severance payments. Upon a change-in-control, options held by executive officers will fully vest.

Compensation Committee Interlocks and Insider Participation

        During the last fiscal year, Mr. Scott, Mr. Abe and Dr. Hsia served on the Compensation Committee, none of whom are currently employed by Candela. Mr. Hsia was formerly an officer of Candela. No person who served on the Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K.

Compensation Committee Report on Executive Compensation

        The Company's executive compensation program is administered by the Compensation Committee, which consisted of Mr. Scott, Mr. Abe and Dr. Hsia at the end of fiscal 2003. All three members of the Compensation Committee are non-employee directors. Pursuant to the authority delegated by the Board of Directors, the Compensation Committee each year sets the compensation of the Chief Executive Officer and reviews and approves the compensation of all other senior officers, including approval of annual salaries and bonuses as well as the grant of stock options to officers and employees.

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

        The salary compensation for the executive officers is based upon their qualifications, experience and responsibilities, as well as the attainment of planned objectives. The Chief Executive Officer and President make recommendations to the Compensation Committee regarding the planned objectives and executive compensation levels. The overall plans and operating performance levels, upon which management compensation is based, are approved by the Compensation Committee on an annual basis. During fiscal 2003, the Chief Executive Officer and President made recommendations to reverse salary reductions that had taken place in 2002, and the Compensation Committee approved restoring to 100% the base salaries for the executive officers. The reduction of salaries in fiscal 2002 reflected cost cutting initiatives implemented to restore the company to profitability, such profitability was achieved in fiscal 2003.

  Bonus Compensation

        In addition to salary compensation, the Compensation Committee recommended the continuation of the Executive Bonus Plan (the "Plan"), adopted by the Board of Directors in previous fiscal years, whereby senior executives, recommended by the Chief Executive Officer and approved for inclusion in the Plan by the Compensation Committee, receive bonus compensation based on a percentage of base salary. Bonuses paid under the Plan in fiscal 2003 were a percentage of base salary for each executive and were tied to consolidated pre-tax profits. Only executives whose compensation is not tied to specific sales targets were eligible for inclusion in the plan.

  Stock Options

        The Compensation Committee relies on incentive compensation in the form of stock options to retain and motivate executive officers. Incentive compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees, to encourage the executive officers and other employees to remain with the Company and to enable them to develop and maintain a stock ownership position in the Company's Common Stock. The Company's 1989 Stock Plan and the 1998 Stock Plan, administered by the Compensation Committee, have been used for the granting of stock options.

        Both the 1989 Stock Plan and the 1998 Stock Plan permit the Compensation Committee to administer the granting of stock options to eligible employees, including executive officers. Options generally become exercisable based upon a vesting schedule tied to years of future service to the Company. The value realizable from exercisable options is dependent upon the extent to which the Company's performance is reflected in the market price of the Company's Common Stock at any particular point in time. Equity compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees. The Compensation Committee approves the granting of options in order to motivate these employees to maximize stockholder value. Vesting for options granted under the plan is determined by the compensation committee at the time of grant and expires after a 10-year period (5 years for 10% or more stockholders), at not less than the fair market value at the date of grant. As a result of this policy, executives and other employees are rewarded economically only to the extent that the stockholders also benefit through stock price appreciation in the market.

        Options granted to employees are based on such factors as individual initiative, achievement and performance. In administering grants to executives, the Compensation Committee evaluates each officer's total equity compensation package. The Compensation Committee generally reviews the option holdings of each of the executive officers, including vesting and exercise price and the then current value of such unvested options. The Compensation Committee considers equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of the Company's stockholders. In fiscal year 2003, options to purchase shares of Common Stock were granted to Messrs. Puorro, Broyer, Herman, McGrail, Mori, Wilber, Simino and Dr. McMillan.

  Mr. Puorro's Compensation

        The cash compensation program for the Chief Executive Officer and the President of the Company is designed to reward performance that enhances stockholder value. The compensation package is comprised of base pay and stock options, which is affected by the Company's revenue growth, market share growth, profitability, and growth in earnings per share. In fiscal year 2003, Mr. Puorro's cash compensation was $507,285 including the executive bonus. The Compensation Committee believes that Mr. Puorro's compensation has been, and is now, comparable to the salary of other Chief Executive Officers in other medical equipment companies, considering the size and rate of profitability of those companies.

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

        This report has been submitted by the members of the Compensation Committee:

Douglas W. Scott George Abe Dr. James Hsia

Stock Performance Graph

        The following graph illustrates a five-year comparison of cumulative total stockholder return among the Company, the S&P 500 Market Index and the Company's "Industry Index." The Company selected an index of companies in the electro-medical equipment industry as its industry group. Accordingly, the Industry Index reflects the performance of all companies that are included in the electro-medical equipment industry with 3845 as their Primary Standard Industrial Classification Code Number. The comparison assumes $100 was invested on June 26, 1998 (the date of the beginning of the Company's fifth preceding fiscal year) in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

    *100 invested on 6/26/98 in stock or on 6/30/98 in index-including reinvestment of dividends

    Copyright © 2002, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved www.researchdatagroup.com/S&P.htm

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth a summary of the equity compensation plans offered by the Company:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issue under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders	1,058,961	$7.65	327,899
Equity compensation plans not approved by security holders	—	—	—
Total	1,058,961	$7.65	327,899

        The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of September 17, 2003 by (i) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock, (ii) each director or nominee to become a director of the Company, (iii) each executive officer identified in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group:

AMOUNT OF BENEFICIAL OWNERSHIP(1)

Name and Address of Beneficially Owned	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Gerard E. Puorro(2)	166,082	1.71%
Kenneth D. Roberts(3)	118,500	1.22%
Douglas W. Scott(4)	33,750	*
Nancy Nager, R.N., B.S.N., M.S.N	—	*
Ben Bailey, III(5)	—	*
George Abe	—	*
Dr. James Hsia(6)	37,365	*
Dennis H. Herman(7)	391	*
Toshio Mori	—	*
F. Paul Broyer(8)	25,862	*
William McGrail(9)	62,537	*
All Directors and Executive Officers as a Group (13 Persons)(10)	510,822	5.26%

*
Represents less than 1% of the Company's outstanding Common Stock.

(1)
Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Except as otherwise indicated, the address for each beneficial owner is 530 Boston Post Road, Wayland, MA 01778. Pursuant to the rules of the Securities and Exchange Commission the number of shares of Common Stock deemed outstanding includes, for each person or group referred to in the table, shares issuable pursuant to options held by the respective person or group which may be exercised within the 60-day period following September 17, 2003.

(2)
Includes 102,500 shares issuable pursuant to stock options exercisable within the 60-day period following September 17, 2003. Includes 63,582 shares privately owned.

(3)
Includes 97,500 shares issuable pursuant to stock options exercisable within the 60-day period following September 17, 2003. Does not include 4,500 shares held by a trust for the benefit of one of Mr. Roberts' children as to which Mr. Roberts disclaims beneficial ownership. Includes 21,000 shares privately owned.

(4)
Includes 30,000 shares issuable pursuant to stock options exercisable within the 60-day period following September 17, 2003. Includes 3,750 shares privately owned.

(5)
Does not include 360,000 shares owned by Massachusetts Capital Resource Company, where Mr. Bailey is Vice President, as to which Mr. Baily disclaims beneficial ownership

(6)
Includes 37,365 shares privately owned.

(7)
Includes 391 shares issuable pursuant to stock options exercisable within the 60 day period following September 17, 2003.

(8)
Includes 22,500 shares issuable pursuant to stock options exercisable within the 60-day period following September 17, 2003. Includes 3,362 shares privately owned.

(9)
Includes 62,500 shares issuable pursuant to stock options exercisable within the 60-day period following September 17, 2003 and 37 shares for which he has shared voting power.

(10)
Includes 377,054 shares subject to stock options exercisable within the 60-day following September 17, 2003. Includes 133,738 shares individually owned.

Item 13.    Certain Relationships and Related Transactions.

        None.

Item 14.    Principal Accountant Fees and Services

        Disclosure omitted pursuant to SEC Release 33-8183 dated january 28, 2003.

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

(3)
Exhibits:    Except as otherwise noted, the following documents are incorporated by reference from the Company's Registration Statement on Form S-1 (File Number 333-78339) or filed herewith:

3.1		Certificate of Incorporation, as amended
3.2	‹FN9›	By-laws of the Company, as amended and restated
10.1	‹FN1›	1985 Incentive Stock Option Plan
10.2	‹FN2›	1987 Stock Option Plan
10.2.1	‹FN2›	1989 Stock Plan
10.2.2	‹FN3›	1990 Employee Stock Purchase Plan
10.2.3	‹FN3›	1990 Non-Employee Director Stock Option Plan
10.2.4	‹FN7›	1993 Non-Employee Director Stock Option Plan
10.2.5	‹FN13›	1998 Amended and Restated Stock Plan
10.3	‹FN7›	Lease for premises at 526 Boston Post Road, Wayland, Massachusetts.
10.4	‹FN7›	Lease for premises at 530 Boston Post Road, Wayland, Massachusetts.
10.5	‹FN7›	Patent License Agreement between the Company and Patlex Corporation effective as of July 1, 1988.
10.6	‹FN4›	License Agreement among the Company, Technomed International, Inc. and Technomed International S.A. dated as of December 20, 1990.

10.7	‹FN5›	License Agreement between the Company and Pillco Limited Partnership effective as of October 1, 1991.
10.8	‹FN8›	Distribution Agreement between the Company and Cryogenic Technology Limited, dated October 15, 1993.
10.9	‹FN10›	Asset Purchase Agreement between the Company and Derma-Laser, Limited and Derma-Lase, Inc. dated June 23, 1994.
10.10	‹FN13›	Letter Agreement between the Company and Fleet Bank dated February 13, 1997.
10.10.1	‹FN13›	Amendment to Letter Agreement between the Company and Fleet Bank dated December 15, 1998.
10.12*	‹FN11›	Exclusive License Agreement dated as of February 13,1995 and amended October 15, 1998, by and among the Company and the Regents of the University of California.
10.12.1*	‹FN15›	Settlement Agreement dated August 11, 2000 and among the Company, the Regents of the University of California, and Cool Touch, Inc.
10.13	‹FN12›	Note and Warrant Purchase Agreement, dated as of October 15, 1998 by and among the Company, Massachusetts Capital Resource Company, William D. Witter and Michael D.Witter.
10.13.1	‹FN12›	Form of Note delivered to the Company in the aggregate principal amount of $3,700,000 to Massachusetts Capital Resource Company, William D. Witter and Michael D. Witter.
10.13.2	‹FN12›
Form of Common Stock Purchase Warrant to purchase an aggregate of 370,000 shares of the Company's Common Stock delivered to Massachusetts Capital Resource Company, William D. Witter and Michael D. Witter.
21.1		Subsidiaries of the Company
23.1		Consent of Ernst & Young, LLP, Independent Auditors
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer

*
Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2.
‹FN1›	Previously filed as an exhibit to Registration Statement No. 33-54448B and incorporated herein by reference.
‹FN2›
Previously filed as an exhibit to the Company's Amended and Restated Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (Commission file number 000-14742), and incorporated herein by reference.
‹FN3›	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Commission file number 000-14742), and incorporated herein by reference.

‹FN4›	Previously filed as an exhibit to Form 10-Q for the quarter ended December 29, 1990 (Commission file number 000-14742), and incorporated herein by reference.
‹FN5›	Previously filed as an exhibit to Form 10-Q for the quarter ended September 28, 1991 (Commission file number 000-14742), and incorporated herein by reference.
‹FN6›	Previously filed as an exhibit to Form 8-K, dated September 8, 1992 (Commission file number 000-14742), and incorporated herein by reference.
‹FN7›	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993 (Commission file number 000-14742), and incorporated herein by reference.
‹FN8›	Previously filed as an exhibit to Form 10-Q for the quarter ended January 1, 1994 (Commission file number 000-14742), and incorporated herein by reference.
‹FN9›	Previously filed as an exhibit to Form 10-Q for the quarter ended April 2, 1994 (Commission file number 000-14742), and incorporated herein by reference.
‹FN10›	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994 (Commission file number 000-14742), and incorporated herein by reference.
‹FN11›	Previously filed as an exhibit to Form 10-Q for the quarter ended March 27, 1999 (Commission file number 000-14742), and incorporated herein for reference.
‹FN12›
Previously filed as an exhibit to the Company's Amended and Restated Annual Report on Form 10-K for the fiscal year ended June 27, 1998 (Commission file number 000-14742), and incorporated herein by reference.
‹FN13›	Previously filed as Appendix A to the Company's Schedule 14A, Filed December 20, 2002, and incorporated herein by reference.
‹FN14›	Previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 (Commission file number 000-14742), and incorporated herein by reference.
‹FN15›	Previously filed as an exhibit to Form 10-K for the fiscal year ended July 1, 2000 (Commission file number 000-14742), and incorporated by reference.
(b)
Reports on Form 8-K. On April 30, 2003, the Company filed a current report on Form 8-K (including Items 7 and 9) reporting our earnings for the third fiscal quarter ended March 29, 2003.

(c)
The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 15(a)(3) above.

(d)
The Company hereby files, as part of this Form 10-K, the consolidated financial Statement schedules listed in Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2003.

CANDELA CORPORATION
By:	/s/ GERARD E. PUORRO Gerard E. Puorro, President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERARD E. PUORRO Gerard E. Puorro	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 26, 2003
/s/ F. PAUL BROYER F. Paul Broyer	Senior Vice President of Finance and Administration, Chief Financial Officer	September 26, 2003
/s/ KENNETH D. ROBERTS Kenneth D. Roberts	Chairman of the Board of Directors	September 26, 2003
/s/ NANCY NAGER Nancy Nager	Director	September 26, 2003
/s/ DOUGLAS W. SCOTT Douglas W. Scott	Director	September 26, 2003
/s/ BEN BAILEY, III Ben Bailey, III	Director	September 26, 2003
/s/ GEORGE ABE George Abe	Director	September 26, 2003
/s/ JAMES HSIA Dr. James Hsia	Director	September 26, 2003

Report of Independent Auditors

The Board of Directors and Stockholders
Candela Corporation

        We have audited the accompanying consolidated balance sheets of Candela Corporation and subsidiaries as of June 28, 2003 and June 29, 2002 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended June 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candela Corporation and subsidiaries at June 28, 2003 and June 29, 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
August 18, 2003, except for Note 14,
as to which the date is September 24, 2003

CANDELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 28, 2003 and June 29, 2002

	2003	2002
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$31,965	$19,628
Accounts receivable (net of allowance for doubtful accounts of $970 in 2003 and $981 in 2002)	26,589	23,827
Notes receivable	1,086	1,262
Inventories, net	10,927	12,118
Other current assets	694	870

Total current assets	71,261	57,705
Property and equipment, net	3,682	3,156
Deferred tax assets	4,760	5,442
Prepaid licenses	1,229	1,405
Other assets	218	183

Total assets	$81,150	$67,891

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$5,402	$5,133
Accrued payroll and related expenses	4,662	3,003
Accrued warranty costs	3,628	4,452
Income taxes payable	3,528	1,604
Restructuring reserve	379	559
Other accrued liabilities	2,830	2,723
Current portion of long-term debt	—	740
Deferred income	3,980	4,357

Total current liabilities	24,409	22,571
Other long-term liabilities	3,393	2,352
Long-term debt	—	2,115

Total long-term liabilities	3,393	4,467
Stockholders' equity:
Common stock, $.01 par value: 30,000,000 shares authorized 12,888,947 and 11,884,023 shares issued and outstanding in 2003 and 2002, respectively	129	119
Treasury stock, 2,250,000 shares in 2003 and 2002, at cost	(12,997)	(12,997)
Additional paid-in capital	48,479	43,869
Accumulated earnings	17,904	11,090
Accumulated other comprehensive loss	(167)	(1,228)

Total stockholders' equity	53,348	40,853
Total liabilities and stockholders' equity	$81,150	$67,891

The accompanying notes are an integral part of the financial statements.

CANDELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the years ended June 28, 2003 and June 29, 2002, June 30, 2001

	2003	2002	2001
	(in thousands, except per share data)
Revenue:
Lasers and other products	$68,072	$45,957	$48,375
Product related service	10,579	12,731	12,498
Skin care centers	2,130	2,859	3,899

Total revenue	80,781	61,547	64,772
Cost of sales:
Lasers and other products	30,641	20,396	21,208
Product related service	7,992	11,205	7,676
Skin care centers	1,533	2,318	2,412

Total cost of sales	40,166	33,919	31,296

Gross profit	40,615	27,628	33,476
Operating expenses:
Research and development	4,545	4,644	5,575
Selling, general & administrative	26,584	27,031	24,076
Restructuring charge	—	(693)	1,113

Total operating expenses	31,129	30,982	30,764

Income (loss) from operations	9,486	(3,354)	2,712
Other income (expense):
Interest income	651	547	1,652
Interest expense	(218)	(476)	(437)
Other income (expense), net	(44)	487	33

Total other income	389	558	1,248

Income (loss) before income taxes	9,875	(2,796)	3,960
Provision for (benefit from) income taxes	3,061	(642)	1,433

Net income (loss)	$6,814	$(2,154)	$2,527

Basic earnings (loss) per share	$0.68	$(0.21)	$0.23
Diluted earnings (loss) per share	$0.66	$(0.21)	$0.22

Weighted average shares outstanding	10,042	10,053	10,928
Diluted weighted average shares outstanding	10,323	10,053	11,521
Net income (loss)	$6,814	$(2,154)	$2,527
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	(732)	661	(598)

Comprehensive income (loss)	$6,082	$(1,493)	$1,929

The accompanying notes are an integral part of the financial statements.

CANDELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended June 28, 2003, June 29, 2002 and June 30, 2001

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital			Accumulated Earnings
	Shares	Amount		Shares	Amount			Total
	(in thousands)
Balance July 1, 2000	11,501	$115	$41,924	(280)	$(3,046)	$10,717	$(1,147)	$48,563
Sale of common stock under stock plans	123	1	454					455
Exercise of stock warrants	160	2	1,097					1,099
Treasury stock purchases				(720)	(4,736)			(4,736)
Net income						2,527		2,527
Currency translation adjustment							(934)	(934)
Balance June 30, 2001	11,784	$118	$43,475	(1,000)	$(7,782)	$13,244	$(2,081)	$46,974
Sale of common stock under stock plans	100	1	394	395
Treasury stock purchases				(1,250)	(5,215)			(5,215)
Net loss						(2,154)		(2,154)
Currency translation adjustment							853	853

Balance June 29, 2002	11,884	$119	$43,869	(2,250)	$(12,997)	$11,090	$(1,228)	$40,853
Sale of common stock under stock plans	570	6	3,457	3,463
Exercise of stock warrants	435	4	1,153					1,157
Net income						6,814		6,814
Currency translation adjustment							1,061	1,061

Balance June 28, 2003	12,889	$129	$48,479	(2,250)	$(12,997)	$17,904	$(167)	$53,348

The accompanying notes are an integral part of the financial statements.

CANDELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 28, 2003, June 29, 2002 and June 30, 2001

	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$6,814	$2,154)	$2,527
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	635	549	751
Accretion of imputed interest on stock warrants	475	102	98
Provision for bad debts	(13)	116	60
Provision for restructuring charges	—	(693)	1,113
Provision for impairment of long-lived assets	—	—	640
Provision for deferred taxes	(682)	(115)	(683)
Tax benefit from exercised stock options	(505)	(6)	—
Effect of exchange rate changes on foreign currency denominated assets and liabilities	36	(305)	(110)
Changes in assets and liabilities:
Accounts receivable	(2,278)	(3,443)	713
Notes receivable	179	(54)	414
Inventories	1,763	(1,620)	(2,217)
Other current assets	225	175	135
Other assets	156	305	(1,624)
Accounts payable	97	(1,531)	1,034
Accrued payroll and related expenses	1,620	1,142	(630)
Deferred income	604	87	1,095
Accrued warranty costs	(921)	830	334
Income tax payable	3,713	(999)	(774)
Accrued restructuring charges	(180)	(437)	(467)
Other accrued liabilities	54	669	625

Net cash provided by (used in) operating activities	11,792	(7,382)	3,034
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,183)	(1,058)	(1,612)

Net cash used in investing activities	(1,183)	(1,058)	(1,612)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,620	395	1,554
Repurchases of treasury stock	—	(5,215)	(4,736)
Principal payments of long-term debt	(3,330)	(370)	—
Net borrowings (repayments) on line of credit	(1,114)	50	(14)

Net cash provided by (used in) financing activities	176	(5,140)	(3,196)
Effect of exchange rate changes on cash and cash equivalents	1,552	890	(771)

Net increase (decrease) on cash and cash equivalents	12,337	(12,690)	(2,545)
Cash and cash equivalents, beginning of period	19,628	32,318	34,863

Cash and cash equivalents, end of period	$31,965	$19,628	$32,318

Cash paid during the year for:
Interest	$235	$347	$361
Income taxes	$751	$(68)	$2,287

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

        The Company's fiscal year ends on the Saturday nearest June 30. The years ended June 28, 2003, June 29, 2002 and June 30, 2001 each contain 52 weeks.

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

Cash and Cash Equivalents

        The Company classifies investments purchased with a maturity, at the date of acquisition, of three months or less as cash equivalents. These are valued at cash plus accrued interest, which approximates market value. At June 28, 2003 and June 29, 2002, substantially all cash equivalents were invested in overnight Repurchase Agreements with a major bank.

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

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market, using a standard costing system.

Property and Equipment

        Purchased property and equipment is recorded at cost. Property and equipment purchased under capital lease arrangements is recorded at the lesser of cost or the present value of the minimum lease payments required during the lease period. Laser systems used for testing are capitalized at cost.

Repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

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

Advertising Costs

        Advertising costs are expensed as incurred and are included as a component of selling, general and administrative expenses in the accompanying Statement of Operations. Advertising costs were $798,000, $594,000 and $783,000 for the years ending June 28, 2003, June 29, 2002 and June 30, 2001 respectively.

Foreign Currency Translation

        The activity of the Company's foreign subsidiaries is translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation of the Japanese, Spanish, German, and French subsidiary balance sheets are accumulated as a separate component of stockholders' equity. Net exchange gains (losses) resulting from foreign currency transactions amounted to $(56,000), $661,000 and $111,000 for fiscal 2003, 2002 and 2001, respectively, and are included in Other income (expense).

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

Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. At June 28, 2003, the Company did not hold any foreign currency forward contracts.

        The Company's financial instruments also include cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. These financial instruments are carried at cost, which approximates fair value due to their relative short term to maturity.

Revenue Recognition

        Product sales—The Company recognizes revenue upon shipment of product to customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by SAB No. 101, Revenue Recognition in Financial Statements. Credit is not extended to customers and revenue is not recognized until collectibility is reasonably assured.

        Service—Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period. Revenue from service administered by Candela that is not covered by a service contract is recognized as the services are provided. Amounts received from the sale of gift certificates by Candela Skin Care Centers ("CSCC") are deferred and recognized as revenue when the services are provided.

        Multiple-element arrangements—In certain instances, the Company sells products together with maintenance contracts. The revenue recognized per element is determined by allocating the total sales price to each element, based on the relative fair values.

Product Warranty Costs

        The length of the Company's warranty on end user sales of medical devices is generally one year on parts and labor except on the Vbeam system, which carries a standard three-year warranty. An extended warranty is also available for purchase on all systems and related revenue is included with lasers and other products revenue at the time of sale. Distributor sales generally include a parts warranty only. Estimated future costs for initial product warranties are provided for at the time of sale.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of translation adjustments, which represent the effect of translating assets and liabilities of the Company's foreign subsidiaries. Translation adjustments are shown net of tax of $329,000, $197,000 and $336,000 for fiscal years 2003, 2002 and 2001, respectively.

Earnings (Loss) Per Share

	For the years ended:
	June 28, 2003	June 29, 2002	June 30, 2001
	(in thousands, except per share amounts)
Numerator
Net Income (Loss)	$6,814	$(2,154)	$2,527

Denominator
Basic Earnings (Loss) per Share
Weighted average shares outstanding	10,042	10,053	10,928

Earnings (Loss) per Share	$0.68	$(0.21)	$0.23

Diluted Earnings (Loss) per Share
Weighted average shares outstanding	10,042	10,053	10,928
Effect of dilutive securities:
Stock options	148	—	331
Stock warrants	133	—	262

Adjusted weighted average shares outstanding	10,323	10,053	11,521

Earnings (Loss) per Share	$0.66	$(0.21)	$0.22

        During the years ended June 28, 2003, June 29, 2002 and June 30, 2001, options and warrants to purchase 615,230, 814,858 and 207,811 shares of common stock, respectively, were not included in the computation of diluted earnings loss per share because they would have had an anti-dilutive effect.

Dividends

        The Company currently intends to retain future earnings for use in its business and, therefore, does not expect to pay dividends in the foreseeable future.

Accounting for Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 requires the disclosure of the effects of a company's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" by providing alternative methods of transition to the fair-value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting" to require disclosure of the effects of a company's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. In accordance with SFAS No. 148, the Company has adopted the disclosure-only provision of SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148.

Had compensation cost for the Company's stock plans been determined consistent with SFAS No. 123, the Company's net gain (loss) would have been as follows:

	For the year ended
	June 28, 2003	June 29, 2002	June 30, 2001
	(in thousands, except per share data)
Net Income (loss), as reported	$6,814	$(2,154)	$2,527
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(833)	(1,196)	(790)

Pro forma net income (loss)	$5,981	$(3,350)	$1,737

Earnings (loss) per share
Basic—as reported	$0.68	$(0.21)	$0.23

Basic—pro forma	$0.60	$(0.33)	$0.16

Diluted—as reported	$0.66	$(0.21)	$0.22

Diluted—pro forma	$0.58	$(0.33)	$0.15

        In computing this pro-forma amount the Company has used the Black-Scholes pricing model. The weighted average fair value of the options granted under the Plans in 2003, 2002 and 2001 was $3.95, $3.37 and $4.39 per share, respectively. The weighted average fair value of shares issued under the Employee Stock Purchase Plan for 2003, 2002 and 2001 also calculated using the Black-Scholes pricing model, was $2.58 $2.05 and $3.85 per share, respectively. The following assumptions were used in the Black-Scholes pricing model for options granted in fiscal years 2003, 2002 and 2001:

	2003	2002	2001
risk-free interest rate	4.25%	5.19%	5.63%
estimated volatility	76%	78%	82%
expected life for stock options (yrs)	2.99	3.65	3.55
expected life for stock purchase plan (yrs)	0.5	0.5	0.5
expected dividends	none	none	None

New Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the following pronouncements: SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions. SFAS No. 145 also makes technical corrections to other existing authoritative pronouncements to clarify meanings, or describe their applicability under changed conditions. In compliance with SFAS No. 145, the Company recognized the one-time charge related to the extinguishment of its long-term debt (see Note 5) as a component of other income (expense) rather than as an extraordinary item.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF No. 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses financial accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value, as opposed to the existing standard of recording a liability only when a loss is probable and reasonably estimable according to SFAS No. 5, "Accounting for Contingencies". In accordance with FIN 45, the Company has amended its disclosure related to product warranties. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

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

        The Company depends on a single vendor for Alexandrite rods used to manufacture the GentleLASE. This product accounts for a significant portion of our total revenues.

2.    Inventories

        Inventories consist of the following:

	June 28, 2003	June 29, 2002
	(in thousands)
Raw materials	$4,216	$4,615
Work in process	469	1,037
Finished goods	6,242	6,466

Total inventory	$10,927	$12,118

3.     Property and Equipment

        Property and equipment consist of the following:

	June 28, 2003	June 29, 2002
	(in thousands)
Leasehold improvements	$2,535	$2,459
Office furniture	979	944
Computers, software and other equipment	8,126	7,022

	11,640	10,425
Less accumulated depreciation	7,958	7,269

Property and equipment, net	$3,682	$3,156

4.    Guarantees

        The Company's products generally carry a standard one-year warranty, except for Vbeam products that typically carry a three-year warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. In anticipation of actual warranty claims, the Company amortizes the reserve ratably over the life of the warranty thereby offsetting actual warranty claims incurred. Actual warranty claims incurred and charged to product costs of sales during an interim period may be more or less than the amount of amortized warranty reserve allocated against them. Factors that affect the Company's product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

        The following table reflects changes in the Company's accrued warranty account during the fiscal year ended June 28, 2003:

(in thousands)
Beginning Balance June 29, 2002	$6,705
Plus accruals related to new sales	6,225
Less amortization of prior period accruals	(6,265)

Ending Balance on June 28, 2003	$6,666

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

        The following table reflects changes in the Company's deferred service contract revenue account during the fiscal year ended June 28, 2003:

(in thousands)
Beginning balance June 29, 2002	$3,031
Plus deferral of new service contract sales	2,465
Less recognition of deferred revenue	(2,410)

Ending balance on June 28, 2003	$3,086

        The Company has an agreement (the "Agreement") with an independent leasing company whereby the Company will purchase delinquent leases (the "UNL Provision") relating to Company products purchased by customers and financed through the leasing company. The Company is required to honor the UNL Provision when the leasing company's aggregate losses reach levels specified in the Agreement. The UNL Provision of the Agreement was recently eliminated for any lease initiated after December 31, 2002. Since the inception of the Agreement, the cumulative amounts paid to the leasing company under the UNL Provision have not been significant.

5.    Deferred Income

        Deferred income consists of the following:

	June 28, 2003	June 29, 2002
	(in thousands)
Service contract revenue	$3,086	$3,031
Gift certificate revenue	1,201	1,170
Customer deposits	—	85
Other deferred sales revenue	48	71

Total deferred revenue	$4,335	$4,357
Less current portion	$3,980	4,357

Long term portion of deferred income	$355	$—

6.    Debt, Lease and Other Obligations

Line of Credit

        The Company has a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank's base rate or LIBOR plus 2.25 percent. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of June 28, 2003 and June 29, 2002.

Subordinated Notes

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

        The notes permitted early repayment with a decreasing early redemption premium amount through October 31, 2004. The Company repaid the entire debt on November 8, 2002. As a result of the early repayment, the Company incurred a one-time charge of $677,302 during the fiscal year ended June 28, 2003. This charge represents the unamortized balance of the fair value of common stock warrants issued in conjunction with the original debt issuance ($440,502) and the early redemption premium. The cash paid was calculated as follows:

Outstanding principal balance	$2,960,000
Early redemption premium	236,800
Interest for the period October 1, 2002 to November 8, 2002	30,463

Total	$3,227,263

        In conjunction with the repayment of the notes on November 8, 2002, two of the warrant holders exercised warrants to acquire 435,000 shares of common stock for $1,157,600.

Operating Lease Commitments

        The Company leases several facilities and automobiles under non-cancelable lease arrangements. The facility leases may be adjusted for increases in maintenance and insurance costs above specified levels. In addition, certain facility leases contain escalation provisions based on certain specified criteria, and one lease calls for the payment of additional rent based on a percentage of gross revenues above a base gross sales level for that particular location. These operating leases expire in various years through 2011. These leases may be renewed for periods ranging from one to five years.

        Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at June 28, 2003:

(in thousands)
2004	$1,397
2005	1,044
2006	910
2007	812
2008	568
Thereafter	675

Total minimum lease payments	$5,406

        Total rent expense was approximately $1,100,000, $1,043,000 and $935,000 in fiscal 2003, 2002, and 2001, respectively.

Royalty

        In August 2000, the Company entered into an agreement to amend the license agreement with The University of California whereby in exchange for an exclusivity fee of approximately $1.7 million, which was prepaid in full, Candela obtained exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch, Inc. ("Cool Touch")) in the following fields of use: procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, a subsidiary of New Star Technology, Inc. obtained a license to the DCD on a co-exclusive basis with Candela, in certain narrower fields of use. Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of Candela. Candela is entitled to one-half of all royalty income payable to the Regents from Cool Touch. Under the amended agreement, Candela no longer is required by the Regents to negotiate sublicenses to third parties. However, Candela is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use. The Company recognized royalty expense of $3.4 million and $2.8 million for fiscal 2003 and fiscal 2002, respectively based on the amended license agreement with The University of California. In fiscal 2003, the Company recognized royalty income of $322,000 relating to royalties earned since the August 11, 2000 settlement agreement with the Regents of the University of California and New Star Technology, Inc.

7.    Stockholders' Equity

Stock Plans

1990 Candela Corporation Employee Stock Purchase Plan

        The 1990 Employee Stock Purchase Plan (the "Purchase Plan") provides for the sale of up to 750,000 shares of common stock to eligible employees. The shares are issued at the lesser of 85% of the average market price on the first or last day of semiannual periods. Substantially all full-time employees are eligible to participate in the Purchase Plan. At June 28, 2003 there were 396,621 shares available for sale.

        The following is a summary of shares issued under the Purchase Plan:

	Shares	Range of Price per share
2001	30,885	$4.75
2002	31,994	$3.50
2003	24,862	$4.70—$5.30

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

        The Board of Directors has terminated the granting of options under the 1985 and 1987 Stock Option Plans. Options granted under the 1989 Stock Option Plan become exercisable ratably over two or four years from the date of grant and expire ten years from the date of the grant. Options granted under the 1998 Stock Option Plan become exercisable on the date of grant or in installments, as specified by a Committee established by the Board of Directors, and expire ten years from the date of the grant. The maximum number of shares for which options may be granted under the 1989 Stock Option Plan is 1,500,000 shares. The maximum number of shares for which options may be granted under the 1998 Stock Option Plan was increased from 1,250,000 to 1,650,000 during fiscal 2003.,

1990 and 1993 Candela Corporation Non-Employee Director Stock Option Plans

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

        The following is a summary of stock option activity under the Plans:

	Number of Shares	Option Price	Weighted Avg. Exercise Price per Share
Balance at July 1, 2000	845,438
Granted	473,161	$6.66—$9.25	$7.95
Exercised	(125,101)	$2.13—$5.63	$3.88
Canceled	(78,099)	$2.17—$12.04	$7.10

Balance at June 30, 2001	1,115,399		$6.22
Granted	281,567	$3.50—$6.61	$5.70
Exercised	(83,560)	$2.13—$3.13	$2.25
Canceled	(154,794)	$1.83—$12.04	$5.94

Balance at June 29, 2002	1,158,612	$6.41
Granted	486,016	$5.50—$9.34	$7.19
Exercised	(541,032)	$2.08—$9.25	$5.22
Canceled	(74,635)	$2.13—$9.25	$6.21

Balance at June 28, 2003	1,028,961	$7.42

Options available for grant at June 28, 2003	327,899

        The following table summarizes information about stock options outstanding under the Plans as of June 28, 2003:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.13—$5.50	261,823	6.81	$4.48	224,198	$4.42
$5.63—$6.84	332,107	7.83	$6.62	272,107	$6.70
$7.17—$9.25	124,781	7.73	$8.23	67,281	$8.84
$9.34—$9.34	185,000	9.84	$9.34	—	$—
$12.04—$12.04	125,250	6.55	$12.04	93,938	$12.04

$2.13—$12.04	1,028,961	7.76	$7.42	657,524	$6.94

Reserved Shares

        The Company has reserved 1,783,121 shares of common stock for issuance under its Purchase, Stock Option, Non-Employee Director Plans and warrants.

8.    Income Taxes

        The components of income (loss) before income taxes and the related provision for (benefit from) income taxes consist of the following (in thousands):

	For Years Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Income (loss) before income taxes:
Domestic	$8,233	$(4,029)	$3,350
Foreign	1,642	1,233	610

	$9,875	$(2,796)	$3,960

Provision for (benefit from) income taxes:
Current provision:
Federal	$1,841	$(1,391)	$1,280
State	99	—	336
Foreign	439	864	501

Total current provision for (benefit from) income taxes	2,379	(527)	2,117
Deferred provision (benefit)
Federal	682	(115)	(684)

Total provision for (benefit from) income taxes	$3,061	$(642)	$1,433

        The components of the Company's deferred tax assets consist of the following (in thousands):

	June 28, 2003	June 29, 2002
Warranty reserve	$2,464	$2,618
Inventory valuation reserves	745	714
Restructuring reserve	131	240
Deferred Revenue	479	497
Federal and state tax credit carryforwards	321	518
Bad debt reserve	191	334
Pre-opening expense	257	257
Other	172	264

Deferred tax assets	$4,760	$5,442

        A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	June 28, 2003	June 29, 2002	June 30, 2001
Statutory rate	34%	34%	34%
State income taxes	1%	—	4%
Difference between foreign and US tax rates	(1%)	(16%)	8%
Utilization of research and experimentation credit	—	—	(4%)
Benefit from foreign sales credits	(2%)	4%	(4%)
Increase (utilization) of deferred tax assets	—	—	—
Other	(1%)	1%	(2%)

Effective tax rate	31%	23%	36%

        As of June 28, 2003, the Company has no valuation allowance against the deferred tax asset. In accounting for the deferred tax asset, the Company has relied on historical data to determine the necessity of providing a valuation allowance for this asset. Under the requirements of SFAS No. 109, "Accounting for Income Taxes", Candela believes it is more likely than not that the deferred tax asset would be fully utilized against future income taxes. At June 28, 2003, the Company had available research and development tax credits of approximately $321,000 for state income tax purposes that will begin expiring in fiscal year 2006.

9.    Segment, Geographic and Major Customer Information

        The Company operates principally in two industry segments; the design, manufacture, sale, and service of medical devices and related equipment, and the performance of services in the skin care/health spa industry.

Geographic data

        Geographic information for fiscal 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001
Revenue:
United States	$52,793	$39,515	$40,947
Intercompany	15,865	14,362	14,699

	68,658	53,877	55,646
Europe	11,358	6,854	7,961
Japan	16,630	15,178	15,864

	96,646	75,909	79,471
Elimination	(15,865)	(14,362)	(14,699)

Consolidated total	$80,781	$61,547	$64,772

Income (loss) from operations:
United States	$8,360	$(3,453)	$1,550
Europe	995	(692)	(290)
Japan	556	1,329	982
Elimination	(425)	(538)	470

Consolidated total	$9,486	$(3,354)	$2,712

Geographic identification of long-lived assets:
United States	$3,551	$3,057	$2,623
Europe	131	99	55

Consolidated total	$3,682	$3,156	$2,678

        United States revenue includes export sales to unaffiliated companies located principally in Europe and in the Asia-Pacific region, which approximated $12,908,000, $10,715,000 and $12,252,000 fiscal 2003, 2002 and 2001, respectively.

Line of Business Data

	2003	2002	2001
Revenue:
Product sales and service	$78,651	$58,688	$60,873
Skin care/health spa services	2,130	2,859	3,899

Total Revenue	$80,781	$61,547	$64,772

Income (loss) from operations:
Product sales and service	$10,954	$(2,390)	$5,350
Skin care/health spa services	(1,468)	(964)	(2,638)

Total income (loss) from operations	$9,486	$(3,354)	$2,712

Other income:
Product sales and service	$389	$558	$1,248

Total interest income	$389	$558	$1,248

Depreciation:
Product sales and service	$635	$549	$1,391

Total depreciation	$635	$549	$1,391

Capital expenditures:
Product sales and service	$1,259	$1,058	$1,143

Total capital expenditures	$1,259	$1,058	$1,143

Total assets (net of intercompany accounts):
Product sales and service	$80,501	$67,130	$72,718
Skin care/health spa services	649	764	1,300

Total assets	$81,150	$67,894	$74,018

10.    Employee Benefit Plans

        The Company offers a savings plan which allows eligible U.S. employees to make tax-deferred contributions, a portion of which are matched by the Company. Company contributions vest ratably with three years of employment and amounted to $167,000, $184,000 and $173,000 in fiscal 2003, 2002 and 2001, respectively.

11.    Restructuring Costs and Other Charges

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

        The following table reflects the restructuring charges incurred during fiscal years 2001, 2002 and 2003:

	Scottsdale Payroll & Severance	Scottsdale Fixed Assets	Scottsdale Facility Costs	Scottsdale Total
	(in thousands)
Balance at July 1, 2000	$145	$592	$306	$1,043
Cash charges	(80)	—	(189)	(269)
Non-cash charges	—	(198)	—	(198)
Restructure reserve	113	447	553	1,113

Balance at June 30, 2001	178	841	670	1,689
Cash charges	(60)	—	(185)	(245)
Non-cash charges	—	(192)	—	(192)
Restructure reserve	(6)	(239)	(448)	(693)

Balance at June 29, 2002	112	410	37	559
Cash charges	(62)	—	(12)	(74)
Non-cash charges	—	(106)	—	(106)

Balance at June 28, 2003	$50	$304	$25	$379

        As of June 28, 2003, the payroll and severance costs will be paid through December, 2003, the leasehold improvements will continue to be amortized through the end of the lease in 2006, and the facility costs represent rent to be paid by Candela in each of fiscal years 2004 and 2005.

12.    Legal Proceedings

        During Candela's second fiscal quarter ended December 29, 2001, Candela notified Physicians Sales and Service, Inc. ("PSS"), a division of PSS World Medical, Inc., that Candela was terminating its exclusive Distribution Agreement between Candela and PSS due to PSS's failure to pay outstanding invoices totaling approximately $2.3 million. These invoices arose in connection with Candela's shipment of various units of equipment to PSS pursuant to firm purchase orders received by Candela from PSS. These invoices arose as of June 30, 2001, and were due and payable in full on or before September 30, 2001. After receiving the Notice of Termination from Candela, PSS filed a lawsuit against Candela in Middlesex County Superior Court in Massachusetts as well as a demand for arbitration pursuant to the mandatory arbitration clause in the distribution agreement. Both of PSS's complaints allege breach of contract, a violation of the Massachusetts Unfair Trade Practices Act, breach of the covenant of good faith and fair dealing, promissory estoppel and intentional interference with contractual relations resulting from

        On March 6, 2003, the Company obtained a favorable decision in its arbitration proceeding against PSS. The arbitration panel made an interim award to the Company of $2,200,000 for unpaid amounts previously invoiced, which the Company earlier reported as revenue. This amount was net of $150,000 separately awarded to PSS. The decision also included payment to the Company of $396,000 of interest on the outstanding balance owed to the Company. As a result of this decision, the Company recognized an increase in interest income of $396,000 and a decrease in accounts receivable of $2,200,000. The arbitration panel also awarded the Company its attorneys' fees and expenses, as well as the costs of arbitration. This interim decision was finalized on May 28, 2003 when the arbitration panel confirmed the terms of its interim award and in addition awarded the Company its reasonable attorneys' fees and expenses, as well as the costs of arbitration, in the amount of $573,000, which was paid to Candela on June 23, 2003. The Middlesex Superior Court confirmed the award of the arbitrators on July 1, 2003.

        From time to time, Candela is a party to various legal proceedings incidental to its business. Apart from any possible adverse outcome in the PSS arbitration, Candela believes that none of the legal proceedings which are presently pending will have a material adverse effect upon our financial position, results of operations or liquidity.

13.    Asset Acquisition

        On January 8, 2003, the Company acquired substantially all of the assets of Applied Optronics, the diode division of Schwartz Electro-Optics, Inc., for approximately $1,200,000 in cash. Applied Optronics was a leading manufacturer of high-powered, pulsed and CW lasers, and was a component supplier to the OEM market that serves a variety of industries including the military, medical, industrial, research and robotics fields. Applied Optronics was the lead supplier of the diodes for the Company's Smoothbeam diode laser system. In accordance with SFAS No. 141 "Business Combinations," the Company records acquisitions under the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values.

        The asset acquisition consisted primarily of fixed assets, including production and office equipment, and inventory located at the division's facility in New Jersey. The acquisition increased the Company's net Property and Equipment by approximately $800,000 and Inventory by approximately $400,000. For the period from January 8, 2003 to June 28, 2003, the Applied Optronics operation generated approximately $1,196,000 in revenue from diode sales to third-party customers.

14.    Subsequent Event

        On September 24, 2003 management initiated a plan to close its only remaining skin care center, subject to approval of the Board of Directors. The closure will be accounted for as a discontinued operation in accordance with APB 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

Transactions" and SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities". As a result, in the fiscal quarter ended September 27, 2003 the Company will record a $2,278,000 charge for the accrual of $3,000,000 of future occupancy costs and $350,000 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,072,000. In addition, all prior period financial statements will be restated to reflect skin care centers operations as discontinued.

15.    Quarterly Results of Operations (unaudited)

	Quarter
2002
	First	Second	Third	Fourth
Revenues	$10,380	$14,156	$16,147	$20,864
Gross profit	4,749	6,112	7,349	9,418
Net income (loss)	(1,231)	(1,161)	(291)	529
Earnings (loss) per common share
Basic earnings (loss) per share	$(0.11)	$(0.11)	$(0.04)	$0.05
Diluted earnings (loss) per share	$(0.11)	$(0.11)	$(0.04)	$0.05
	Quarter
2003
	First	Second	Third	Fourth
Revenues	$13,803	$18,566	$21,987	$26,425
Gross profit	6,778	9,112	11,185	13,540
Net income	735	470	2,620	2,989
Earnings per common share
Basic earnings per share	$0.08	$0.05	$0.26	$0.29
Diluted earnings per share	$0.08	$0.05	$0.25	$0.28

SCHEDULE II

CANDELA CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended June 28, 2003, June 29, 2002 and June 30, 2001

Description	COLUMN A Balance at Beginning of Period	COLUMN B Additions Charged to Income	COLUMN C Deductions from Reserves	COLUMN D Balance at End of Period
Reserves deducted from assets to which they apply (in thousands):
Allowance for doubtful accounts:
Year ended June 28, 2003	$981	$620	$631	$970
Year ended June 29, 2002	$901	$449	$369	$981
Year ended June 30, 2001	$1,207	$60	$366	$901

EXHIBIT INDEX

21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Auditors
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.
  Item 6. Selected Consolidated Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
PART III
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
AMOUNT OF BENEFICIAL OWNERSHIP(1)
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
Report of Independent Auditors
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Consolidated Financial Statements
SCHEDULE II