Form 10-Q
period 2003-09-27
CANDELA CORP /DE/
filed 2003-11-12
CIK 793279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2003.

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2003
Common Stock, $.01 par value	10,898,914

CANDELA CORPORATION

Part I.  Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 27, 2003	June 28, 2003
		(Restated)
Assets

Current assets:
Cash and cash equivalents	$30,146	$31,870
Accounts receivable, net	26,065	26,572
Notes receivable	1,198	1,086
Inventories, net	12,033	10,834
Other current assets	947	658
Total current assets	70,389	71,020
Property and equipment, net	3,170	3,327
Deferred tax assets	5,032	4,760
Prepaid licenses	1,184	1,228
Other assets	172	166
Total assets	$79,947	$80,501

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,185	$5,271
Accrued payroll and related expenses	2,762	4,656
Accrued warranty costs	4,022	3,628
Income taxes payable	1,746	3,528
Other accrued liabilities	3,141	2,755
Deferred income	2,866	2,779
Current liabilities of discontinued operations	1,975	1,095
Total current liabilities	21,697	23,712
Other long-term liabilities	2,593	3,393
Long-term liabilities of discontinued operations	2,536	48
Total liabilities	26,826	27,153

Stockholders’ equity:
Common stock	130	129
Additional paid-in capital	49,008	48,479
Accumulated earnings	17,300	17,904
Treasury stock, at cost	(12,997)	(12,997)
Accumulated other comprehensive loss	(320)	(167)
Total stockholders’ equity	53,121	53,348
Total liabilities and stockholders’ equity	$79,947	$80,501

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended:
	September 27, 2003	September 28, 2002
		(Restated)
Revenue
Lasers and other products	$15,357	$10,488
Product-related service	3,329	2,757
Total revenue	18,686	13,245

Cost of sales
Lasers and other products	7,630	4,605
Product-related service	1,743	1,996
Total cost of sales	9,373	6,601

Gross profit	9,313	6,644

Operating expenses:
Selling, general and administrative	5,403	4,610
Research and development	1,076	866
Total operating expenses	6,479	5,476

Income from operations	2,834	1,168

Other income (expense):
Interest income	79	75
Interest expense	(4)	(106)
Other income ,net	32	342
Total other income, net	107	311

Income from continuing operations before income taxes	2,941	1,479

Provision for income taxes	1,152	532

Income from continuing operations	1,789	947

Discontinued operations:
Loss from discontinued Skin Care Center operations of $473 and $331, less income tax benefit of $175 and $119, respectively	(298)	(212)
Loss on closure of Skin Care Center, of $3,348 less income tax benefit of $1,253	(2,095)	—
	(2,393)	(212)

Net (loss) income	$(604)	$735
Net income (loss) per share of common stock:
Basic:
Income from continuing operations	$0.17	$0.10
Loss from discontinued operations	(0.23)	(0.02)
Net (loss) income	$(0.06)	$0.08
Diluted:
Income from continuing operations	$0.16	$0.10
Loss from discontinued operations	(0.21)	(0.02)
Net (loss) income	$(0.05)	$0.08

Weighted average shares outstanding	10,694	9,644
Adjusted weighted average shares outstanding	11,094	9,782

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended:
	September 27, 2003	September 28, 2002
		(Restated)
Cash flows from operating activities:
Net (loss) income	$(604)	$735
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Provision for the disposal of discontinued operations	2,095	—
Depreciation and amortization	159	201
Provision for bad debts	(28)	26
Effect of exchange rate changes on foreign currency denominated assets and liabilities	9	(32)
Accretion of debt discount	—	(5)
Increase (decrease) in cash from working capital:
Accounts receivable	(21)	2,974
Notes receivable	(16)	599
Inventories	(1,027)	(1,287)
Other current assets	(272)	(510)
Other assets	62	42
Accounts payable	60	(2,566)
Accrued payroll and related expenses	(1,935)	(759)
Deferred revenue	42	(758)
Accrued warranty costs	392	(130)
Income taxes payable	(711)	509
Long-term portion of deferred revenue	(795)	(4)
Loss from discontinued operations	298	212
Other accrued liabilities	324	(378)
Net cash used for operating activities	(1,968)	(1,131)

Cash flows from investing activities:
Purchases of property and equipment	(17)	(55)
Net cash used for investing activities	(17)	(55)

Cash flows from financing activities:
Principal payments of long-term debt	—	(185)
Proceeds from the issuance of common stock	531	70
Net cash provided by (used for) financing activities	531	(115)

Effect of exchange rates on cash and cash equivalents	(270)	72

Net decrease in cash and cash equivalents	(1,724)	(1,229)
Cash and cash equivalents at beginning of period	31,870	19,657
Cash and cash equivalents at end of period	$30,146	$18,428

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

1.                   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the “Company”) for fiscal year 2003, which should be read in conjunction with these financial statements.  The financial information included herein is unaudited, with the exception of the condensed consolidated balance sheet as of June 28, 2003, which was derived from the audited consolidated balance sheet dated June 28, 2003.  However, in the opinion of management, the statements include all necessary adjustments, consisting of normal recurring accruals, for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company’s Annual Report on Form 10-K. The results for the three month period ended September 27, 2003 are not necessarily indicative of the results to be expected for the full year.

2.                   Discontinued Operations

On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure is accounted for as a discontinued operation in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, in the fiscal quarter ended September 27, 2003 the Company has recorded a $2,095 charge for the accrual of $3,000 of future occupancy costs, primarily relating to future lease payments for the Boston facility, and $348 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,253. Approximately 45 positions have been eliminated as a result of this restructuring plan, of which 43 employees have been terminated as of September 27, 2003. In addition, all prior period financial statements have been restated to reflect skin care centers operations as discontinued.

Prior to fiscal 2002, the Company recorded combined restructuring charges of $3,721 resulting from management’s decision to close the skin care center located in Scottsdale, Arizona. During the three month-period ended December 29, 2001, the Company secured a sublease for the Scottsdale facility.  The sublessee commenced making payments to the landlord on behalf of the Company on April 1, 2002.

As a result of the sublease, the Company revised the estimate of future costs associated with the Scottsdale facility and, in the quarter ended March 30, 2002, reversed $693,000 of the restructuring reserve which represents primarily the amount of future contractual sublease payments as well as revisions to the net realizable value of certain leasehold improvements.

The following table reflects the combined restructuring charges incurred in the most recent quarter (in thousands):

(in thousands)	Payroll and Severance	Leasehold Improvements and Fixed Assets	Facility Costs	Total
Balance at June 28, 2003	$50	$304	$25	$379
Reduction of reserve due to cash payments	(19)			(19)
Non-cash amortization relating to the Scottsdale reserve	(17)	(26)		(43)
Additions to reserve due to the closure of the Boston Facility	139	124	3,085	3,348
Balance at September 27, 2003	$153	$402	$3,110	$3,665

For the quarter ended September 27, 2003, the Company accrued $3,348 of costs anticipated for the closing of the remaining spa center. Additionally, the reserve was reduced by $62 in costs associated with the Scottsdale facility.

2.                   Discontinued Operations, continued

Revenue for discontinued operations for the three months ended September 27, 2003 and September 28, 2002, was $415, and $558, respectively. The net liability at September 27, 2003 of $4,511 consists primarily of the restructuring reserve of $3,665, and deferred gift certificate revenue of $1,169. The net liability at June 28, 2003 of $1,143 consists primarily of deferred gift certificate revenue of $1,201, and the restructuring reserve of $379, partially offset by cash deposits of $96 and inventory of $93.

3.                   Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 requires the disclosure of the effects of a company’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” by providing alternative methods of transition to the fair-value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting” to require disclosure of the effects of a company’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. In accordance with SFAS No. 148, the Company has adopted the disclosure-only provision of SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148.

Had compensation cost for the Company’s stock plans been determined consistent with SFAS No. 123, the Company’s net gain (loss) would have been as follows:

	For the three months ended:
(in thousands, except share and per share data)	September 27, 2003	September 28, 2002

Net (loss) income, as reported	$(604)	$735

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects Stock options	(363)	(332)

Pro forma net income (loss)	$(967)	403
Earnings (loss) per share:
Basic—as reported	$(0.06)	$0.08
Basic—pro forma	$(0.09)	$0.04
Diluted—as reported	$(0.05)	$0.08
Diluted—pro forma	$(0.09)	$0.04

In computing this pro-forma amount the Company has used the Black-Scholes pricing model using the following assumptions for options granted in fiscal years 2004 and 2003:

	2004	2003
Risk-free interest rate	4.25%	4.25%
Estimated volatility	76%	78%
Expected life for stock options (yrs)	2.99	3.65
Expected life for stock purchase plan (yrs)	0.5	0.5
Expected dividends	—	—

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

	For the three months ended:
(in thousands, except share and per share data)	September 27, 2003	September 28, 2002

Basic shares used in the calculation of earnings per share	10,694	9,644

Effect of dilutive securities:
Stock options	375	68
Stock warrants	25	70

Diluted shares used in the calculation of earnings per share	11,094	9,782

Per share effect of dilutive securities on income from continuing operations	$0.01	$0.0

Per share effect of dilutive securities on net income	$0.01	$0.0

During the three month period ended September 27, 2003 all options to purchase shares of common stock were included in the computation of diluted earnings per share. During the three month period ended September 28, 2002, 381,264 options to purchase shares of common stock were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the common stock for the period.

5.                   Comprehensive Income (Loss)

Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity.

	For the three months ended:
(in thousands)	September 27, 2003	September 28, 2002

Net (loss) income	$(604)	$735
Foreign currency translation adjustment	(153)	8
Total comprehensive (loss) income	$(757)	$743

6.                   Inventories

(in thousands)	September 27, 2003	June 28, 2003
		(restated)

Raw materials	$4,284	$4,123
Work in process	533	469
Finished goods	7,216	6,242
	$12,033	$10,834

7.                   Segment Information

The Company operates principally in one industry segment: the design, manufacture, sale, and service of medical devices and related equipment. The results in this segment have been presented in the Consolidated Statements of Operations for the appropriate periods.

8.                   Guarantees

The Company’s products generally carry a standard one-year warranty, except for Vbeam products which typically carry a three-year warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. In anticipation of actual warranty claims, the Company amortizes the reserve ratably over the life of the warranty, thereby offsetting actual warranty claims incurred. Actual warranty claims incurred and charged to product costs of sales during an interim period may be more or less than the amount of amortized warranty reserve allocated against them. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the three-month period ended September 27, 2003:

(in thousands)
Beginning Balance June 28, 2003	$6,666
Plus accruals related to new sales	1,226
Less amortization of prior period accruals	(1,271)
Ending Balance on September 27, 2003	$6,621

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

The following table reflects changes in the Company’s deferred revenue account during the three-month period ended September 27, 2003:

(in thousands)
Beginning balance June 28, 2003	$3,086
Plus deferral of new service contract sales	1,558
Less recognition of deferred revenue	(1,778)
Ending balance on September 27, 2003	$2,866

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

9.                   Asset Acquisition

On January 8, 2003, the Company acquired substantially all of the assets of Applied Optronics, the diode division of Schwartz Electro-Optics, Inc., for approximately $1,200 in cash. Applied Optronics was a leading manufacturer of high-powered, pulsed and CW lasers, and was a component supplier to the OEM market that serves a variety of industries including the military, medical, industrial, research and robotics fields. Applied Optronics was the lead supplier of the diodes for the Company’s Smoothbeam™ diode laser system. In accordance with SFAS No. 141 “Business Combinations,” the Company records acquisitions under the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values.

The asset acquisition consisted primarily of fixed assets, including production and office equipment, and inventory located at the division’s facility in New Jersey. The acquisition increased the Company’s net Property and Equipment by approximately $800 and Inventory by approximately $400. For the period from June 29, 2003 to September 27, 2003, the Applied Optronics operation generated approximately $145 in revenue from diode sales to third-party customers.

CANDELA CORPORATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We research, develop, manufacture, market and service lasers used to perform aesthetic and cosmetic procedures. We sell our lasers principally to medical practitioners.  We market our products directly and through a network of distributors to end-users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists and general and vascular surgeons.   We derive our revenue from:  the sales of lasers and other products; the provision of product-related services; and the sale of diodes to other manufacturers.  Over half of our revenue in recent periods has come from international sales.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies, restructurings and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Annual Report on Form 10-K of the Company for fiscal year 2003.

Results of Operations

Revenue.

Revenue source by geography is reflected in the following table:

	Three months ended:
(in thousands)	September 27, 2003		September 28, 2002		Change

US revenue	$7,852	42%	$5,556	42%	$2,296	41%
Foreign revenue	10,834	58%	7,689	58%	3,145	41%

Total revenue	$18,686	100%	$13,245	100%	$5,441	41%

Revenue increased by $5,441, or 41% during the three month period ended September 27, 2003, compared to the three month period ended September 28, 2002, due primarily to an increase in the worldwide demand for the Company’s technology related to the volume increase in our GentleLase of $3,012, smoothbeam of $872 and service related revenue of $572. US revenue increased $2,296, or 41%, while overseas revenue increased $3,145, or 41%.

Revenue source by type is reflected in the following table:

	Three months ended
(in thousands)	September 27, 2003		September 28, 2002		Change
Revenue
Lasers and other products	$15,357	82%	$10,488	79%	$4,869	46%
Product-related service	3,329	18%	2,757	21%	572	21%

Total revenue	$18,686	100%	$13,245	100%	$5,441	41%

The increase in laser product revenue for the three month period ended September 27, 2003, compared to the three month period ended September 28, 2002, resulted from an increase in the sales volume of both our GentleLase™ and Smoothbeam™ product lines. The GentleLase™ contributed approximately $3,012, and the Smoothbeam™ contributed approximately $872 to this increase in revenue. Product related service increased $572 during the quarter due to more service related contracts.

Gross Profit.  Gross profit was $9,313 or 50% of revenues for the three month period ended September 27, 2003, compared to gross profit of $6,644 or 50% for the same period one year earlier. This increase in gross profit results principally from the increase in sales volume of both our GentleLase™ and Smoothbeam™ product lines.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased from $4,610 in the three month period September 28, 2002, to $5,403 for the three month period ending September 27, 2003. This increase was primarily due to increased legal and accounting fees of approximately $300, and higher commission payments and employee-related expenses of $360 as compared to the year-earlier figures.

Research and Development Expense.   Research and development spending increased from $866 for the three-month period ended September 28, 2002 to $1,076 for the three-month period ended September 27, 2003 due primarily to an increased number of active programs.

Other Income/Expense.  Net other income was $107 for the three months ended September 27, 2003, compared to income of $311 for the three months ended September 28, 2002.  This decrease in other income resulted from the absence of a Q1, 2003 royalty payment of $322 offset by a decrease in interest expense of approximately $100.  The royalty payment related to royalties earned since August 2000 from the Company’s August 11, 2000 settlement agreement with the Regents of the University of California and New Star Technology, Inc.  No further receipts are due under this agreement at the present time.

Income Taxes. The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company.  We recorded a 31.5% tax benefit for the period ended September 27, 2003, compared to the three month period ended September 28, 2002, in which we recorded a 36% tax rate.   The provision for income taxes for the three months ended September 27, 2003, differs from the U.S. statutory rate as a result of a tax provision calculated for income generated in Japan and Spain at rates in excess of the U.S. statutory rate and a benefit for the deduction related to the extraterritorial income exclusion.  The provision for income taxes at a 31.5% rate for the three month period ending September 27, 2003, differs from the provision for income taxes at a 36% rate for the three month period ended September 28, 2002, primarily due to an increase in net income derived from European operations and a net decrease in income derived from operations in Japan.

Discontinued Operations

During the quarter, the Company permanently closed its only remaining skin care center, which was located in Boston. The closure of the Boston spa, together with the earlier closing of the Company’s Scottsdale, Arizona spa, and the associated cessation of this line of business, is accounted for as discontinued operations. As a result of the closure of the Boston Skin care center, in the fiscal quarter ended September 27, 2003, the Company recorded a $2,095 charge for the accrual of $3,000 of future occupancy costs and $348 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,253. In addition, both the financial statements for the three months ended September 27, 2003 and all prior financial statements have been restated to reflect skin care center operations as discontinued. While the building landlord has given the Company written notice that it believes the Company is in default under the lease, the Company has indicated that it plans to honor all of its obligations under the lease. The Company believes that the size of the accrual that it has established is sufficient to cover all future leasehold expenses for the remainder of the lease term. Leasehold expenses could potentially be mitigated if the landlord elects to relet or sublease the property.

Liquidity and Capital Resources

Cash used by operating activities amounted to $1,968 for the three months ended September 27, 2003, in comparison to cash used by operating activities in the amount of $1,131 for the same period one year earlier. This increase in cash used for the three-month period ended September 27, 2003 compared to the same period a year earlier primarily reflects the payment of income taxes during the current year.  Cash used by investing activities totaled $17 for the three months ended September 27, 2003, compared to $55 for the same period in the prior year.  This change reflects less cash used to support the Oracle software implementation. Cash provided by for financing activities amounted to $531 in comparison to cash used of $115 for the same period a year earlier.  The change in cash provided by financing primarily reflects net proceeds from the issuance of stock coupled with the absence of long-term debt during the current year.

On November 8, 2002, we paid in full the outstanding principal and accrued interest of our 9.75% subordinated notes (the “Notes”) totaling $2,990,463 plus an early redemption premium of $236,800. As a result of the payment, the Company will have no future principal or interest payments relating to the Notes.

Outstanding contractual obligations of the Company are reflected in the following table:

(in thousands)

	Total	Year 1	Year 2	Year 3	Thereafter
Operating leases	$4,988	$1,214	$1,054	$915	$1,805

We also maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate, or LIBOR plus 2.25%.  Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed.  The line of credit is unsecured.  The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock.  No amounts were outstanding under the line of credit as of September 27, 2003.

We believe that cash balances will be sufficient to meet anticipated cash requirements for the next twelve months.  However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, when such capital becomes required.

Cautionary Statements

This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements concerning the future of the industry, product development, business strategy (including the possibility of future acquisitions), anticipated operational and capital expenditure levels, continued acceptance and growth of our products, and dependence on significant customers and suppliers.  This Quarterly Report on Form 10-Q contains forward-looking statements that we have made based on our current expectations, estimates and projections about our industry, operations, and prospects, not historical facts. We have made these forward-looking statements pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “intend”, “continue” or other similar expressions.  These statements discuss future expectations, and may contain projections of results of operations or of financial condition or state other forward-looking information.  These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Cautionary Statements” in our annual report filed on Form 10-K dated June 28, 2003, as well as other risks and uncertainties referenced in this Quarterly Report.  These risks include, but are not limited to, the following:

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

As of September 27, 2003, our cash balances are exposed to interest rate risk.  We are exposed to foreign currency risk due to accounts receivable from our foreign subsidiaries.

We have cash equivalents that primarily consist of commercial paper, overnight repurchase agreements and money market accounts.  We believe that any near term changes in interest rates will be immaterial to any potential losses in future earnings, cash flow and fair values.

Candela has foreign subsidiaries in Japan, Spain, France and Germany and is exposed to movements in the exchange rate between the Euro, Japanese Yen and the U.S. Dollar.  Sales from the United States direct to customers or distributors in foreign countries are invoiced in U.S. dollars and are not exposed to foreign currency risk.  From time to time, we enter into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies.  However, we do not engage in foreign currency speculation.  On September 27, 2003, we did not hold any open foreign currency contracts.

Item 4 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of September 27, 2003 (the “Evaluation Date”).  Based on that evaluation, members of our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report the information required to be included in this quarterly report within the required time period.

Management has taken notice, however, of certain complications we encountered in the process of entering data while implementing a new accounting software system during calendar year 2003 and transitioning from the Company’s prior accounting system. Management has discussed the implementation complications with both the Audit Committee of the Board of Directors of the Company as well as the Company’s independent auditors. The Company’s independent auditors have concluded that the complications encountered with the implementation indicate the existence of a material weakness in internal control. Nevertheless, management believes that despite these implementation issues and the related weakness in internal control, our financial statements and related disclosures, as filed to date, present fairly, in all material respects, our financial condition and results of operations for the respective periods. We also believe that this weakness has not adversely affected our ability to report, in a timely manner, material information required to be included in our periodic filings with the Securities and Exchange Commission. We believe as well that we have taken the steps necessary to prevent such data entry issues from occurring in the future.

(b) Changes in internal controls. Except for implementing additional controls to address the data entry implementation complications discussed above, there have been no changes in our internal controls during our first fiscal quarter that have materially affected, or are reasonably likely to affect, our internal controls.

CANDELA CORPORATION

Part II.  Other Information

Item 1 - Legal Proceedings

From time to time, we are a party to various legal proceedings incidental to our business. We believe that none of the legal proceedings which are presently pending will have a material adverse effect upon our financial position, results of operations, or liquidity.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit 31.1	Rule 13A-14(a)/15d-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13A-14(a)/15d-14(a) Certification of the Chief Financial Officer

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

On October 28, 2003, Candela Corporation announced its financial results for the first quarter 2004.  A copy of Candela Corporation’s first quarter results are attached to the filing as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDELA CORPORATION
Registrant

Date:	November 10, 2003	/s/ Gerard E. Puorro
Gerard E. Puorro
(President and Chief Executive Officer)

Date:	November 10, 2003	/s/ F. Paul Broyer
F. Paul Broyer
(Senior Vice President, Finance and Administration and Chief Financial Officer)