Form 10-Q
period 2003-12-27
CANDELA CORP /DE/
filed 2004-02-09
CIK 793279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 2003.

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2004
Common Stock, $.01 par value per share	11,139,925

CANDELA CORPORATION

Index

			Page
Part I.	Financial Information:

	Item 1.	Financial Statements

		Unaudited Condensed Consolidated Balance Sheets as of December 27, 2003 and June 28, 2003	3

		Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended December 27, 2003 and December 28, 2002, and for the six-month periods ended December 27, 2003 and December 28, 2002	4

		Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended December 27, 2003 and December 28, 2002	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-12

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	19

	Item 4.	Controls and Procedures	19

Part II.	Other Information:

	Item 1.	Legal proceedings	20

	Item 6.	Exhibits and Reports on Form 8-K	20

	Signatures

	Index to Exhibits

Part I.  Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 27, 2003	June 28, 2003
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$32,397	$31,870
Accounts receivable, net	29,299	26,572
Notes receivable	876	1,086
Inventories, net	14,012	10,834
Other current assets	1,329	658
Total current assets	77,913	71,020
Property and equipment, net	3,082	3,327
Deferred tax assets	5,304	4,760
Prepaid licenses	1,142	1,228
Other assets	204	166
Total assets	$87,645	$80,501

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,162	$5,271
Accrued payroll and related expenses	3,129	4,656
Accrued warranty costs	4,486	3,628
Income taxes payable	2,106	3,528
Other accrued liabilities	3,897	2,755
Deferred income	2,939	2,779
Current liabilities of discontinued operations	1,394	1,095
Total current liabilities	24,113	23,712
Other long-term liabilities	2,650	3,393
Long-term liabilities of discontinued operations	2,565	48
Total liabilities	29,328	27,153

Stockholders’ equity:
Common stock	133	129
Additional paid-in capital	50,909	48,479
Accumulated earnings	19,741	17,904
Treasury stock, at cost	(12,997)	(12,997)
Accumulated other comprehensive income (loss)	531	(167)
Total stockholders’ equity	58,317	53,348
Total liabilities and stockholders’ equity	$87,645	$80,501

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended:		For the six months ended:
	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002
		(Restated)		(Restated)
Revenue
Lasers and other products	$19,906	$14,912	$35,260	$25,400
Product-related service	3,992	3,116	7,324	5,872
Total revenue	23,898	18,028	42,584	31,272
Cost of sales
Lasers and other products	9,527	6,772	17,156	11,373
Product-related service	2,124	2,291	3,869	4,290
Total cost of sales	11,651	9,063	21,025	15,663

Gross profit	12,247	8,965	21,559	15,609
Operating expenses:
Selling, general and administrative	7,818	6,014	13,221	10,624
Research and development	1,415	1,086	2,491	1,952
Total operating expenses	9,233	7,100	15,712	12,576

Income from operations	3,014	1,865	5,847	3,033
Other income (expense):
Interest income	76	60	155	134
Interest expense	(4)	(73)	(8)	(179)
Other income, net	379	(623)	412	(281)
Total other income (expense)	451	(636)	559	(326)

Income from continuing operations before income taxes	3,465	1,229	6,406	2,707

Provision for income taxes	1,024	423	2,176	941

Income from continuing operations	2,441	806	4,230	1,766
Discontinued operations:
Loss from discontinued Skin Care Center operations of $0, $495, $473, and $826 less income tax benefit of $0 and $159, $175, and $264, respectively	—	(336)	(298)	(562)
Loss on closure of skin care center of $3,348 less income tax benefit of $1,253	—	—	(2,095)	—
Net income	$2,441	$470	$1,837	$1,204
Net income (loss) per share of common stock
Basic:
Income from continuing operations	$.22	$.08	$.39	$.18
Loss from discontinued operations	—	(.03)	(.22)	(.06)
Net income	$.22	$.05	$.17	$.12
Diluted:
Income from continuing operations	$.22	$.08	$.38	$.18
Loss from discontinued operations	—	(.03)	(.22)	(.06)
Net income	$.22	$.05	$.16	$.12

Basic weighted average shares outstanding	10,869	9,877	10,782	9,760
Diluted weighted average shares outstanding	11,288	10,004	11,190	9,859

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended:
	December 27, 2003	December 28, 2002
		(Restated)
Cash flows from operating activities:
Net income	$1,837	$1,204
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for disposal of discontinued operations	2,095	—
Depreciation and amortization	253	403
Provision for bad debts	111	(43)
Effect of exchange rate changes on foreign currency denominated assets and liabilities	25	2
Accretion of debt discount	—	475
Increase (decrease) in cash from working capital:
Accounts receivable	(2,220)	1,735
Notes receivable	348	686
Inventories	(2,572)	(107)
Other current assets	(613)	(389)
Other assets	(80)	91
Accounts payable	(501)	(3,231)
Accrued payroll and related expenses	(1,593)	(770)
Deferred revenue	59	(661)
Accrued warranty costs	801	(50)
Income taxes payable	(717)	811
Long term portion of deferred revenue	(760)	59
Loss from discontinued operations	298	826
Other accrued liabilities	1,048	230
Net cash (used for) provided by operating activities	(2,181)	1,271

Cash flows from investing activities:
Purchases of property and equipment	(88)	(70)
Net cash used for investing activities	(88)	(70)

Cash flows from financing activities:
Principal payments of long-term debt	—	(3,433)
Proceeds from the issuance of common stock	2,434	1,368
Net cash provided by (used for) financing activities	2,434	(2,065)

Effect of exchange rates on cash and cash equivalents	362	272

Net increase (decrease) in cash and cash equivalents	527	(592)
Cash and cash equivalents at beginning of period	$31,870	$19,657
Cash and cash equivalents at end of period	$32,397	$19,065

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Candela Corporation

Notes to Condensed Consolidated Financial Statements

1.                   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the “Company”, or “Candela”) for fiscal year 2003, which should be read in conjunction with these financial statements.  The financial information included herein is unaudited, with the exception of the condensed consolidated balance sheet as of June 28, 2003, which was derived from the audited consolidated balance sheet dated June 28, 2003.  However, in the opinion of management, the financial statements include all necessary adjustments, consisting of normal recurring accruals, for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company’s Annual Report on Form 10-K. The results for the three and six month periods ended December 27, 2003 are not necessarily indicative of the results to be expected for the full year.

2.                   Discontinued Operations

On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure is accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, in the fiscal quarter ended September 27, 2003, the Company recorded a $2,095 charge for the accrual of $3,000 of future occupancy costs, primarily relating to future lease payments for the Boston facility, and $348 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,253. Approximately 45 positions have been eliminated as a result of this restructuring plan, and 43 employees have been terminated as of December 27, 2003. In addition, all prior period financial statements have been restated to reflect skin care centers operations as discontinued.

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

The following table reflects the combined restructuring charges incurred in the six month period ended December 27, 2003:

(in thousands)	Payroll and Severance	Leasehold Improvements and Fixed Assets	Facility Costs	Total
Balance at June 28, 2003	$50	$304	$25	$379
Reduction of reserve due to cash payments	(170)	(123)	(58)	(351)
Non-cash amortization relating to the Scottsdale reserve	(17)	(53)	—	(70)
Additions to reserve due to the closure of the Boston facility	139	124	3,085	3,348
Balance at December 27, 2003	$2	$252	$3,052	$3,306

2.                   Discontinued Operations, continued

At December 27, 2003, the discontinued segment had a net liability of approximately $3,959 consisting primarily of the aforementioned reserve of $3,306 and deferred gift certificate revenue of $932 partially offset by fixed assets of approximately $292.  Revenues for discontinued operations were $0 and $538 for the quarters ended December 27, 2003 and December 28, 2002, respectively, and $413 and $1,096 for the six month periods ended December 27, 2003 and December 28, 2002, respectively.

3.                   Stock-based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary change to the recognition of the cost of the options in the statement of operations. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on the Company’s consolidated financial statements; however, the Company has modified its disclosures as provided for in the new standard.

The Company follows the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. Candela has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of Candela common stock at the date of grant, thereby resulting in no recognition of compensation expense by Candela. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

3.                   Stock-based Compensation, continued

Had compensation cost for Candela’s stock option plans been determined based on the fair value method set forth in FAS 123, Candela’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	For the three months ended:		For the six months ended:
(in thousands, excepts per share data)	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002

Net income , as reported	$2,441	$470	$1,837	$1,204

Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—

Deduct: total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	(401)	—	(775)	(413)

Pro forma net income	$2,040	$470	$1,062	$791
Net income per share of common stock
Basic - as reported	$0.22	$0.05	$0.17	$0.12
Basic - pro forma	$0.19	$0.05	$0.10	$0.08
Diluted - as reported	$0.22	$0.05	$0.16	$0.12
Diluted - pro forma	$0.18	$0.05	$0.09	$0.08

In computing this pro-forma amount, the Company has used the Black-Scholes pricing model using the following assumptions for options granted in fiscal years 2004 and 2003:

	2004	2003
Risk-free interest rate	4.25%	4.25%
Estimated volatility	76%	76%
Expected life for stock options (yrs)	2.99	3.65
Expected life for stock purchase plan (yrs)	0.5	0.5
Expected dividends	—	—

4.                   Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator.

4.                   Earnings Per Share, continued

Common stock equivalents include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

	For the three months ended:		For the six months ended:
(in thousands, excepts per share data)	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002

Basic shares used in the calculation of earnings per share	10,869	9,877	10,782	9,760

Effect of dilutive securities:
Stock options	393	111	383	84
Stock warrants	26	16	25	15

Diluted shares used in the calculation of earnings per share	11,288	10,004	11,190	9,859

Per share effect of dilutive securities on income from continuing operations	—	—	$.01	—

Per share effect of dilutive securities on net income	—	—	$.01	—

During the three and six month periods ended December 27, 2003, all options to purchase shares of common stock were included in the computation of diluted earnings per share. During the three and six month periods ended December 28, 2002, options to purchase 927 and 677 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the common stock for the period.

5.                   Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity.

	For the three months ended:		For the six months ended:
(in thousands)	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002
Net income	$2,441	$470	$1,837	$1,204
Foreign currency translation adjustment	851	195	698	183
Total comprehensive income	$3,292	$665	$2,535	$1,387

6.                   Inventories

(in thousands)	December 27, 2003	June 28, 2003
		(restated)
Raw materials	$4,195	$4,123
Work in process	884	469
Finished goods	8,933	6,242
	$14,012	$10,834

7.                   Segment Information

The Company operates principally in one industry segment: the design, manufacture, sale, and service of medical devices and related equipment. The results in this segment have been presented in the Consolidated Statements of Operations for the appropriate periods.

8.                   Guarantees

The Company’s products generally carry a standard one-year warranty, except for Vbeam products which typically carry a three-year warranty. The Company records a reserve based on anticipated warranty claims at the time product revenue is recognized. In anticipation of actual warranty claims, the Company amortizes the reserve ratably over the life of the warranty, thereby offsetting actual warranty claims incurred. Actual warranty claims incurred and charged to product costs of sales during an interim period may be more or less than the amount of amortized warranty reserve allocated against them. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs, and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the six-month period ended December 27, 2003:

(in thousands)
Beginning balance June 28, 2003	$6,666
Plus accruals related to new sales	3,063
Less amortization of prior period accruals	2,593
Ending balance on December 27, 2003	$7,136

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

8.                   Guarantees, continued

The following table reflects changes in the Company’s deferred revenue account during the six-month period ended December 27, 2003:

(in thousands)
Beginning balance June 28, 2003	$3,086
Plus deferral of new service contract sales	2,185
Less recognition of deferred revenue	2,332
Ending balance on December 27, 2003	$2,939

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

9.                   Asset Acquisition

On January 8, 2003, the Company acquired substantially all of the assets of Applied Optronics, the diode division of Schwartz Electro-Optics, Inc., for approximately $1,200 in cash. Applied Optronics was a leading manufacturer of high-powered, pulsed lasers, and was a component supplier to the OEM market that serves a variety of industries including the military, medical, industrial, research and robotics fields. Applied Optronics was the lead supplier of the diodes for the Company’s Smoothbeam™ diode laser system. In accordance with SFAS No. 141 “Business Combinations,” the Company records acquisitions under the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values.

The asset acquisition consisted primarily of fixed assets, including production and office equipment, and inventory located at the division’s facility in New Jersey. The acquisition increased the Company’s net property and equipment by approximately $800 and inventory by approximately $400. For the period from June 29, 2003 to December 27, 2003, the Applied Optronics operation generated approximately $249 in revenue from diode sales to third-party customers.

10.            Stock split

On January 28, 2004, the Company announced that its Board of Directors approved a two-for-one stock split, payable in the form of a 100% stock dividend. All shareholders of record at the close of business on February 16, 2004 will receive one additional share for each share of common stock owned. The additional shares will be distributed to shareholders on or about March 16, 2004. Upon completion of this split, Candela will have approximately 22 million shares of common stock outstanding.

The following table sets forth pro forma, share and per share earnings amounts to reflect the effect of this stock split on current and prior year share and per share earnings.

	For the three months ended:		For the six months ended:
In thousands, except per share data	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002
		(Restated)		(Restated)
Income from continuing operations	2,441	806	4,230	1,766
Discontinued operations:
Loss from discontinued Skin Care Center operations of $0, $495, $473, and $826 less income tax benefit of $0 and $159, $175, and $264, respectively	—	(336)	(298)	(562)
Loss on closure of skin care center of $3,348 less income tax benefit of $1,253	—	—	(2,095)	—
Net Income	$2,441	$470	$1,837	$1,204
Net income (loss) per share of common stock
Basic:
Income from continuing operations	$.11	$.04	$.20	$.09
Loss from discontinued operations	—	(.02)	(.11)	(.03)
Net income	$.11	$.02	$.09	$.06
Diluted:
Income from continuing operations	$.11	$.04	$.19	$.09
Loss from discontinued operations	—	(.02)	(.11)	(.03)
Net income	$.11	$.02	$.08	$.06

Basic weighted average shares	21,739	19,754	21,563	19,521
Diluted weighted average shares	22,576	20,007	22,380	19,718

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates and judgments, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies, restructurings and income taxes. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our critical accounting policies and the related estimates and judgments affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for fiscal year 2003.

Results of Operations

Revenue.

Revenue source by geographic region is reflected in the following table:

	For the three months ended:
(in thousands)	December 27, 2003		December 28, 2002		Change

US revenue	$11,242	47%	$7,867	44%	$3,375	43%
Foreign revenue	12,656	53%	10,161	56%	2,495	25%

Total revenue	$23,898	100%	$18,028	100%	$5,870	33%

	For the six months ended:
	December 27, 2003		December 28, 2002		Change

US revenue	$19,094	45%	$13,422	43%	$5,672	42%
Foreign revenue	23,490	55%	17,850	57%	5,640	32%

Total revenue	$42,584	100%	$31,272	100%	$11,312	36%

Consolidated Overview

Our  consolidated  revenue for the second  quarter of 2004 was $23.9  million, compared  to revenue of  $18.0  million  for the same  period  in 2003.  The increase in year over year revenue resulted primarily from  an increase in worldwide demand for the Company’s products. Specifically, sales in the GentleLase product line increased approximately $4.2 million when compared to the same period last year.

Consolidated revenue for the first six months of 2004 was $42.6 million, compared to revenue of $31.3 million for the same period in 2003. This increase again resulted primarily from a $7.2 million improvement in sales of our GentleLase product line.

US revenue increased by $3.4 and $5.7 million, respectively, for the three and six month periods ended December 27, 2003, as compared to the same periods during the prior fiscal year.  Foreign revenue increased by $2.5 and $5.6 million, respectively, for the three and six month periods ended December 27, 2003, as compared to the same periods during the prior fiscal year.

Revenue source by type is reflected in the following table:

	For the three months ended:
(in thousands)	December 27, 2003		December 28, 2002		Change
Revenue
Lasers and other products	$19,906	83%	$14,912	83%	$4,994	33%
Product-related service	3,992	17%	3,116	17%	876	28%

Total revenue	$23,898	100%	$18,028	100%	$5,870	33%

	For the six months ended:
	December 27, 2003		December 28, 2002		Change
Revenue
Lasers and other products	$35,260	83%	$25,400	81%	$9,860	39%
Product-related service	7,324	17%	5,872	19%	1,452	25%

Total revenue	$42,584	100%	$31,272	100%	$11,312	36%

The increase in laser product revenue for the three month period ended December 27, 2003, compared to the three month period ended December 28, 2002, resulted from an increase in the sales volume of both our GentleLase™ and Smoothbeam™ product lines. The GentleLase™ contributed approximately $4.2 million, and the Smoothbeam™ contributed approximately $0.4 million to this increase in revenue. Product related service increased $0.9 million during the quarter due to more service related contracts.

The increase in laser product revenue for the six month period ended December 27, 2003, compared to the six month period ended December 28, 2002, resulted from an increase in the sales volume of both our GentleLase™ and Smoothbeam™ product lines. The GentleLase™ contributed approximately $7.2 million, and the Smoothbeam™ contributed approximately $1.3 million to this increase in revenue. Product related service increased $1.4 million during the quarter due to more service related contracts.

Gross Profit.  Gross profit increased to approximately $12.2 million or 51.2% of revenues for the three month period ended December 27, 2003, compared to gross profit of approximately $9.0 million or 49.7% for the same period one year earlier.  Gross profit increased to approximately $21.6 million or 50.3% of revenues for the six-month period ended December 27, 2003, compared to gross profit of approximately $15.6 million or 49.9% for the same period one year earlier.  The increases in gross profit result principally from the increase in sales volume.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased to approximately $7.8 million for the three-month period ended December 27, 2003 from approximately $6.0 million for the three-month period December 28, 2002. The increase was primarily due to commissions and employee related expenses of approximately $1.5 million, and increased marketing programs of approximately $0.2 million. As a percentage of revenue, selling, general and administrative expenses decreased to 32.7% from 33.4% of revenues for the same respective periods. Selling, general and administrative expenses increased to approximately $13.2 million for the six-month period ended December 27, 2003 from approximately $10.6 million for the six-month period ended December 28, 2002. The increase is primarily due to commission and employee related expenses of $1.9 million, professional fees of $0.3 million, and additional marketing programs of $0.2 million. For the six-month period ended December 27, 2003, selling, general and administrative expenses decreased to 31.0% from 34.0% of revenues as compared to the same period one year earlier. The decrease in selling, general and administrative expenses as a percentage of revenues is due primarily from the benefit of the aforementioned increase in sales on a period over period basis.

Research and Development Expense.   Research and development spending increased to $1.4 million for the three-month period ended December 27, 2003 from $1.1 for the three-month period ended December 28, 2002 due primarily to an increase in the number of active projects. Spending in this area increased to $2.5 million for the six-month period ended December 27, 2003 from $2.0 for the six-month period ended December 28, 2002 due primarily to the aforementioned increase in project spending.

Other Income/Expense.  Net other income was approximately $0.5 million for the three months ended December 27, 2003 compared to net other expense of approximately $0.6 million for the three months ended December 28, 2002. For the six-month period ended December 27, 2003, net other income was approximately $0.6 million compared to net other expense of approximately $0.3 million for the six-month period ended December 28, 2002. The increase in net other income (expense) for the three-month and six-month period ended December 27, 2003 resulted primarily from a one-time charge of $0.7 million in the prior year, related to the extinguishment of our long-term debt coupled with an increase in interest income due to higher cash balances.

Income Taxes. The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company.  We recorded a 29% effective tax rate for both the three- and six-month periods ended December 27, 2003, compared to the three- and six-month periods ended December 29, 2002, in which we recorded a 36% effective tax rate.   The provision for income taxes for the six months ended December 27, 2003 differs from the U.S. statutory rate as a result of  tax provisions calculated for income generated by foreign subsidiaries at a rate that differs from the U.S. statutory rate.

Discontinued Operations

On September 27, 2003, we permanently closed our only remaining skin care center, which was located in Boston. The closure of the Boston skin care center, together with the earlier closing of our Scottsdale, Arizona spa, and the associated cessation of this line of business, is accounted for as discontinued operations. As a result of the closure of the Boston skin care center, in the fiscal quarter ended September 27, 2003, we recorded a $2.1 million charge for the accrual of $3.0 million of future occupancy costs and $0.3 million of severance obligations and other related costs of closure, net of anticipated tax benefits of $1.3 million. In addition, both the financial statements for the six months ended December 27, 2003 and all prior financial statements have been restated to reflect skin care center operations as discontinued. While the building landlord has given the Company written notice that it believes the Company is in default under the lease, the Company has indicated that it plans to honor all of its obligations under the lease. The Company believes that the size of the accrual that it has established is sufficient to cover all future leasehold expenses for the remainder of the lease term. Leasehold expenses could potentially be mitigated if the landlord elects to relet or sublease the property.

Liquidity and Capital Resources

Cash used in operating activities amounted to $2.2 million for the six months ended December 27, 2003, in comparison to cash provided by operating activities of $1.3 million for the same period in the prior year. This increase in cash used by operating activities primarily reflects cash outlay for inventory during a strong sales cycle. Sales during the third month of the quarter were particularly strong, providing little time to replenish cash through collection of receivables. Cash used by investing activities remained relatively flat for the six months ended December 27, 2003, compared to the same period in the prior year.  Cash provided by financing activities amounted to $2.4 million for the six-months  ended December 27, 2003 in comparison to cash used of $2.1 million for the same period during the prior year.  The increase reflects the proceeds for the issuance of stock by the corporation, primarily to employees under the existing stock option plan, and the absence of prior-year payments used to pay-off long-term debt.

Our outstanding contractual obligations as of December 27, 2003, are reflected in the following table:

(in thousands)	Total	Maturity Less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years
Operating leases	$4,648	$1,146	$1,020	$907	$1,575

We also maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate, or LIBOR plus 2.25%.  Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed.  The line of credit is unsecured.  The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock.  No amounts were outstanding under the line of credit as of December 27, 2003.

We believe that our current cash balances will be sufficient to meet anticipated cash requirements for the next twelve months.  However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, when such capital becomes required.

Cautionary Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not promises or guarantees and are subject to risks and uncertainties that could cause our actual results to differ materially from those anticipated.  Such statements may relate to, among other things,  including, without limitation, statements concerning the future of the industry, product development, business strategy (including the possibility of future acquisitions), anticipated operational and capital expenditure levels, continued acceptance and growth of our products, and dependence on significant customers and suppliers.  Forward-looking statements may also include, without limitation, any statement relating to future events, conditions or circumstances or using words such as (or similar to):  anticipate; believe; continue; could; estimate; expect; intend; plan; predict; project; may; or will.  The risks and uncertainties that may affect forward-looking statements and/or our business include, among others, those discussed in “Cautionary Statements” in our Annual Report filed on Form 10-K dated for the fiscal year ended June 28, 2003, as well as other risks and uncertainties referenced in this Quarterly Report.  These risks and uncertainties include, but are not limited to, the following:

•                  Our principle source of liquidity is our current cash and equivalents. Our ability to generate cash from operations is dependant upon our ability to generate revenue from selling our lasers and other products and providing product-related services. A decrease in demand for our products and related services or increases in operating costs would likely have an adverse effect on our liquidity.

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

•                  We have modified some of our products without clearance from the Food and Drug Administration (the “FDA”). The FDA could retroactively decide the modifications were improper and require us to cease marketing and/or recall the modified products.

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

We caution readers not to place undue reliance upon any forward-looking statements, which speak only as of the date made.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We have foreign subsidiaries in Japan, Spain, France and Germany.  Approximately 55% of our revenues for the six months ended December 27, 2003 were from our operations outside the United States.  These subsidiaries transact business in both local and foreign currency.  Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, which could adversely impact our results and financial condition.  However, sales from the United States made directly to customers or distributors in foreign countries are invoiced in U.S. dollars and are not exposed to foreign currency risk.

From time to time, we may enter into foreign currency exchange and option contracts to reduce our exposure to foreign currency risk and variability in operating results due to fluctuation in exchange rates underlying the value of current transactions and anticipated transactions denominated in foreign currencies.  These contracts obligate us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates.  These contracts are denominated in the same currency in which the underlying transactions are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. We do not engage in foreign currency speculation. On December 27, 2003, we did not hold any open foreign currency exchange or option contracts.

We have cash equivalents that primarily consist of commercial paper, overnight repurchase agreements and money market accounts.  We believe that any near term changes in interest rates will be immaterial to any potential losses in future earnings, cash flow and fair values.

Item 4 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of December 27, 2003 (the “Evaluation Date”).  Based on that evaluation, members of our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report the information required to be included in this quarterly report within the required time period.

(b) Changes to internal controls.  As previously disclosed, during fiscal 2003 we began the implementation of a new accounting software system.  In response to complications associated with the implementation of this system and the transition from our prior system, we made certain changes in our internal control over financial reporting.  These changes were primarily made during the fiscal quarter ended September 27, 2003.  We continued to monitor these changes during the fiscal quarter ended December 27, 2003, and also continued our ongoing process of routinely reviewing and evaluating our internal controls over financial reporting.  Based on that review and evaluation, management believes that it has implemented additional controls sufficient to prevent the problems we encountered during the implementation of our new accounting software system from occurring in the future, and that it has taken the necessary steps so that adequate control procedures are in place and will be followed.  There were no other changes in our internal controls over financial reporting during the fiscal quarter ended December 27, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(b)         Reports on Form 8-K

On October 29, 2003, Candela Corporation filed a current report on Form 8-K regarding its financial results for its first fiscal quarter ended September 27, 2003.

On December 9, 2003, Candela Corporation filed a current report on Form 8-K regarding a change in its certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDELA CORPORATION

Date:	February 9, 2004	/s/ F. Paul Broyer
F. Paul Broyer
(Senior Vice President, Finance and Administration and Chief Financial Officer)

Candela Corporation

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002