Form 10-Q
period 2004-03-27
CANDELA CORP /DE/
filed 2004-05-10
CIK 793279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2004.

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2004
Common Stock, $.01 par value per share	22,456,004

CANDELA CORPORATION

Index

Part I.	Financial Information:

	Item 1.	Financial Statements

		Unaudited Condensed Consolidated Balance Sheets as of March 27, 2004 and June 28, 2003	3

		Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended March 27, 2004 and March 29, 2003, and for the nine-month periods ended March 27, 2004 and March 29, 2003	4

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended March 27, 2004 and March 29, 2003	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	18

	Item 4.	Controls and Procedures	18

Part II.	Other Information:

	Item 1.	Legal proceedings	19

	Item 4.	Submission of Matters to a Vote of Security Holders	19

	Item 5.	Other Matters	20

	Item 6.	Exhibits and Reports on Form 8-K	20

	Signatures

	Index to Exhibits

Part I.  Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 27, 2004	June 28, 2003
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$32,135	$31,870
Accounts receivable, net	31,953	26,572
Notes receivable	626	1,086
Inventories, net	15,352	10,834
Other current assets	1,532	658
Total current assets	81,598	71,020
Property and equipment, net	3,544	3,327
Deferred tax assets	5,576	4,760
Prepaid licenses	1,098	1,228
Other assets	440	166
Total assets	92,256	80,501

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,479	$5,271
Accrued payroll and related expenses	3,709	4,656
Accrued warranty costs	4,919	3,628
Income taxes payable	2,430	3,528
Other accrued liabilities	4,002	2,755
Deferred income	2,707	2,779
Current liabilities of discontinued operations	1,224	1,095
Total current liabilities	25,470	23,712
Other long-term liabilities	3,290	3,393
Long-term liabilities of discontinued operations	2,635	48
Total liabilities	31,395	27,153

Stockholders’ equity:
Common stock	253	129
Additional paid-in capital	51,431	48,479
Accumulated earnings	21,701	17,904
Treasury stock, at cost	(12,997)	(12,997)
Accumulated other comprehensive income (loss)	473	(167)
Total stockholders’ equity	60,861	53,348
Total liabilities and stockholders’ equity	$92,256	$80,501

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended:		For the nine months ended:
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
		(Restated)		(Restated)
Revenue
Lasers and other products	$23,509	$18,045	$58,769	$43,444
Product-related service	4,141	3,395	11,465	9,268
Total revenue	27,650	21,440	70,234	52,712
Cost of sales
Lasers and other products	11,399	8,133	28,555	19,506
Product-related service	2,273	2,310	6,142	6,600
Total cost of sales	13,672	10,443	34,697	26,106

Gross profit	13,978	10,997	35,537	26,606
Operating expenses:
Selling, general and administrative	9,572	6,256	22,793	16,880
Research and development	1,460	1,218	3,951	3,170
Total operating expenses	11,032	7,474	26,744	20,050

Income from operations	2,946	3,523	8,793	6,556
Other income (expense):
Interest income	73	428	228	562
Interest expense	(6)	(35)	(13)	(214)
Other (expense) income, net	(14)	255	398	(26)
Total other income (expense)	53	648	613	322

Income from continuing operations before income taxes	2,999	4,171	9,406	6,878

Provision for income taxes	1,039	1,335	3,215	2,276

Income from continuing operations	1,960	2,836	6,191	4,602
Discontinued operations:
Loss from discontinued Skin Care Center operations of $0, $318, $473, and $1144 less income tax benefit of $0 and $102, $175, and $366, respectively	—	(216)	(298)	(778)
Loss on closure of skin care center of $3,348 less income tax benefit of $1,253	—	—	(2,095)	—
Net income	$1,960	$2,620	$3,798	$3,824
Net income (loss) per share of common stock
Basic:
Income from continuing operations	$.09	$.14	$.28	$.23
Loss from discontinued operations	—	(.01)	(.11)	(.04)
Net income	$.09	$.13	$.17	$.19
Diluted:
Income from continuing operations	$.09	$.14	$.27	$.23
Loss from discontinued operations	—	(.01)	(.10)	(.04)
Net income	$.09	$.13	$.17	$.19

Basic weighted average shares outstanding	22,150	20,378	21,759	19,807
Diluted weighted average shares outstanding	23,016	20,873	22,601	20,057

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended:
	March 27, 2004	March 29, 2003
		(Restated)
Cash flows from operating activities:
Net income	$3,798	$3,824
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for disposal of discontinued operations	2,095	—
Depreciation and amortization	471	647
Provision for bad debts	754	(259)
Effect of exchange rate changes on foreign currency denominated assets and liabilities	15	18
Accretion of debt discount	—	475
Increase (decrease) in cash from working capital:
Accounts receivable	(5,549)	(1,324)
Notes receivable	596	467
Inventories	(4,430)	714
Other current assets	(827)	(1,309)
Other assets	(278)	125
Accounts payable	(503)	(2,335)
Accrued payroll and related expenses	(960)	(4)
Deferred revenue	408	(240)
Accrued warranty costs	1,226	132
Income taxes payable	(665)	1,837
Long term portion of deferred revenue	(693)	81
Loss from discontinued operations	298	778
Other accrued liabilities	1,111	491
Net cash (used for) provided by operating activities	(3,133)	4,118

Cash flows from investing activities:
Purchases of property and equipment	(193)	(967)
Net cash used for investing activities	(193)	(967)

Cash flows from financing activities:
Principal payments of long-term debt	—	(3,330)
Proceeds from the issuance of common stock	3,277	1,902
Net cash provided by (used for) financing activities	3,277	(1,428)

Effect of exchange rates on cash and cash equivalents	314	(89)

Net increase in cash and cash equivalents	265	1,634
Cash and cash equivalents at beginning of period	$31,870	$19,657
Cash and cash equivalents at end of period	$32,135	$21,291

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the “Company”, or “Candela”) for fiscal year 2003, which should be read in conjunction with these financial statements.  The financial information included herein is unaudited, with the exception of the condensed consolidated balance sheet as of June 28, 2003, which was derived from the audited consolidated balance sheet dated June 28, 2003.  However, in the opinion of management, the financial statements include all necessary adjustments, consisting of normal recurring accruals, for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company’s Annual Report on Form 10-K. The results for the three and nine month periods ended March 27, 2004 are not necessarily indicative of the results to be expected for the full year.

2.                                      Discontinued Operations

On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure is accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, in the fiscal quarter ended September 27, 2003, the Company recorded a $2,095 charge for the accrual of $3,000 of future occupancy costs, primarily relating to future lease payments for the Boston facility, and $348 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,253. Approximately 45 positions have been eliminated as a result of this restructuring plan, and 44 employees have been terminated as of March 27, 2004. In addition, all prior period financial statements have been restated to reflect skin care centers operations as discontinued.

Prior to fiscal 2002, the Company recorded combined restructuring charges of $3,721 resulting from management’s decision to close the skin care center located in Scottsdale, Arizona. During the three month-period ended December 29, 2001, the Company secured a sublease for the Scottsdale facility.  The sublessee commenced making payments to the landlord on behalf of the Company on April 1, 2002.  As a result of the sublease, the Company revised the estimate of future costs associated with the Scottsdale facility and, in the quarter ended March 30, 2002, reversed $693 of the restructuring reserve which represents primarily the amount of future contractual sublease payments as well as revisions to the net realizable value of certain leasehold improvements.

The following table reflects the combined restructuring charges incurred in the nine month period ended March 27, 2004:

(in thousands)	Payroll and Severance	Leasehold Improvements and Fixed Assets	Facility Costs	Total
Balance at June 28, 2003	$50	$304	$25	$379
Reduction of reserve due to cash payments	(171)	(126)	(216)	(513)
Non-cash amortization	(18)	(79)	11	(86)
Additions to reserve due to the closure of the Boston facility	139	124	3,085	3,348
Balance at March 27, 2004	$0	$223	$2,905	$3,128

At March 27, 2004, the discontinued segment had a net liability of approximately $3.9 million consisting primarily of the aforementioned reserve of $3.1 million and deferred gift certificate revenue of $.8 million partially offset by fixed assets of approximately $.3 million.  Revenues for discontinued operations were $0 and $548 for the quarters ended March 27, 2004 and March 29, 2003, respectively, and $413 and $1,644 for the nine month periods ended March 27, 2004 and March 29, 2003, respectively.

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

Had compensation cost for Candela’s stock option plans been determined based on the fair value method set forth in FAS 123, Candela’s net income and basic and diluted net income per common share would have been changed to the pro forma amounts indicated below:

	For the three months ended:		For the nine months ended:
(in thousands, except per share data)	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Net income , as reported	$1,960	$2,620	$3,798	$3,824

Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—

Deduct: total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	(969)	(79)	(731)	(36)

Pro forma net income	$991	$2,541	$3,067	$3,788
Net income per share of common stock
Basic - as reported	$.09	$.13	$.17	$.19
Basic - pro forma	$.04	$.12	$.14	$.19
Diluted - as reported	$.09	$.13	$.17	$.19
Diluted - pro forma	$.04	$.12	$.14	$.19

In computing this pro-forma amount, the Company has used the Black-Scholes pricing model using the following assumptions for options granted in fiscal years 2004 and 2003:

	2004	2003
Risk-free interest rate	4.25%	4.25%
Estimated volatility	81%	76%
Expected life for stock options (yrs)	2.99	3.65
Expected life for stock purchase plan (yrs)	0.5	0.5
Expected dividends	—	—

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

	For the three months ended:		For the nine months ended:
(in thousands, except per share data)	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Basic shares used in the calculation of earnings per share	22,150	20,378	21,759	19,807

Effect of dilutive securities:
Stock options	866	454	842	209
Stock warrants	—	41	—	41

Diluted shares used in the calculation of earnings per share	23,016	20,873	22,601	20,057

Per share effect of dilutive securities on income from continuing operations	—	—	$.01	—

Per share effect of dilutive securities on net income	—	—	—	—

During the three and nine month periods ended March 27, 2004, options to purchase 217,625 and 125,518 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the common stock for the period.  During the three and nine month periods ended March 29, 2003, options to purchase 87,280 and 228,095 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the common stock for the period.

5.                                      Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity.

	For the three months ended:		For the nine months ended:
(in thousands)	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Net income	$1,960	$2,620	$3,798	$3,824
Foreign currency translation adjustment	(58)	78	637	258
Total comprehensive income	$1,902	$2,698	$4,435	$4,082

6.                                      Inventories

(in thousands)	March 27, 2004	June 28, 2003
		(restated)

Raw materials	$6,080	$4,123
Work in process	691	469
Finished goods	8,581	6,242
	$15,352	$10,834

7.                                      Segment Information

The Company operates principally in one industry segment: the design, manufacture, sale, and service of medical devices and related equipment. The results in this segment have been presented in the Condensed Consolidated Statements of Operations for the appropriate periods.

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

The following table reflects changes in the Company’s accrued warranty account during the nine-month period ended March 27, 2004:

(in thousands)
Beginning balance June 28, 2003	$6,666
Plus accruals related to new sales	4,992
Less amortization of prior period accruals	4,021
Ending balance on March 27, 2004	$7,637

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

The following table reflects changes in the Company’s deferred revenue account during the nine-month period ended March 27, 2004:

(in thousands)
Beginning balance June 28, 2003	$3,086
Plus deferral of new service contract sales	3,358
Less recognition of deferred revenue	3,165
Ending balance on March 27, 2004	$3,279

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

The asset acquisition consisted primarily of fixed assets, including production and office equipment, and inventory located at the division’s facility in New Jersey. The acquisition increased the Company’s net property and equipment by approximately $800 and inventory by approximately $400. For the nine months ended March 27, 2004, the Applied Optronics operation generated approximately $280 in revenue from diode sales to third-party customers.

10.                               Stock split

On January 28, 2004, the Company announced that its Board of Directors approved a two-for-one stock split of the Company’s common stock effected in the form of a stock dividend paid on March 16, 2004. As a result of this action 13.3 million shares were issued to shareholders of record as of February 16, 2004. Par value of the stock remains at $.01 per share and accordingly, $133 thousand was transferred from additional paid-in capital to common stock. All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

11.                               Commitments and Contingencies

The Company has an Amended and Restated License Agreement (the “License”) with The Regents of the University of California (“The Regents”) pursuant to which the Company licenses certain patent rights to its dynamic cooling device (“DCD”). The Company sells its DCD as a component part of its Smoothbeam (®) laser system and as an accessory to its other laser systems. In April of 2004, The Regents issued a notice of default under the License, asserting, among other things, that the Company is in breach of the License for the alleged failure to make required royalty payments and make required disclosures. The notice asserted that the total underpaid royalties, interest and other charges for the period from August of 2000 through September 2003 is $1,128,000, and that unless paid, The Regents may terminate the License. The Company believes it has made all payments that it was required to make and is in the process of reviewing the underlying information in support of the alleged deficiencies recently furnished by The Regents to the Company. No legal action has been commenced by either The Regents or the Company at this time, and Candela is hopeful that the parties can resolve the issues raised by The Regents without formal legal proceedings. However, should The Regents attempt to terminate the License, the matter would likely result in a formal legal proceeding to determine the respective rights of the parties.

From time to time, we are a party to various legal proceedings incidental to our business. Except for the potential legal proceedings with The Regents, we believe that none of the legal proceedings which are presently pending, if adversely decided to the Company, will have a material adverse effect upon our financial position, results of operations, or liquidity.

CANDELA CORPORATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We research, develop, manufacture, market and service lasers used to perform aesthetic and cosmetic procedures. We sell our lasers principally to medical practitioners.  We market our products directly and through a network of distributors to end-users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists and general and vascular surgeons.   We derive our revenue from the sales of lasers and other products, and the provision of product-related services.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies, restructurings and income taxes. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions. A discussion of our critical accounting policies and the related estimates and judgments affecting the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for fiscal year 2003.

Results of Operations

Revenue.

Revenue source by geographic region is reflected in the following table:

	For the three months ended:
(in thousands)	March 27, 2004		March 29, 2003		Change

US revenue	$12,975	47%	$10,468	49%	$2,507	24%
Foreign revenue	14,675	53%	10,972	51%	3,703	34%

Total revenue	$27,650	100%	$21,440	100%	$6,210	29%

	For the nine months ended:
	March 27, 2004		March 29, 2003		Change

US revenue	$32,069	46%	$23,890	45%	$8,179	34%
Foreign revenue	38,165	54%	28,822	55%	9,343	32%

Total revenue	$70,234	100%	$52,712	100%	$17,522	33%

Consolidated Overview

Consolidated revenue increased 29%, to $27.7 million for the three months ended March 27, 2004, from $21.4 million for the three months ended March 29, 2003.  This increase in revenue resulted primarily from an increase in worldwide demand for our products and related services. Specifically, revenues from the introduction of our new GentleYag™ product contributed approximately $5.9 million to this increase while the remainder was derived from an incremental increase in comparative revenue from our Gentlelase™ product line.

Consolidated revenue increased 33% to $70.2 million for the first nine months of fiscal 2004, compared to $52.7 million for the nine months ended March 29, 2003. This increase in revenue resulted primarily from an increase in worldwide demand for our products and related services.  Specifically, wider market penetration and acceptance of our GentleLase™ product line represented approximately $10.0 million of the increase and the introduction of our new GentleYag™ product contributed approximately $5.9 million to this increase.

US revenue increased 24% to $13.0 million and 34% to $32.1 million, respectively, for the three and nine month periods ended March 27, 2004, as compared to the three and nine month periods ended March 29, 2003.  Foreign revenue increased 34%, and 32% to $14.7 million and $38.2 million, respectively, for the three and nine month periods ended March 27, 2004, as compared to the three and nine month periods ended March 29, 2003.

Revenue source by type is reflected in the following table:

	For the three months ended:
(in thousands)	March 27, 2004		March 29, 2003	Change
Revenue
Lasers and other products	$23,509	85%	$18,045	84%	$5,464	30%
Product-related service	4,141	15%	3,395	16%	746	22%

Total revenue	$27,650	100%	$21,440	100%	$6,210	29%

	For the nine months ended:
	March 27, 2004		March 29, 2003		Change
Revenue
Lasers and other products	$58,769	84%	$43,444	82%	$15,325	35%
Product-related service	11,465	16%	9,268	18%	2,197	24%

Total revenue	$70,234	100%	$52,712	100%	$17,522	33%

The increase in revenue from lasers and other products for the three months ended March 27, 2004, compared to the three month period ended March 29, 2003, resulted from an increase in the sales volume of our new GentleYag™ product. The new GentleYag™ contributed approximately $5.9 million in revenue. The increase in revenue from product-related service for the three months ended March 27, 2004 compared to the three months ended March 29, 2003 resulted from an increase in the number of service related contracts sold.

The increase in revenue from lasers and other products for the nine months ended March 27, 2004, compared to the nine month period ended March 29, 2003, resulted from the introduction of our new GentleYag™ product and an increase in the sales volume of our GentleLase™ product line. Wider market acceptance of the GentleLase™ product line helped to contribute approximately $10.0 million to this increase, while the introduction of our new GentleYag™ product contributed approximately $5.9 million to this increase in revenue. The increase in revenue from product-related service for the nine months ended March 27, 2004 compared to the nine months ended March 29, 2003 resulted from an increase in the number of service related contracts sold.

Cost of Sales. Cost of sales increased 31% to $13.7 million for the three months ended March 27, 2004 as compared to cost of sales of $10.4 million for the three months ended March 29, 2003.  As a percentage of revenue the increase was less than 1% on a comparative basis, quarter over quarter. Cost of sales increased 33% to $34.7 for the nine months ended March 27, 2004 as compared to cost of sales of $26.1 million for the nine months ended March 29, 2003.  As a percentage of revenue, cost of sales decreased slightly on a comparative basis, year over year. This decrease in cost of sales resulted primarily from benefits of scale achieved during a growing sales cycle.

Gross Profit.  Gross profit for the three month period ended March 27, 2004 increased to $14.0 million, or 50.6%, which is approximately $3.0 million or 27% higher than gross profit of approximately $11.0 million, or 51.3%, for the same period one year earlier.  The decrease of 0.7% resulted primarily from one-time costs associated with the introduction of a new product line. Gross profit for the nine month period ended March 27, 2004 increased to $35.5 million, or 50.6% which is approximately $8.9 million or 34% higher than gross profit of approximately $26.6 million, or 50.5%, for the same period one year earlier.  The increase in gross profit resulted principally from the increase in sales volume.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased 53%, to approximately $9.6 million for the three-month period ended March 27, 2004 from approximately $6.3 million for the three-month period ended March 29, 2003. As a percentage of revenue, selling, general and administrative expenses increased to 34.6% from 29.2% of revenues for the same respective period. This increase was primarily due to commissions and employee related expenses of approximately $1.5 million, and legal and professional fees expense of approximately $0.6 million. Selling, general and administrative expenses increased to approximately $22.8 million for the nine-month period ended March 27, 2004 from approximately $16.9 million for the nine-month period ended March 29, 2003. As a percentage of revenue, for the nine-month period ended March 27, 2004, selling, general and administrative expenses increased to 32.5% from 32.0% as compared to the same period one year earlier. The increase in selling, general and administrative expenses as a percentage of revenues is due primarily to the aforementioned increase in commission and employee related expenses.

Research and Development Expense.    Research and development spending increased to $1.5 million for the three-month period ended March 27, 2004 from $1.2 million for the three-month period ended March 29, 2003 due primarily to an increase in the number of active projects. Spending in this area increased to $4.0 million for the nine-month period ended March 27, 2004 from $3.2 million for the nine-month period ended March 29, 2003 due primarily to the aforementioned increase in project spending.

Other Income/Expense.  Net other income was approximately $0.1 million for the three months ended March 27, 2004 compared to net other income of approximately $0.6 million for the three months ended March 29, 2003. For the nine-month period ended March 27, 2004, net other income was approximately $0.6 million compared to net other income of approximately $0.3 million for the nine-month period ended March 29, 2003. The decrease in net interest income for the three-month and nine-month period ended March 27, 2004 results primarily from a one-time benefit of $0.6 million in the prior year, related to a favorable  arbitration decision partially offset by a current-year increase in interest income due to higher cash balances.

Income Taxes. The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company.  We recorded a 34% effective tax rate for the three-month period ended March 27, 2004, which brought our nine-month effective tax rate to approximately 32%. This compares to the three and nine-month periods ended March 29, 2003, in which we recorded a 33% effective tax rate.  The provision for income taxes for the three months ended March 27, 2004 differs from the U.S. statutory rate as a result of tax provisions calculated for income generated by foreign subsidiaries at a rate that differs from the U.S. statutory rate.

Discontinued Operations

On September 27, 2003, we permanently closed our only remaining skin care center, which was located in Boston. The closure of the Boston skin care center, together with the earlier closing of our Scottsdale, Arizona spa, and the associated cessation of this line of business, is accounted for as discontinued operations. As a result of the closure of the Boston skin care center, in the fiscal quarter ended September 27, 2003, we recorded a $2.1 million charge for the accrual of $3.0 million of future occupancy costs and $0.3 million of severance obligations and other related costs of closure, net of anticipated tax benefits of $1.3 million. In addition, both the financial statements for the nine months ended March 27, 2004 and all prior financial statements have been restated to reflect skin care center operations as discontinued. While the building landlord has given the Company written notice that it believes the Company is in default under the lease, the Company has indicated that it plans to honor all of its obligations under the lease. The Company believes that the size of the accrual that it has established is sufficient to cover all future leasehold expenses for the remainder of the lease term. Leasehold expenses could potentially be mitigated if the landlord elects to relet or sublease the property.

Liquidity and Capital Resources

Cash used in operating activities amounted to $3.1 million for the nine months ended March 27, 2004, in comparison to cash provided by operating activities of $4.1 million for the same period in the prior year. This increase in cash used by operating activities primarily reflects cash outlay for inventory during a strong sales cycle. Sales during the third month of the quarter were particularly strong, providing little time to replenish cash through collection of receivables. Cash used by investing activities remained relatively flat for the nine months ended March 27, 2004, as the Company continued its conservative policy towards capital outlays for property, plant and equipment.  Cash provided by financing activities amounted to $3.3 million for the nine-months ended March 27, 2004 in comparison to cash used of $1.4 million for the same period during the prior year.  The increase reflects the proceeds for the issuance of common stock by the Company, primarily to employees under the existing stock option plan, and the absence of prior-year payments used to extinguish long-term debt.

Our outstanding contractual obligations as of March 27, 2004, are reflected in the following table:

(in thousands)	Total	Maturity Less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years
Operating leases	$4,928	$1,204	$1,094	$1,123	$1,507

We also maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate, or LIBOR plus 2.25%.  Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed.  The line of credit is unsecured.  The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock.  No amounts were outstanding under the line of credit as of March 27, 2004.

We believe that our current cash balances will be sufficient to meet anticipated cash requirements for the next twelve months.  However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, when such capital becomes required.

Cautionary Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not promises or guarantees and are subject to risks and uncertainties that could cause our actual results to differ materially from those anticipated.  Such statements may relate to, among other things, the future of the industry, product development, business strategy (including the possibility of future acquisitions), anticipated operational and capital expenditure levels, continued acceptance and growth of our products, and dependence on significant customers and suppliers.  Forward-looking statements may also include, without limitation, any statement relating to future events, conditions or circumstances or using words such as (or similar to):  anticipate; believe; continue; could; estimate; expect; intend; plan; predict; project; may; or will.  The risks and uncertainties that may affect forward-looking statements and/or our business include, among others, those discussed in “Cautionary Statements” in our Annual Report filed on Form 10-K for the fiscal year ended June 28, 2003, as well as other risks and uncertainties referenced in this Quarterly Report.  These risks and uncertainties include, but are not limited to, the following:

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We have foreign subsidiaries in Japan, Spain, France and Germany.  Approximately 54% of our revenues for the nine months ended March 27, 2004 were from our operations outside the United States.  These subsidiaries transact business in both local and foreign currency.  Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, which could adversely impact our results and financial condition.  However, sales from the United States made directly to customers or distributors in foreign countries are invoiced in U.S. dollars and are not exposed to foreign currency risk.

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

Item 4 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of March 27, 2004 (the “Evaluation Date”).  Based on that evaluation, members of our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report the information required to be included in this quarterly report within the required time period.

(b) Changes to internal controls.  As previously disclosed, during fiscal 2003 we began the implementation of a new accounting software system.  In response to complications associated with the implementation of this system and the transition from our prior system, we made certain changes in our internal control over financial reporting.  These changes were primarily made during the fiscal quarter ended September 27, 2003.  We continued to monitor these changes during the fiscal quarter ended March 27, 2004, and also continued our ongoing process of routinely reviewing and evaluating our internal controls over financial reporting.  Based on that review and evaluation, management believes that it has implemented additional controls sufficient to prevent the problems we encountered during the implementation of our new accounting software system from occurring in the future, and that it has taken the necessary steps so that adequate control procedures are in place and will be followed.  There were no other changes in our internal controls over financial reporting during the fiscal quarter ended March 27, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CANDELA CORPORATION

Part II.  Other Information

Item 1 - Legal Proceedings

The Company has an Amended and Restated License Agreement (the “License”) with The Regents of the University of California (“The Regents”) pursuant to which the Company licenses certain patent rights to its dynamic cooling device (“DCD”).  The Company sells its DCD as a component part of its Smoothbeam (®) laser system and as an accessory to its other laser systems.  In April of 2004, The Regents issued a notice of default under the License, asserting, among other things, that the Company is in breach of the License for the alleged failure to make required royalty payments and make required disclosures.  The notice asserted that the total underpaid royalties, interest and other charges for the period from August of 2000 through September 2003 is $1,128,000, and that unless paid, The Regents may terminate the License.  The Company believes it has made all payments that it was required to make and is in the process of reviewing the underlying information in support of the alleged deficiencies recently furnished by The Regents to the Company.  No legal action has been commenced by either The Regents or the Company at this time, and Candela is hopeful that the parties can resolve the issues raised by The Regents without formal legal proceedings.  However, should The Regents attempt to terminate the License, the matter would likely result in a formal legal proceeding to determine the respective rights of the parties.

From time to time, we are a party to various legal proceedings incidental to our business.  Except for the potential legal proceedings with The Regents, we believe that none of the legal proceedings which are presently pending, if adversely decided to the Company, will have a material adverse effect upon our financial position, results of operations, or liquidity.

ITEM 4 - Submission of matters to a vote of security holders

Election of Directors

Our  annual  shareholder’s  meeting  was  held on January 29,  2004.  Six  directors nominated for  re-election  by the Board of Directors  were named in proxies for the meeting,  which proxies were solicited  pursuant to  Regulations  14A of the Securities and Exchange Act of 1934.

	VOTES FOR	WITHHELD
Kenneth Roberts	8,949,388	594,821
Gerard Puorro	5,257,196	4,287,013
George Abe	8,846,822	697,387
Ben Bailey III	8,943,188	601,021
Nancy Nager	8,942,560	601,649
Douglas Scott	8,844,355	699,854

Ratification of Independent Public Accountants

Shareholders  ratified  the  appointment  of  BDO Seidman  LLP as our Independent  Public  Accountants  for the fiscal year ending July 3, 2004: for 9,469,063;  against  63,414; abstain 11,732.

Adopt an Amendment to the Company’s Amended and Restated 1998 Stock Plan

Shareholders  voted  to increase the number of shares of Common Stock  that may be issued pursuant to the Amended and Restated 1998 Stock Plan by 1,000,000 shares to 2,650,000 shares of Common Stock in the aggregate: for 5,241,725;  against 1,629,940;  abstain 33,531; no-vote 2,639,013.

Item 5.  Other Information

On January 26, 2004, the Company’s Board of Directors resolved to have its Nominating Committee review all stockholder proposals submitted to the Company relating to the nomination of a member of the Board of Directors.  The Nominating Committee will also recommend to the Board of Directors appropriate action with respect to each such proposal.

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

On January 28, 2004, Candela Corporation filed a current report on Form 8-K regarding its financial results for its second fiscal quarter ended December 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDELA CORPORATION

Date:	May 7, 2004	/s/ F. Paul Broyer
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