Form 10-K
period 2004-07-03
CANDELA CORP /DE/
filed 2004-09-15
CIK 793279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2004	Commission file number 000-14742

CANDELA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2477008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 Boston Post Road, Wayland, Massachusetts	01778
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 508-358-7400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.01 par value per share

 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form

10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act) Yes   ☒  No   ☐

The aggregate market value of the registrant’s voting and non-voting stock, held by non-affiliates of the registrant as of September 9, 2004, based upon the closing price of such stock on the NASDAQ Stock Market on that date, was $245,763,149. As of September 9, 2004, 22,485,192 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2004 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended July 3, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CANDELA CORPORATION

2004 FORM 10-K ANNUAL REPORT

Part I

Item 1.  Business.

Candela Corporation is a pioneer in the development and commercialization of advanced aesthetic laser systems that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions including:

•                  vascular lesion treatment of rosacea, facial spider veins, leg veins, scars, stretch marks, warts, port wine stains and hemangiomas

•                  hair removal

•                  removal of benign pigmented lesions such as age spots, freckles and tattoos

•                  skin rejuvenation and wrinkles

•                  acne and acne scars

•                  psoriasis

•                  other skin treatments

Since our founding 34 years ago, we have continuously developed and enhanced applications of laser technology.  In the mid-1980’s we began developing laser technology for medical applications, and since that time have shipped approximately 7,000 lasers to over 60 countries.  Since the early 1990’s we have focused our organizational resources on developing laser technology for use solely in the aesthetic and cosmetic laser industry.  Our introduction of new dermatology/plastic surgery laser systems during the mid-1990’s allowed us to expand rapidly in this area.  Candela’s current product line offers comprehensive and technologically sophisticated aesthetic and medical laser systems used by dermatologists, plastic surgeons and various other medical and personal care practitioners. Candela’s product line includes the following innovative products:

•                  GentleLASE® family of lasers for the treatment of unwanted hair and the treatment of vascular lesions, pigmented lesions and wrinkles.

•                  Vbeam® for the treatment of vascular lesions and wrinkles.

•                  ALEXLAZR™ for treating pigmented lesions and tattoos.

•                  Smoothbeam™ diode laser, for non-ablative dermal remodeling of wrinkles and the treatment of acne and acne scars.

•                  C-beam™ pulsed dye laser for treatment of psoriasis and surgical scars.

The discretionary income of aging baby boomers continues to rise which creates new opportunities for Candela.  This market segment places a premium on good health and personal appearance, and has demonstrated a willingness to pay for health and cosmetic products and services.  The growing popularity of laser treatments among the general population is also spurring demand for Candela’s products.  Last year, Americans spent an estimated $8.3 billion on cosmetic procedures.  Increasingly, lasers are proving an attractive alternative for eliminating unwanted hair.  The laser hair removal market has experienced significant growth over the last several years.

The Company is dedicated to developing safe and effective products. Our aesthetic laser systems are further distinguished by being among the fastest, smallest and most affordable in their respective markets.  We believe that we have increasingly captured significant market share because of these product attributes and we are committed to continual innovation to meet the needs of our markets.

The Company was incorporated in Massachusetts on October 22, 1970.  The Company subsequently reincorporated in Delaware on July 1, 1985.

Industry Overview

Medical lasers use the unique characteristics of laser light to achieve precise and efficacious therapeutic effects, often in a non-invasive manner.  The precise color, concentration, and controllability of different types of laser light provide for the delivery of a wide range of specialized treatments.  First introduced in the 1960’s, the use of lasers for medical applications grew rapidly in the 1990’s as technical advances made medical lasers more effective and reliable.  Medical lasers today are used for numerous types of procedures falling into four broad categories: ophthalmic surgery, aesthetic and cosmetic procedures, general surgery, and dental procedures.  Candela competes solely within the growing market for lasers performing aesthetic and cosmetic procedures including:

•                  removal of unwanted hair from the face, legs, back, and other body areas

•                  treatment of rosacea, facial veins and leg veins, red birthmarks, scars, stretch marks, and warts

•                  facial rejuvenation and reduction in the appearance of fine lines and wrinkles

•                  removal of pigmented lesions such as age spots, freckles and tattoos

•                  treatment of acne and acne scars

•                  treatment of psoriasis

•                  treatment of Nevus of Ota and melasma

Lasers produce intense bursts of highly focused light to treat skin tissues.  A laser’s wavelength (color), energy level, spot size and pulse width (exposure time) are optimized for the specific treatment.  Hair removal and the treatment of various leg vein malformations require the deepest laser penetration for successful treatment while scars and red birthmarks (port wine stains and hemangiomas) require less laser penetration.  Pigmented lesions such as sun spots, liver spots and tattoos are typically surface conditions that require the least amount of penetration.  Different conditions may require the use of different types of lasers, and an active aesthetic and cosmetic practice addressing a broad range of laser procedures will need multiple lasers.

In the pioneering years of the cosmetic and aesthetic laser industry from the late 1980’s to the mid 1990’s, the market for laser procedures was focused on vascular conditions such as port wine stains and hemangiomas and the development of treatments for pigmented lesions, such as tattoos.  Equipment available in this period tended to be expensive, slow, and bulky. In addition, laser applications addressed the needs of relatively small patient populations, served by a narrow group of specialists.

The aesthetic and cosmetic laser industry is now in an era of broader-based growth.  The major factors converging to drive this growth are:

•                  the economics of practitioners in a difficult medical reimbursement environment

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

Managed care and reimbursement restrictions in the U.S. and similar constraints outside the U.S., such as socialized medicine, are motivating practitioners to emphasize aesthetic and cosmetic procedures that are delivered on a private, fee-for-service basis.  While cosmetic procedures were once the domain of plastic surgeons and dermatologists, reimbursement reductions coupled with the reliable revenue stream from private-pay procedures have piqued the interest of other specialties, including general practitioners, family care, obstetricians and gynecologists, and general and vascular surgeons.

Key technical developments required for the broader cosmetic laser markets relate to ease-of-use, speed, lower costs, safety, and effective elimination of undesirable side effects.  These factors are critical for broader segments of practitioners who wish to build aesthetic and cosmetic laser practices.  These factors are also important for minimizing the disruption of a patient’s normal routine and for building demand for procedures addressing very large patient populations.

Business Strategy

Candela continues to believe that a convergence of price, performance and technology is occurring in the aesthetic and cosmetic laser industry, driving market expansion.  We believe we have the necessary infrastructure in place to capitalize on this expansion.  Candela’s objective is to continue as the leading provider of aesthetic and cosmetic lasers by using its proprietary technology and expertise in light and tissue interaction, as well as by developing market-oriented products that utilize related technologies.  Our business strategy is focused on the following goals:

•                  increase penetration of our traditional customer base

•                  expand beyond our traditional customer base

•                  reduce product costs

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

Expand beyond our traditional customer base.  As reimbursement rates dropped over the past several years, many primary care physicians (family and general practice, OB/GYN) have begun to seek new services to offer to their patients.  Cosmetic laser procedures represent an ideal new service that is appealing to their patients, and adds a new “cash-pay” revenue stream to their practice.  Cosmetic laser procedures are safe, easy to perform.  As more primary care physicians realize that these procedures are safe and easy to perform, awareness of cosmetic laser procedures will continue to grow.

Reduce Product Costs.   We apply bottom-up engineering, focusing on each component to improve the performance of each device while reducing its size, complexity, and cost.  We believe our approach leads to lasers with fewer parts and greater manufacturing efficiency, resulting in lower production costs, which enables us to offer more reliable products at more affordable prices.

Expand Our Direct Domestic Distribution Channels.   North America presently represents almost 50% of our sales and is the largest single geographic market for our products.  We continue to upgrade our U.S. direct sales force to better address the needs of our traditional core markets.

Expand Our International Distribution Channels.   Outside of the U.S., we continue to strengthen our long-standing positions in Europe and Japan and are seeking to expand our markets in Asia and Latin and South America.  We currently have direct sales offices in Madrid, Frankfurt, Paris, Bangkok, Osaka, Nagoya and Tokyo. Over the past year we increased the number and improved the quality of our international independent distributor channel.  We currently utilize 52 independent distributors in 64 countries.

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

The Market for Aesthetic and Cosmetic Lasers

Our traditional customer base for aesthetic and cosmetic lasers consists of dermatologists and plastic and cosmetic surgeons.  In addition, other practitioner groups are emerging as potential customers, including general practitioners, obstetricians, gynecologists, and general and vascular surgeons.  In the U.S., according to the American Medical Association and various professional societies, there are approximately 10,000 dermatologists, 8,000 plastic and cosmetic surgeons and 11,000 ear, nose and throat specialists.  Practitioners in other specialties that are beginning to buy aesthetic and cosmetic lasers include 70,000 general practitioners, 35,000 obstetricians and gynecologists, and 28,000 general and vascular surgeons.  In addition, the aesthetic and cosmetic laser market includes non-medical practitioners, notably electrologists, of which there are an estimated 6,000 in the U.S.

The end markets for cosmetic laser procedures encompass broad and growing patient groups, including aging “baby boomers” as well as younger age groups.  According to the U.S. Census Bureau, at the end of 1998 the number of “baby boomers” in the 35 to 54 age range was approximately 80 million, representing more than 29% of the total U.S. population.  This large population group has exhibited a strong demand for aesthetic and cosmetic procedures.  We believe that as the cost of treatments decreases and the popularity of laser cosmetic procedures such as hair removal increases, the target market for these procedures will expand beyond the baby boomers to include a broad range of women and men aged 17 to 65. Demographic factors similar to the U.S. underlie the growth of the aesthetic and cosmetic laser market outside of the U.S. as well.

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

Before the advent of laser hair removal, electrolysis was the only method available for the long-term removal of body hair.  Electrolysis is a process in which an electrologist inserts a needle directly into a hair follicle and activates an electric current in the needle, which disables the hair follicle.  The tiny blood vessels in each hair follicle are heated and coagulated, presumably cutting off the blood supply to the hair matrix, or are destroyed by chemical action depending upon the modality used.  The success rate for electrolysis is variable depending upon the skill of the electrologist and always requires a series of treatments.  Electrolysis is time-consuming, expensive and sometimes painful.  There is also some risk of skin blemishes and a rising concern relating to needle infection.  Because electrolysis requires that each hair follicle be treated separately and can only treat visible hair follicles, the treatment of an area as small as an upper lip may require numerous visits at an aggregate cost of up to $1,000.  The American Electrology Association estimates that approximately one million people per year undergo electrology procedures.  Although we believe the large majority of all electrolysis treatments are for facial hair, the neck, breasts and bikini line are also treated.  Because hair follicles are disabled one at a time, electrolysis is rarely used to remove hair from large areas such as the back, chest, abdomen, and legs.   We believe lasers enable the practitioner to address a potentially larger market than electrolysis by treating a larger area of the body more quickly and with better results.

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

Skin Rejuvenation:  Skin rejuvenation is one of the fastest growing segments of the aesthetic laser market. A significant percentage of the population suffers from fine lines and wrinkles or older looking skin as a result of the normal aging process. This is the primary group of candidates for non-ablative laser treatment. While the market for skin rejuvenation is greatest in the U.S., significant opportunities abound in international markets where there is an aging demographic, such as Japan, or a high prevalence of photodamaged skin, such as Australia and Latin/South America.

Acne:  Patients have expressed dissatisfaction with existing therapies for acne and acne scarring. These therapies include the following: dermabrasion, ablation, excision, chemical peeling and injections of filler materials. According to a direct survey of patients, these therapies have minimal efficacy, require long recovery periods and, in most cases, do not meet patient expectations.

The majority of acne scar patients that seek treatment decide not to undertake a procedure. A more effective alternative for acne treatment is laser therapy. The Smoothbeam laser employs a combination of laser light at 1450 nm and cryogen spray to heat the dermis, sebaceous glands, and associated structures within the dermis—without damaging the epidermis. The thermal injury alters the structure of the sebaceous glands, the root cause of acne lesions, resulting in more effective and longer-lasting acne clearance. In the treatment of acne scars, the laser initiates deposition of new collagen to raise depressions in the skin, reducing the appearance of acne scars. Over a series of treatments, new collagen can fill in and soften the appearance of acne scars.

Psoriasis:  The National Psoriasis Foundation estimates that psoriasis afflicts more than 7 million Americans and that between 150,000 and 260,000 new cases are diagnosed each year.  Candela received FDA clearance in 2001 to market a pulsed dye laser for the treatment of psoriasis.  This laser specifically treats recalcitrant psoriatic plaque safely and effectively and began shipping during fiscal year 2002.

Candela’s Products

We research, develop, manufacture, market, sell and service lasers used to perform procedures addressing patients’ aesthetic, medical and cosmetic concerns.  We offer a comprehensive range of products based on proprietary technologies.  Our products focus on the major aesthetic and cosmetic laser applications including:

•                  hair removal

•                  non-invasive treatment of facial and leg veins and other benign vascular lesions

•                  treatment of rosacea

•                  removal of benign pigmented lesions such as age spots and tattoos

•                  treatment of scars and stretch marks

•                  wrinkle reduction

•                  treatment of acne and acne scars

•                  treatment of psoriasis

•                  other skin treatments

Laser technology forms the basis for most of our products.  Our patented technology uses thermal energy generated by an intense pulsed laser light source to selectively eliminate unwanted skin blemishes without damaging the surrounding healthy tissue, and to remove facial or other unwanted hair throughout the body.  Candela’s objective is to remain as the leading provider of aesthetic and cosmetic lasers by continually striving to develop smaller, faster, and less expensive devices. Candela has been a pioneer in the laser industry.  From the start, our mission has been to lead the way in the development of innovative laser products.  Significant innovations include:

Dynamic Cooling Device.  The Dynamic Cooling Device (“DCD”) selectively cools only the top layer of the skin, while leaving the targeted underlying hair follicle, vein or other structure at normal temperature.  As a result, higher levels of laser energy can be delivered during treatment, while minimizing thermal injury, pain, and the inconvenience associated with anesthetics. The design of the hand-held DCD enables the practitioner to clearly see the area being treated, and the combined efficiency of the lasers and DCD reduces the risks of over treatment. The DCD delivers just the right amount of cooling quickly and consistently. Currently, DCD is available as an option on several Candela laser systems.

GentleLASE Family. The GentleLASE is a high-energy, long-pulse solid-state laser that generates laser light in the near infrared wavelength range.  It is used for both hair removal and the treatment of large (1mm or larger) leg veins.  The technology incorporated in the GentleLASE uses intense pulsed light energy directed through an Alexandrite rod, which achieves selective heating while keeping the temperature of the skin below its damage threshold.  The longer Alexandrite laser wavelength enables the GentleLASE to penetrate skin surfaces deeper than traditional Ruby lasers, and the large spot size (18mm) is the industry’s largest. The basic GentleLASE was recently re-introduced with new advanced features including a smaller, more transportable size.

Hair removal typically requires three to five treatments to achieve efficacious results due to the growth cycle of hair follicles.  A typical treatment can range from approximately $200 for an upper lip and chin procedure to as much as $1,000 per treatment for the back or chest.

The other systems of the GentleLASE family are the GentleLASE Limited Edition™, our most affordable hair removal laser, and the GentleYAG™, a high energy long pulse Nd:YAG laser, designed for the removal of unwanted hair and leg veins for darker and tanned skin. The GentleLASE and GentleYAG lasers are currently cleared to treat unwanted hair on all skin types, vascular and pigmented lesions, and wrinkles.

Vbeam. The Vbeam delivers the safety and efficacy of the clinically proven pulsed dye laser (PDL) while minimizing the problematic side effects of postoperative bruising, commonly referred to as purpura.  It features Candela’s patented Dynamic Cooling Device to protect the epidermis.  The system comes in a choice of four colors, an industry first, and is priced very competitively. The Vbeam provides treatment of facial spider veins, port wine stains, leg telangiectasias, hemangiomas, poikiloderma, rosacea, scars, warts, stretch marks, vulvodynia, and other vascular abnormalities in adults, children and infants.  The Vbeam’s user-adjustable laser pulse duration (0.45-40msec) features Candela’s ultra-long pulse duration, the longest offered in a dye laser.  Most treatments of vascular lesions cost between $300 and $800, depending on the length and the type of procedure.  The combination of Vbeam and GentleLASE offers the capability to treat a majority of leg veins in patients.  A predecessor product to Vbeam, the SPTL-1b, is currently marketed in Japan, pending Ministry of Health approval of the Vbeam. The Vbeam was initially cleared by the FDA for marketing in the U.S. in January 2000, and has since received additional clearance for the treatment of wrinkles.

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

Smoothbeam.  Introduced in March 2001, the Smoothbeam diode laser heats collagen in the upper dermis, stimulating new collagen deposition for the improvement of wrinkles and acne scars. The system is small, easily portable and available in four unique colors to ideally complement the practice environment. Candela has received FDA clearance for the marketing of the Smoothbeam for the treatment of wrinkles, acne, and acne scars. The Smoothbeam laser employs laser light at 1450 nm to heat the dermis, sebaceous glands, and associated structures within the dermis in combination with cryogen spray to cool and protect the epidermis. The thermal injury alters the structure of the sebaceous glands, the root cause of acne lesions, resulting in more effective and longer-lasting acne clearance.

C-beam. Introduced in February 2002, the C-beam is a pulsed dye laser used for the treatment of psoriasis, wrinkles and surgical scars.  The system has a very low risk profile; moreover, it is small in size, affordable, and offers effective results from just a few treatment sessions.

Sales and Distribution

We market and sell our products in more than 64 countries worldwide. Separate regional executives in North America, Latin and South America, Japan, Asia, Europe and the Middle East manage our marketing, selling and service activities through a combination of direct personnel and a network of independent distributors.

The mix of direct sales and distributor sales varies by region. Generally, our distributors enter into a 2-3 year exclusive agreement during which they typically agree not to sell our competitors’ products.  Our sales strategy is to choose the most productive and practicable distribution channel within each of our geographic markets.

We sell products in the U.S. primarily through our direct sales force to our traditional customer base of dermatologists and plastic and cosmetic surgeons. Outside the U.S. we sell our products in Western Europe, Japan, Latin and South America, the Middle East, and the Pacific Rim through direct sales offices and distribution relationships.  We have a total of 75 employees in our direct sales offices in Madrid, Frankfurt, Bangkok, Paris, Tokyo, Nagoya and Osaka.  We have established distribution relationships throughout Europe, Japan, Africa, Latin and South America, and the Middle East.  Outside the U.S. we currently utilize 52 distributors in 64 countries.  Refer to Note 9 of our Consolidated Financial Statements for additional financial information about segments and geographical areas.

The following chart shows data relating to Candela’s international activities during each of the last three fiscal years by geographic region.  Revenue generated from regions other than the U.S. includes sales from Candela’s German, Spanish, French, and Japanese subsidiaries, as well as sales shipped directly to international locations from the U.S.

Revenues:	July 3, 2004	June 28, 2003	June 29, 2002
(000)

United States and Canada	$49,915	$37,755	$25,942
Japan and the Far East	26,666	23,483	20,157
Europe	26,525	16,685	11,693
United States shipments to other regions	1,332	728	896

Total Revenue	$104,438	$78,651	$58,688

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

Our expenditures on research and development are set forth in Item 7.

Customers

We currently sell our products primarily to physicians.  The majority of our customers choose to finance their purchases through independent leasing companies. Our sales are not dependent on any single customer or distributor, and Candela continues to expand its distribution channel in the U.S. through a direct sales force. Our customers are located in more than 64 countries.  We continue to target the estimated 6,000 electrologists in the U.S. as potential customers for GentleLASE for hair removal, positioning GentleLASE as an adjunct to traditional electrolysis methods.

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

•                  respond to competitive developments and technological changes

•                  manufacture our products at lower cost

•                  retain a highly qualified research and engineering staff

•                  provide sales and service to a worldwide customer base

•                  improve product reliability

Proprietary Rights

We have several U.S. and foreign patents and have four U.S.and one foreign patent applications pending to protect our rights in certain technical aspects of our hair removal, benign vascular lesion, pigmented lesion, and other laser systems.  The expiration dates for our issued U.S. patents range from December 8, 2006 to December 6, 2019.

In addition to our portfolio of patents issued and pending, we license patented technology from third parties.  We use DCD under a license agreement to patent rights owned by the Regents of the University of California (“Regents”).  In August 2000 we entered into an agreement to amend the license agreement whereby in exchange for an exclusivity fee of approximately $1.7 million, which was prepaid in full, Candela obtained exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch, Inc (“Cool Touch”)) in the following fields of use:  procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal.  Cool Touch obtained a license to the DCD on a co-exclusive basis with Candela, in certain narrower fields of use.  Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of Candela.  Candela is entitled to one-half of all royalty income payable to the Regents from Cool Touch.  Under the amended agreement, Candela no longer is required by the Regents to negotiate sublicenses to third parties.  However, Candela is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use.

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

Government Regulation

FDA’s Premarket Clearance and Approval (“PMA”) Requirements.   Unless an exemption applies, each medical device that we wish to market in the U.S. must receive either “510(k) clearance” or PMA in advance from the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act.  The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can last longer.  The process of obtaining PMA approval is much more costly, lengthy, and uncertain and generally takes from one to three years or even longer.  We cannot be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria.  These criteria include the level of risk that the agency perceives is associated with the device and a determination whether the product is a type of device that is similar to devices that are already legally marketed.  Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a pre-market notification requesting 510(k) clearance, unless an exemption applies.  The pre-market notification must demonstrate that the proposed device is “substantially equivalent” in intended use and in safety and effectiveness to a legally marketed “predicate device” that is either in class I, class II, or is a “pre-amendment” class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not yet decided to require PMA approval.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance.  The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to submit a pre-market notification requiring 510(k) clearance.  The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained.  We have modified some of our 510(k) cleared devices, but have determined that, in our view, new 510(k) clearances are not required.  We cannot be certain that the FDA would agree with any of our decisions not to seek 510(k) clearance.  If the FDA requires us to seek 510(k) clearance for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.

Devices deemed by the FDA to pose the greatest risk such as life-sustaining, life-supporting, or implantable devices, or deemed not substantially equivalent to a legally marketed predicate device, are placed in class III.  Such devices are required to undergo the PMA approval process in which the manufacturer must prove the safety and effectiveness of the device to the FDA’s satisfaction.  A PMA application must provide extensive pre-clinical and clinical trial data and also information about the device and its components regarding, among other things, manufacturing, labeling, and promotion. After approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling, or its manufacturing process.

A clinical trial may be required in support of a 510(k) submission or PMA application. Such trials generally require an Investigational Device Exemption (“IDE”) application approved in advance by the FDA for a limited number of patients, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements.  The IDE application must be supported by appropriate data, such as animal and laboratory testing results.  Clinical trials may begin once the IDE application is approved by the FDA and the appropriate institutional review boards are at the clinical trial sites.

To date, the FDA has deemed our products to be class II devices eligible for the 510(k) clearance process.  We believe that most of our products in development will receive similar treatment.  However, we cannot be certain that the FDA will not deem one or more of our future products to be a class III device and impose the more burdensome PMA approval process.

Pervasive and Continuing FDA Regulation.  A host of regulatory requirements apply to marketed devices such as our laser products, including labeling regulations, the Quality System Regulation (which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures), the Medical Device Reporting regulation (which requires that manufacturers report to the FDA certain types of adverse events involving their products), and the FDA’s general prohibition against promoting products for unapproved or “off label” uses.  Class II devices such as ours also can have special controls such as performance standards, post-market surveillance, patient registries, and FDA guidelines that do not apply to class I devices. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition, and results of operations.

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

Foreign Regulation.  International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country.  The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.  Companies are now required to obtain the CE Mark prior to sale of certain medical devices within the European Union (“EU”).  During this process, the sponsor must demonstrate compliance with ISO manufacturing and quality requirements.

Candela and its products may also be subject to other federal, state, local, or foreign regulations relating to health and safety, environmental matters, quality assurance, and the like.  Candela’s compliance with laws that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment does not have a material effect on its ongoing operations.  Candela has not made any material expenditures for environmental control facilities.

Product Liability and Warranties

Our products are generally covered by a one-year warranty, with an option to purchase extended warranty contracts at the time of product sale or service contracts after the time of sale, except for our Vbeam product which is covered by a standard three-year warranty.  We set aside a reserve based on anticipated standard warranty claims.  We believe such reserves to be adequate, but in the event of a major product problem or recall, such reserves may be inadequate to cover all costs, and such an event could have a material adverse effect on our business, financial condition, and results of operations.

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

The Skin Care Centers

In 1996, we began an effort to own and operate skin care centers offering cosmetic laser treatments utilizing our equipment along with other cosmetic services traditionally offered by high-end spas.  We pursued this strategy by purchasing an operating spa in Boston in 1996.  In March 1997, we opened a new facility in Scottsdale, Arizona, with no pre-existing customer base.   We subsequently decided to reduce our focus on our skin care center efforts.  We closed our Scottsdale facility in 1997. We have subleased the Scottsdale facility as of the third quarter of fiscal 2002. The remaining spa in Boston was closed in September of 2003.

Applied Optronics

On January 8, 2003, the Company acquired substantially all of the assets of Applied Optronics, the diode division of Schwartz Electro-Optics, Inc. Applied Optronics was a leading manufacturer of high-powered, pulsed and CW lasers, and was a component supplier to the OEM market that serves a variety of industries including the military, medical, industrial, research and robotics fields. Applied Optronics was the lead supplier of the diodes for the Company’s Smoothbeam diode laser system. The Applied Optronics operation, located in South Plainfield, New Jersey, generates revenue from diode sales to third-party customers.

Employees

As of July 3, 2004, we employed 290 people in the following areas of our organization:

•                  29 in research, development, and engineering

•                  58 in manufacturing and quality assurance

•                  38 in service positions

•                  49 in sales and marketing

•                  41 in finance and administrative positions and all others

•                  75 in our international sales and service subsidiaries

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We have completed our assessment of this interpretation and determined that we are not party to any variable interest entities as of July 3, 2004.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” The statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities that are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

Available Information

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the Securities and Exchange Commission may be obtained through the Investor Relations section of our website at www.candelalaser.com/ir_corp.asp as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information on our Investor Relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 2.  Properties.

We lease a facility totaling approximately 35,000 square feet for our operations in Wayland, Massachusetts, which is located approximately 20 miles west of Boston.  The lease on this facility was amended in April 2003 to extend the expiration date to March 2008. We also lease a 12,000 square foot facility in South Plainfield, New Jersey for our diode operation. This lease ends on October 31, 2008. Candela’s management believes that its current facilities are suitable and adequate for our near-term needs.

Candela’s subsidiaries currently lease the following facilities:

•                  Candela Skin Care Center of Scottsdale, Inc., 7,555 square feet located in Scottsdale, AZ.  The lease on this facility is for a period of ten years, expiring on June 30, 2006, with a provision for two five-year extensions. On November 1, 2001, the Scottsdale facility was subleased, although sublease payments did not begin until April 2002. As part of the sub-lease agreement, Candela will pay one month of rent in each of fiscal years 2003, 2004 and 2005. Future rent payments have been accounted for in our restructuring reserve.

•                  Candela Skin Care Center of Boston, Inc., 20,728 square feet located in Boston, MA.  The lease on this facility is for a period of 15 years, and commenced on June 1, 1994.  Future rent payments have been accounted for in our restructuring reserve.

•                  Candela KK. – Tokyo office. The lease on 400, and 72 square meters of space, expires on May 23, 2005, and September 16, 2006, respectively.

•                  Candela KK – Osaka office. The lease on this 97 square meter facility is for a period of 2 years, expiring on Jan 31, 2005.

•                  Candela KK – Nagoya office. The lease on this 49 square meter facility is for a period of 1 year, expiring on November 14, 2004.

•                  Candela KK – Fukuoka office. The lease on this 56 square meter facility is for a period of 2 years, expiring on September 30, 2005.

•                  Candela Iberica, S.A..  The lease on this 367 square meter facility located in Madrid, Spain is for a period of three years and expires on December 31, 2006.

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

Item 3.  Legal Proceedings.

The Company has an Amended and Restated License Agreement (the “License”) with The Regents of the University of California (“The Regents”) pursuant to which the Company licenses certain patent rights to its dynamic cooling device (“DCD”) from The Regents.  The Company sells its DCD as a component part of its Smoothbeam (®) laser system and as an accessory to its other laser systems.  In April of 2004, The Regents issued a notice of default under the License, asserting, among other things, that the Company is in breach of the License for the alleged failure to make required royalty payments and to make required disclosures.  The Regents’ April notice asserted that the total underpaid royalties, interest and other charges for the period from August of 2000 through September 2003 are $1,128,000.  The Regents issued a subsequent notice of default, dated June 30, 2004, relating to the quarterly periods ended December 27, 2003 and March 27, 2004, for which The Regents asserted that the Company underpaid royalties amounting to $1,350,000.  The Company and The Regents differ in their respective interpretations of which products sold by Candela give rise to a royalty-bearing obligation to The Regents.  The Company believes it has made all payments it was required to make.

Under the License, disputes are to be settled by binding arbitration through a mutually acceptable single arbitrator.  On June 14, 2004, the Company filed a Demand for Arbitration to adjudicate the differing interpretations of the License Agreement held by the Company and The Regents.  On July 8, 2004, The Regents filed their response and counterclaim for breach of contract and declaratory relief.  Candela deposited approximately $1.0 million in June of 2004, and an additional $1.0 million in August of 2004, into an escrow fund to be paid in whole or in part to the Company or The Regents as determined by the arbitrator.  As a result of the establishment of the escrow fund, The Regents will not terminate or purport to terminate the License Agreement based on any alleged breach by Candela related to any matter now before the arbitrator.  A final decision of the arbitrator in this matter is presently expected to be delivered during the second quarter of fiscal 2005.

From time to time, we are a party to various legal proceedings incidental to our business.  Except for the pending arbitration proceedings with The Regents, we believe that none of the legal proceedings that are presently pending, if adversely decided to the Company, will have a material adverse effect upon our financial position, results of operations, or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters.

Candela’s common stock trades on The NASDAQ National Market under the symbol “CLZR.”

At September 9, 2004, there were approximately 313 holders of record of our common stock and the closing sale price of our common stock was $10.93.

The following table sets forth quarterly high and low closing sales prices of the common stock for the indicated fiscal periods. These prices have been adjusted from historic levels to reflect the effect of the Company’s two-for-one stock split implemented in the third quarter of 2004:

	High	Low
Fiscal 2004
First Quarter	$8.585	$5.745
Second Quarter	10.975	6.335
Third Quarter	14.200	9.035
Fourth Quarter	17.130	8.840

Fiscal 2003
First Quarter	$2.875	$1.815
Second Quarter	3.475	1.950
Third Quarter	4.940	3.005
Fourth Quarter	6.400	4.000

Dividend Policy

We have never paid a cash dividend and have no present intention to pay cash dividends in the foreseeable future.  The Board of Directors currently intends to retain any future earnings for use in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 for information regarding securities authorized for issuance under equity compensation plans.

Item 6.  Selected Consolidated Financial Data.

The table set forth below contains certain consolidated financial data for each of the last five fiscal years of Candela.  This data should be read in conjunction with the detailed information, financial statements and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	For the Year Ended
(in thousands, except per share data)	July 3, 2004	June 28, 2003	June 29, 2002	June 30, 2001	July 1, 2000
		(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Statement of Operations Data:
Revenue:
Lasers and other products	$87,965	$68,072	$45,957	$48,375	$60,340
Product related service	16,473	10,579	12,731	12,498	11,320
Total revenue	104,438	78,651	58,688	60,873	71,660

Cost of sales:
Lasers and other products	36,413	30,641	20,396	21,208	22,703
Product related service	14,860	7,992	11,205	7,676	6,802
Total cost of sales	51,273	38,633	31,601	28,884	29,505

Gross profit:	53,165	40,018	27,087	31,989	42,155

Operating expenses:
Research and development	5,302	4,545	4,644	5,575	4,822
Selling, general and administrative	33,978	24,519	24,832	21,064	19,686
Total operating expenses	39,280	29,064	29,476	26,639	24,508

Income (loss) from operations:	13,885	10,954	(2,389)	5,350	17,647

Other income (expense):
Interest income	308	651	546	1,652	1424
Interest expense	(19)	(218)	(476)	(438)	(471)
Other income (expense), net	924	(44)	487	31	242
Total other income (expense)	1,213	389	557	1,245	1,195

Income (loss) from continuing operations before income tax:	15,098	11,343	(1,832)	6,595	18,842

Provision for (benefit from) income taxes	4,586	3,516	(421)	2,387	3,767

Income (loss) from continuing operations	10,512	7,827	(1,411)	4,208	15,075

Discontinued operations:
Loss from discontinued skin care center operations of $473, $1468, $964, $2635 and $639 less income tax benefit of $175, $455, $221, $953 and $128 respectively	(298)	(1,013)	(743)	(1,682)	(511)
Loss on closure of skin care center of $3,348 less income tax benefit of $1,253	(2,095)
Net income (loss)	$8,119	$6,814	$(2,154)	$2,526	$14,564

Net income (loss) per share of common stock
Basic:
Income from continuing operations	.48	.39	(.07)	.19	.69
Loss from discontinued operations	(.11)	(.05)	(.04)	(.07)	(.02)
Net income (loss)	.37	.34	(.11)	.12	.67
Diluted:
Income from continuing operations	.46	.38	(.07)	.18	.62
Loss from discontinued operations	(.10)	(.05)	(.04)	(.07)	(.02)
Net income (loss)	.36	.33	(.11)	.11	.60

Basic weighted average shares outstanding	21,902	20,083	20,106	21,856	21,864
Diluted weighted average shares outstanding	22,712	20,645	20,106	23,042	24,380

	For the Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002	June 30, 2001	July 1, 2000
		(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$37,139	$31,813	$19,657	$32,127	$34,764
Working capital	61,387	47,307	35,642	61,836	45,980
Total assets	100,479	80,501	67,130	72,718	71,151
Long-term debt	—	—	2,115	2,815	3,034
Total stockholders’ equity	66,769	53,348	40,853	46,975	48,562
Total liabilities and stockholders’ equity	100,479	80,501	67,130	72,718	71,151

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend” and other similar expressions, constitute forward-looking statements.  These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Cautionary Statements” as well as other risks and uncertainties referenced in this Annual Report on Form 10-K.

Overview

We research, develop, manufacture, market, sell and service lasers used to perform aesthetic and cosmetic procedures.  We sell our lasers principally to medical practitioners.  Candela markets its products directly and through a network of distributors to end users.  Our traditional customer base includes plastic and cosmetic surgeons and dermatologists.  More recently, we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists, and general and vascular surgeons.  We derive our revenue from the sale of lasers and other products, and the provision of product related services.

We sell products in the U.S. through our direct sales force to our traditional customer base of dermatologists and cosmetic surgeons.  Outside the U.S. we sell our products in Western Europe, Japan, Latin and South America, the Middle East, and the Pacific Rim through seven direct sales offices and more than 50 independent distributors.

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

International revenue, consisting of sales from our subsidiaries in Germany, France, Spain, and Japan, and sales shipped directly to international locations from the U.S., during the fiscal years ended July 3, 2004, June 28, 2003, and June 29, 2002 represented 52%, 53% and 55% of total sales, respectively.

Our fiscal year consists of the 52 or 53-week period ending on the Saturday closest to June 30 of each year.  The years ended July 3, 2004, June 28, 2003 and June 29, 2002 contained 53, 52 and 52 weeks, respectively.

Discontinued Operations

In June 1996, we began an effort to own and operate skin care centers offering cosmetic laser treatments utilizing our equipment, along with providing other cosmetic services traditionally offered by high-end spas.  We pursued this strategy by purchasing an existing spa in Boston in 1996 and by opening a new skin care center in Scottsdale, Arizona in March 1997.  We subsequently decided to reduce our focus on our skin care center efforts and to renew our commitment to our core aesthetic and cosmetic laser business.  During fiscal 1998, we closed the Scottsdale facility. During the quarters ended December 27, 1997 and June 30, 2001, the Company recorded combined restructuring charges of $3,721,000 related to this closure and was subsequently able to reverse a substantial portion of this charge due to the Company’s ability to secured a sublease for the Scottsdale facility. Per the sublease agreement, the sublessee will pay all costs associated with the facility through the end of the lease term ending June 2006.  The sublessee commenced making payments to the landlord on behalf of the Company on April 1, 2002.

In September 2003 we initiated a plan to close our only remaining skin care center. The closure was accounted for as a discontinued operation in accordance with APB 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, in the fiscal quarter ended September 27, 2003 we recorded a $2,095,000 charge for the accrual of $3,000,000 of future occupancy costs and $348,000 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,253,000. In addition, all prior period financial statements have been restated to reflect skin care centers operations as discontinued.

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

Revenue Recognition.   Our policy is to recognize revenue upon shipment of our products to our customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”, issued by the Securities and Exchange Commission.  Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until collectibility is reasonably assured.

Allowance for Doubtful Accounts.   Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of customers when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available.

As of July 3, 2004, our accounts receivable balance of $34.3 million is reported net of allowances for doubtful accounts of $1.5 million. We believe our reported allowances at July 3, 2004, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made.

Inventory Reserves.   As a designer and manufacturer of high technology equipment, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of July 3, 2004, our inventory of $13.6 million is stated net of inventory reserves of $1.4 million. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Product Warranties. Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at July 3, 2004, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

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

As disclosed in Legal Proceedings, the Company has moved to arbitrate the varying contract interpretations held by itself on the one hand and The Regents of the University of California (“The Regents”) on the other hand.  While a final decision of the arbitrator is pending, the Company established an escrow fund into which it deposited approximately $1.0 million in the fourth quarter of fiscal 2004, and an additional $1.0 million in the first quarter of fiscal 2005, to resolve claims under the Amended and Restated License Agreement (the “License”) between the Company and The Regents.  Amounts paid into the escrow fund will be paid in whole or in part to the Company or The Regents as determined by the arbitrator.  If the arbitrator were to find in The Regents’ favor on all matters, the Company would need to pay an additional amount in excess of the total amount in the escrow fund which could amount to the payment of $0.5 million or more and the Company would also face increased royalty expense in future periods since a royalty would be due on products that the Company currently believes are not subject to royalty payments.  The $1.0 million deposited in the escrow fund in the fourth quarter of fiscal 2004 has been included in Other Assets on the accompanying 2004 balance sheet, and no expense has or will be recorded with respect to the escrow fund or any additional contingent liabilities while the matter is being arbitrated.

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

Taxes.  In accordance with SFAS No. 109, “Accounting for Income Taxes,” we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Realization is dependent on the generation of sufficient taxable income in future years.  Management continually evaluates the need for a valuation allowance for deferred tax assets based on the probability of realization determined by expectations for future taxable income and other factors. Although realization is not assured, based on available evidence, management believes it is more likely than not that the full amount of the net deferred tax asset will be realized.  However, the amount realizable could be reduced if estimates of future taxable income are reduced.

Results of Operations

The following tables set forth selected financial data for the periods indicated, expressed as a percentage of total revenue.

	For the Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
		(Restated)	(Restated)
Consolidated Statement of Operations Data:
Revenue Mix:
Lasers and other products	84.2%	86.6%	78.3%
Product related service	15.8%	13.4%	21.7%
Total revenue	100.0%	100.0%	100.0%

Operating Ratios:
Gross profit:
Lasers and other products	49.4%	47.6%	43.6%
Product related service	1.5%	3.3%	2.6%
Total gross profit	50.9%	50.9%	46.2%

Operating expenses:
Research and development	5.1%	5.8%	7.9%
Selling, general & administrative	32.5%	31.2%	42.3%
Total operating expenses	37.6%	37.0%	50.2%

Income (loss) from continuing operations	13.3%	13.9%	-4.1%

Total other income (expense)	1.2%	0.5%	1.0%
Income (loss) from continuing operations before income taxes	14.5%	14.4%	-3.1%

Provision for (benefit from) income taxes	4.4%	4.4%	-0.6%
Net income (loss) from continuing operations	10.1%	10.0%	-3.7%

Fiscal Year Ended July 3, 2004 Compared to Fiscal Year Ended June 28, 2003

Revenue.   Total revenue increased $25.7 million, or 33% to $104.4 million in fiscal 2004 from $78.7 million in fiscal 2003. Increases in unit sales and the growth in popularity of our YAG and GentleLase systems accounted for the increase. We sold approximately 440 additional laser systems during fiscal 2004 as compared to 2003 with an average selling price roughly equivalent to that of the prior year. International revenue, consisting of sales from our subsidiaries in Germany, Spain, France and Japan, and sales shipped directly to international locations from the U.S., increased $14.6 million over the prior year and accounted for 52% of total revenue for fiscal 2004 in comparison to 51% for fiscal 2003. Of the $14.6 million increase approximately $3.0 million was related to favorable currency fluctuations.  Product-related service revenue increased 56% to $16.5 million in fiscal 2004 from $10.6 million in fiscal 2003. This increase was consistent with the increase in systems sold over the past few years and the need for general maintenance and parts on these systems.

Gross Profit.   Gross profit increased $13.2 million to $53.2 million or 51% of revenue in fiscal 2004 from $40.0 million or 51% of revenue in fiscal 2003 as a direct result of the increase in sales. Gross profit on lasers and other products increased $14.1 million or 38% to $51.6 million or 49% of revenue in fiscal 2004 from $37.4 million or 48% of revenue in fiscal 2003.  Gross profit on product related services in fiscal 2004 decreased $1.0 million to $1.6 million or 2% of revenue compared to $2.6 million or 3% of revenue for fiscal 2003. The decrease in gross profit on product related services is due primarily to an increase in products under warranty associated with Vbeam and GentleLase product sales and a corresponding decrease in the number of systems on service contracts.

Research and Development Expense.   Research and development spending increased slightly for fiscal 2004 over fiscal 2003 due to more active projects ongoing. This increase accounted for approximately $0.8 million in additional expense, but as a percentage of total revenue this category decreased almost a full percentage point from the prior year.

Selling, General and Administrative Expense.   Selling, general and administrative expense increased to $33.9 million or 33% of revenue during fiscal 2004 compared to $24.5 million or 31% during fiscal 2003. The increase in selling, general and administrative expenses is due primarily to the payment of additional bonus and commission amounts due to overachievement of planned targets by our sales force coupled with the implementation of Sarbanes Oxley control and reporting requirements.

Other Income/Expense.   For the fiscal year ended July 3, 2004, total other income increased $0.8 million to $1.2 million, from $0.4 million for the fiscal year ended June 28, 2003.  Interest income decreased $0.3 million from the prior year to $0.3 million primarily as a result of the absence during the current period of interest payments of $0.4 million received from the PSS settlement in the prior year, partially offset by higher cash balances invested throughout the fiscal year. Interest expense was negligible for 2004 due to the retirement of our long-term debt in fiscal 2003 leading to a comparative gain of $0.2 million over the prior year. Other income increased $1.0 million in fiscal 2004 as compared to fiscal 2003 due primarily to an insurance reimbursement of approximately $0.5 million for stolen merchandise at our German subsidiary, period gains on subsidiary transactions of approximately $0.2 million, and the timing of an investment distribution.

Income Taxes. The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company.  The Company recorded a 30% effective tax rate for the year ended July 3, 2004 compared to a 31% effective tax rate for the year ended June 28, 2003. The provision for income taxes for the year ended July 3, 2004, includes a tax provision calculated for taxable income generated in Japan and Spain at rates in excess of the U.S. statutory tax rate.

Fiscal Year Ended June 28, 2003 Compared to Fiscal Year Ended June 29, 2002

Revenue.   Total revenue increased 34% to $78.7 million in fiscal 2003 from $58.7 million in fiscal 2002. International revenue, consisting of sales from our subsidiaries in Germany, Spain, France and Japan, and sales shipped directly to international locations from the U.S., was 52% of total revenue for fiscal 2003 in comparison to 56% for fiscal 2002.  Laser and product revenue increased 48% to $68.1 million in fiscal 2003 from $46.0 million in fiscal 2002.  Increases in unit sales and the average selling price of the GentleLASE, Smoothbeam and Vbeam products were responsible for the increase in laser and other product revenue from fiscal 2002 to 2003.  Product-related service revenue decreased 17% to $10.6 million in fiscal 2003 from $12.7 million in fiscal 2002 due primarily to an increase in the number of lasers covered by extended warranties and a corresponding decrease in the number of lasers covered by service contracts.

Gross Profit.   Gross profit increased to $40.0 million or 51% of revenue in fiscal 2003 from $27.1 million or 46% of revenue in fiscal 2002 mainly as a result of the increase in sales of lasers and other products. Gross profit on lasers and other products increased 46% to $37.4 million or 48% of revenue in fiscal 2003 from $25.6 million or 44% of revenue in fiscal 2002.  Gross profit on product related services in fiscal 2003 increased to $2.6 million or 3.3% of revenue compared to $1.5 million or 2.6% of revenue for fiscal 2002. The increase in gross profit on product related services is due primarily to a decrease in warranty costs associated with the Vbeam products. The decrease in Vbeam warranty costs was largely due to the one-time replacement of a component of the system during fiscal 2002 that did not reoccur in fiscal 2003.

Research and Development Expense.   Research and development spending for fiscal 2003 decreased 2% to $4.5 million from $4.6 million for fiscal 2002.

Selling, General and Administrative Expense.   Selling, general and administrative expense decreased 1% from $24.8 million in fiscal 2002 to $24.5 million in fiscal 2003.  The decrease in selling, general and administrative expenses is due primarily to the reimbursement of legal expense relating to the PSS dispute that was settled favorably in fiscal 2003. Selling, general and administrative expenses were 42% of revenue in fiscal 2002 compared to 31% for fiscal 2003.

Other Income/Expense.   For the fiscal year ended June 28, 2003, total other income declined to $0.4 million from $0.6 million for the fiscal year ended June 29, 2002.  Interest income increased from $0.5 million in fiscal 2002 to $0.6 million in fiscal 2003 due to interest payments of $0.4 million received from the PSS settlement offset by generally lower levels of cash invested at lower interest rates throughout the fiscal year. Interest expense decreased from $0.5 million in fiscal 2002 to $0.2 million in fiscal 2003 due primarily to the early retirement of our long-term debt in fiscal 2003. Other income (expense) decreased from $0.5 million income in fiscal 2002 to a $0.04 million expense in fiscal 2003 primarily as a result of charges resulting from the early retirement of our long-term debt.

Income Taxes. The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company.  The Company recorded a 31% effective tax rate for the year ended June 28, 2003 compared to a 23% effective tax rate for the year ended June 29, 2002. The benefit from income taxes for the year ended June 29, 2002, includes a tax benefit for taxable losses in the U.S. offset by a tax provision calculated for taxable income generated in Japan and Spain at rates in excess of the U.S. statutory tax rate.

Liquidity and Capital Resources

Cash provided by operating activities amounted to $1.1 million for fiscal 2004 as compared to $11.7 million for fiscal 2003. This decrease in cash provided by operating activities primarily reflects the timing of receivables collections and cash outlay for inventory during a strong sales cycle. Sales during the last 70 days of the quarter exceeded those of the same period in the prior year by approximately $6.6 million. We expect the collection of receivables to have a positive impact on cash during the first quarter of fiscal 2005. Cash used by investing activities remained relatively flat for the fiscal 2004, as the Company continued its conservative policy towards capital outlays for property, plant and equipment.  Cash provided by financing activities amounted to $4.7 million for the year ended July 3, 2004 in comparison to cash used of $1.2 million for the prior year.  The increase reflects the proceeds from the issuance of common stock by the Company, primarily to employees under the existing stock option plan, and the absence of prior-year payments used to extinguish long-term debt.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Outstanding contractual obligations of the Company are reflected in the following table:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(restated)

Operating leases	$2,374	$809	$1,020	$450	$95
Total contractual cash obligations	$2,374	$809	$1,020	$450	$95

We maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate or LIBOR plus 2.25%.  Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed.  The line of credit is unsecured.  The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock.  No amounts were outstanding under the line of credit as of July 3, 2004.

As discussed in Note 11 to the financial statements, on September 24, 2003, we closed our only remaining skin care center in Boston, Massachusetts. As a result, in the fiscal quarter ended September 27, 2003 we recorded a $2,095,000 charge for the accrual of $3,000,000 of future occupancy costs and $348,000 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,253,000.

We believe that cash balances will be sufficient to meet anticipated cash requirements.  However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, nor that any such required additional capital will be available on reasonable terms, if at all, as it becomes required.

Cautionary Statements

This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements concerning the future of the industry, product development, business strategy (including the possibility of future acquisitions), anticipated operational and capital expenditure levels, continued acceptance and growth of our products, and dependence on significant customers and suppliers.  This Annual Report on Form 10-K contains forward-looking statements that we have made based on our current expectations, estimates and projections about our industry, operations, and prospects, not historical facts.  We have made these forward-looking statements pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words.  These statements discuss future expectations, and may contain projections of results of operations or of financial condition or state other forward-looking information.  When considering forward-looking statements, you should keep in mind the cautionary statements in this Annual Report on Form 10-K.  The cautionary statements noted below and other factors noted throughout this Annual Report on Form 10-K could cause our actual results to differ significantly from those contained in any forward-looking statement.  We may not update or publicly release the results of these forward-looking statements to reflect events or circumstances after the date hereof.

Because we derive more than half of our revenue from international sales, including approximately 26% of our revenue from Japan and the Asia-Pacific marketplace in fiscal 2004, we are susceptible to currency fluctuations, negative economic changes taking place in Japan and the Asia-Pacific marketplace, and other risks associated with conducting business overseas.

We sell more than half of our products and services outside the U.S. and Canada. International sales, consisting of sales from our subsidiaries in Germany, Spain, France and Japan, and sales shipped directly to international locations from the U.S., accounted for 52% of our revenue for fiscal year 2004, and we expect that they will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales.  In particular, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation.  Other risks associated with international sales that we currently face or have faced in the past include:

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

We use Alexandrite rods to manufacture the GentleLASE, which accounts for a significant portion of our total revenues.  We depend exclusively on Northrup Grumman to supply these rods, for which no alternative supplier meeting our quality standards exists.  We cannot be certain that Northrup Grumman will be able to meet our future requirements at current prices or at all.  To date, we have been able to obtain adequate supplies of Alexandrite rods in a timely manner, but any extended interruption in our supplies could hurt our results.

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

Customer Behavior

•                  changes in or extensions of our customers’ budgeting and purchasing cycles

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

An adverse result in the arbitration proceeding pending against The Regents of the University of California would result in additional expenditures and would negatively impact our operating results.

The Company has moved to arbitrate the varying contract interpretations held by itself on the one hand and The Regents of the University of California (“The Regents”) on the other hand.  While a final decision of the arbitrator is pending, the Company established an escrow fund into which it deposited approximately $1.0 million in the fourth quarter of fiscal 2004, and an additional $1.0 million in the first quarter of fiscal 2005, to resolve claims under the Amended and Restated License Agreement (the “License”) between the Company and The Regents.  Amounts paid into the escrow fund will be paid in whole or in part to the Company or The Regents as determined by the arbitrator.  If the arbitrator were to find in The Regents’ favor on all matters, the Company would need to pay an additional amount in excess of the total amount in the escrow fund which could amount to the payment of $500,000 or more and the Company would also face increased royalty expense in future periods since a royalty would be due on products that the Company currently believes are not subject to royalty payments.  The $1.0 million deposited in the escrow fund in the fourth quarter of fiscal 2004 has been included in Other Assets on the accompanying 2004 balance sheet, and no expense has or will be recorded with respect to the escrow fund or any additional contingent liabilities while the matter is being arbitrated.

Our failure to respond to rapid changes in technology and intense competition in the laser industry could make our lasers obsolete.

The aesthetic and cosmetic laser equipment industry is subject to rapid and substantial technological development and product innovations.  To be successful, we must be responsive to new developments in laser technology and new applications of existing technology.  Our financial condition and operating results could be hurt if our products fail to compete favorably in response to such technological developments, or we are not agile in responding to competitors’ new product introductions or product price reductions.  In addition, we compete against numerous companies offering products similar to ours, some of which have greater financial, marketing, and technical resources than we do.  We cannot be sure that we will be able to compete successfully with these companies and our failure to do so could hurt our business, financial condition, and results of operations.

Like other companies in our industry, we are subject to a regulatory review process and our failure to receive necessary government clearances or approvals could affect our ability to sell our products and remain competitive.

The types of medical devices that we seek to market in the U.S. generally must receive either “510(k) clearance” or “PMA approval” in advance from the U.S. Food and Drug Administration (FDA) pursuant to the Federal Food, Drug, and Cosmetic Act.  The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer.  To date, the FDA has deemed our products eligible for the 510(k) clearance process.  We believe that most of our products in development will receive similar treatment.  However, we cannot be sure that the FDA will not impose the more burdensome PMA approval process upon one or more of our future products, nor can we be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

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

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements.  The FDA’s regulatory scheme is complex, especially the Quality System Regulation (“QSR”), which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures.  This complexity makes complete compliance difficult to achieve.  Also, the determination as to whether a QSR violation has occurred is often subjective.  If the FDA finds that we have failed to comply with the QSR or other applicable requirements, the agency can institute a wide variety of enforcement actions, including a public warning letter or other stronger remedies, such as:

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

Furthermore, the integration of any acquisition or joint venture may divert management time and resources.  If we fail to manage these acquisitions or joint ventures effectively, we may incur debts or other liabilities or costs that could harm our operating results or financial condition.  While we from time to time evaluate potential acquisitions of businesses, products, and technologies, consider joint ventures and other collaborative projects, and anticipate continuing to make these evaluations, we have no present understandings, commitments, or agreements with respect to any acquisitions or joint ventures.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Revenue from outside the US, consisting of sales from our subsidiaries in Germany, Spain, France and Japan and sales shipped directly from the US to international locations, constituted 52% of our total revenue for fiscal 2004.

Our international subsidiaries transact business in both local and foreign currencies and therefore we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies.  This risk could adversely impact our results and financial condition.  From time to time, we may enter into foreign currency exchange and option contracts to reduce our exposure to foreign currency exchange risk and variability in operating results due to fluctuation in exchange rates underlying the value of current transactions and anticipated transactions denominated in foreign currencies.  These contracts obligate us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates.  These contracts are denominated in the same currency in which the underlying transactions are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. We do not engage in foreign currency speculation.

On July 3, 2004 the Euro closed at 0.812 Euro to 1.00 U.S Dollar compared to 0.875 Euro to 1.00 U.S. Dollar on June 28, 2003. The Japanese Yen closed at 108.38 Yen to 1.00 U.S. Dollar on July 3, 2004 compared to 119.61 Yen to 1.00 U.S. Dollar on June 28, 2003. Net gains resulting from foreign currency translations amounted to $338,509 for fiscal 2004.

At July 3, 2004 and June 28, 2003, a hypothetical 10% positive change in foreign exchange rates would result in translation gains of $18,000 and $135,000 respectively that would be recorded in the equity section of our balance sheet.

At July 3, 2004 and June 28, 2003, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $6,000 and a net transaction gain of $73,000, respectively that would be recorded in current earnings.

Item 8.                         Financial Statements and Supplementary Data.

Financial statements and supplementary data are included herein and are indexed under Item 15 (a) (1)-(2).

Item 9.                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 4, 2003, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) dismissed Ernst &Young LLP (“E&Y”) as the Company’s independent public accountants.  The audit reports of E&Y on the consolidated financial statements of the Company for the fiscal years ended June 28, 2003 and June 29, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles.  On December 4, 2003, the Audit Committee engaged BDO Seidman, LLP (“BDO”) to serve as the Company’s independent public accountants for the Company’s fiscal year ending July 3, 2004.  During the Company’s fiscal years ended July 3, 2004 and June 28, 2003, there have been no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

During the Company’s fiscal years ended July 3, 2004 and June 28, 2003, there were no reportable events (as defined in Item 304 (a)(1)(v) of Regulation S-K), except that in connection with its audit for the year ended June 28, 2003 E&Y advised the Company of two reportable conditions which constituted material weaknesses in internal controls necessary for the Company to develop reliable financial statements.  E&Y advised the Company that in its opinion the material weaknesses were (i) a failure in the Company’s implementation of a new accounting software system and (ii) a lack of standard operational controls to detect errors in account balances once the new accounting software system was implemented.  However, E&Y has advised the Audit Committee and management that these conditions were considered in determining the nature, timing, and extent of the procedures performed in E&Y’s audit of the Company’s consolidated financial statements for the year ended June 28, 2003, and that these conditions did not affect E&Y’s report dated August 18, 2003 (except for Note 14 as to which the date is September 24, 2003) on those financial statements.

The Audit Committee and management discussed the reportable conditions with E&Y.  Management believes that it has implemented additional controls sufficient to prevent the data entry problems it encountered during the implementation of its new accounting software system from occurring in the future.  In connection with its audit for the year ended July 3, 2004, BDO did not advise the Company of any continuing or new reportable conditions.  The Company has also reevaluated its other internal controls, and management believes it has taken the necessary steps so that adequate control procedures are in place and will be followed.  Management also believes that the Company’s financial statements and related disclosures, as filed to date, present fairly, in all material respects, the Company’s financial condition and results of operations for the respective periods.  Management also believes that the material weaknesses specified by E&Y did not adversely affect the Company’s ability to report, in a timely manner, material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  The Company authorized E&Y to respond fully to the inquiries of BDO concerning the material weaknesses and any other accounting or other matters.

The Company provided a copy of the above disclosures to E&Y and requested that E&Y furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the above statements and, if not, stating the respects in which it does not agree.  A copy of such letter, dated December 9, 2003, is filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K dated December 4, 2003.

During the Company’s fiscal years ended June 28, 2003 and June 29, 2002 and until BDO’s engagement on December 4, 2003, the Company did not consult BDO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304 (a)(1)(iv) and (v) of Regulation S-K.

Item 9A.                Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) was performed under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, as of July 3, 2004 (the “Evaluation Date”).  Based on that evaluation, members of our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report the information required to be included in this annual report within the required time period.

(b) Changes to Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended July 3, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information

None.

Part III

Anything herein to the contrary notwithstanding, in no event are the sections entitled “Stock Performance Graph”, “Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from the Company’s definitive proxy statement for the Company’s 2004 annual meeting of stockholders.

Item 10:                 Directors and Executive Officers Of The Registrant

Certain information concerning the directors and executive officers of the Company is incorporated by reference herein from the information contained in the section entitled “Occupations of Directors and Executive Officers” in our definitive proxy statement (the “Definitive Proxy Statement”) for the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Candela’s fiscal year ended July 3, 2004.

The information concerning compliance with Section 16(a) of the Exchange Act required under this item is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement.

Item 11:                 Executive Compensation

Certain information concerning executive compensation is incorporated herein by reference from the information contained in the section entitled “Compensation and Other Information Concerning Directors and Officers” in the Definitive Proxy Statement.

Item 12:                 Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Definitive Proxy Statement.

Item 13:                 Certain Relationships and Related Transactions

Certain information concerning certain relationships and related transactions is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the Definitive Proxy Statement.

Item 14:                 Principal Accountant Fees and Services

Certain information concerning principal accountant fees and services is incorporated herein by reference from the information contained in the section entitled “Principal Accountant Fees and Services” in the Definitive Proxy Statement.

Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following items are filed as part of this report:

(1) Consolidated Financial Statements:

Report of Registered Independent Public Accounting Firm
Report of Registered Independent Public Accounting Firm
Consolidated Balance Sheets – July 3, 2004 and June 28, 2003
Consolidated Statements of Operations Years ended July 3, 2004, June 28, 2003, and June 29, 2002
Consolidated Statements of Stockholders’ Equity – Years Ended July 3, 2004, June 28, 2003, and June 29, 2002
Consolidated Statements of Cash Flows - Years Ended July 3, 2004, June 28, 2003, and June 29, 2002
Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

The reports of the registrant’s independent auditor with respect to the above-listed financial statements and financial statement schedule appears on page F-1 and F-2 of this report.

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable, material, or required.

(3) Exhibits: Except as otherwise noted, the following documents are incorporated by reference from the Company’s Registration Statement on Form S-1 (File Number 333-78339) or filed herewith:

3.1		Certificate of Incorporation, as amended

3.2	<FN9>	By-laws of the Company, as amended and restated
10.1	<FN1>	1985 Incentive Stock Option Plan
10.2	<FN2>	1987 Stock Option Plan
10.2.1	<FN2>	1989 Stock Plan
10.2.2	<FN3>	1990 Employee Stock Purchase Plan
10.2.3	<FN3>	1990 Non-Employee Director Stock Option Plan
10.2.4	<FN7>	1993 Non-Employee Director Stock Option Plan
10.2.5	<FN13>	1998 Amended and Restated Stock Plan
10.3	<FN7>	Lease for premises at 526 Boston Post Road, Wayland, Massachusetts.
10.4	<FN7>	Lease for premises at 530 Boston Post Road, Wayland, Massachusetts.
10.5	<FN7>	Patent License Agreement between the Company and Patlex Corporation effective as of July 1, 1988.
10.6	<FN4>	License Agreement among the Company, Technomed International, Inc. and Technomed International S.A. dated as of December 20, 1990.
10.7	<FN5>	License Agreement between the Company and Pillco Limited Partnership effective as of October 1, 1991.
10.8	<FN8>	Distribution Agreement between the Company and Cryogenic Technology Limited, dated October 15, 1993.
10.9	<FN10>	Asset Purchase Agreement between the Company and Derma-Laser, Limited and Derma-Lase, Inc. dated June 23, 1994.
10.10	<FN13>	Letter Agreement between the Company and Fleet Bank dated February 13, 1997.
10.10.1	<FN13>	Amendment to Letter Agreement between the Company and Fleet Bank dated December 15, 1998.
10.12*	<FN14>	Amended and Restated License Agreement between the Company and The Regents of the University of California for Dynamic Skin Cooling Method and Apparatus effective as of August 11, 2000.
10.12.1*	<FN15>	Settlement Agreement dated August 11, 2000 by and among the Company, the Regents of the University of California, and Cool Touch, Inc.
10.13	<FN12>	Note and Warrant Purchase Agreement, dated as of October 15, 1998 by and among the Company, Massachusetts Capital Resource Company, William D. Witter and Michael D.Witter.
10.13.1	<FN12>	Form of Note delivered to the Company in the aggregate principal amount of $3,700,000 to Massachusetts Capital Resource Company, William D. Witter and Michael D. Witter.
10.13.2	<FN12>

Form of Common Stock Purchase Warrant to purchase an aggregate of 370,000 shares of the Company’s Common Stock delivered to Massachusetts Capital Resource Company, William D. Witter and Michael D. Witter.

21.1		Subsidiaries of the Company
23.1		Consent of BDO Seidman, LLP (Independent Registered Public Accounting Firm)
23.2		Consent of Ernst & Young LLP (Independent Registered Public Accounting Firm)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*   Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2.

<FN1>	Previously filed as an exhibit to Registration Statement No. 33-54448B and incorporated herein by reference.
<FN2>

Previously filed as an exhibit to the Company’s Amended and Restated Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (Commission file number 000-14742), and incorporated herein by reference.

<FN3>	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Commission file number 000-14742), and incorporated herein by reference.
<FN4>	Previously filed as an exhibit to Form 10-Q for the quarter ended December 29, 1990 (Commission file number 000-14742), and incorporated herein by reference.
<FN5>	Previously filed as an exhibit to Form 10-Q for the quarter ended September 28, 1991 (Commission file number 000-14742), and incorporated herein by reference.
<FN6>	Previously filed as an exhibit to Form 8-K, dated September 8, 1992 (Commission file number 000-14742), and incorporated herein by reference.
<FN7>	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1993 (Commission file number 000-14742), and incorporated herein by reference.
<FN8>	Previously filed as an exhibit to Form 10-Q for the quarter ended January 1, 1994 (Commission file number 000-14742), and incorporated herein by reference.
<FN9>	Previously filed as an exhibit to Form 10-Q for the quarter ended April 2, 1994 (Commission file number 000-14742), and incorporated herein by reference.
<FN10>	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 1994 (Commission file number 000-14742), and incorporated herein by reference.
<FN11>	Previously filed as an exhibit to Form 10-Q for the quarter ended March 27, 1999 (Commission file number 000-14742), and incorporated herein for reference.
<FN12>

Previously filed as an exhibit to the Company’s Amended and Restated Annual Report on Form 10-K for the fiscal year ended June 27, 1998 (Commission file number 000-14742), and incorporated herein by reference.

<FN13>	Previously filed as Appendix A to the Company’s Schedule 14A, filed December 28, 2002, and incorporated herein by reference.
<FN14>	Previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 (Commission file number 000-14742), and incorporated herein by reference.
<FN15>	Previously filed as an exhibit to Form 10-K for the fiscal year ended July 1, 2000 (Commission file number 000-14742), and incorporated by reference.

(b)         Reports on Form 8-K.  On May 4, 2004, the Company filed a current report on Form 8-K (including item 12) reporting our earnings for the third fiscal quarter ended March 27, 2004.

(c)          The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 15(a)(3) above, other than exhibits 32.1 and 32.2, which the Company hereby furnishes.

(d)         The Company hereby files, as part of this Form 10-K, the consolidated financial Statement schedules listed in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2004.

CANDELA CORPORATION

By:	/s/ Gerard E. Puorro
Gerard E. Puorro, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerard E. Puorro	President, Chief Executive Officer, and Director	September 14, 2004
Gerard E. Puorro
(Principal Executive Officer)

/s/ F. Paul Broyer	Senior Vice President of Finance and Administration,	September 14, 2004
F. Paul Broyer
Chief Financial Officer

/s/ Kenneth D. Roberts	Chairman of the Board of Directors	September 14, 2004
Kenneth D. Roberts

/s/ Nancy Nager	Director	September 14, 2004
Nancy Nager

/s/ Douglas W. Scott	Director	September 14, 2004
Douglas W. Scott

/s/ Ben Bailey, III	Director	September 14, 2004
Ben Bailey, III

/s/ George Abe	Director	September 14, 2004
George Abe

/s/ Eric Bernstein	Director	September 14, 2004
Eric Bernstein

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Candela Corporation

Wayland, MA

We have audited the accompanying consolidated balance sheet of Candela Corporation and subsidiaries as of July 3, 2004 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended July 3, 2004.  Our audit also included the financial statement schedule listed in the index at item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements and schedule are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation and schedule.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candela Corporation and subsidiaries at July 3, 2004 and the consolidated results of their operations and their cash flows for the year then ended July 3, 2004, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Boston, Massachusetts

August 24, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Candela Corporation

We have audited the accompanying consolidated balance sheet of Candela Corporation and subsidiaries as of June 28, 2003 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 28, 2003.  Our audits also included the financial statement schedule listed in the Index at          Item 15(a) for the two years in the period ended June 28, 2003.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Candela Corporation and subsidiaries at June 28, 2003 and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 28, 2003, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

September 2, 2004

CANDELA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

July 3, 2004 and June 28, 2003

(in thousands, except share information)	2004	2003
		(Restated)
Assets:
Current assets:
Cash and cash equivalents	$37,139	$31,813

Restricted cash (note 6)	257	57
Accounts receivable (net of allowance for doubtful accounts of $1,492 in 2004 and $970 in 2003)	34,302	26,572
Notes receivable	1,151	1,086
Inventories, net	13,571	10,834
Other current assets	2,184	658
Total current assets	88,604	71,020

Property and equipment, net	3,406	3,327
Deferred tax assets	5,914	4,760
Prepaid licenses	1,054	1,228
Other assets	1,501	166
Total assets	$100,479	$80,501

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,973	$5,271
Accrued payroll and related expenses	5,428	4,656
Accrued warranty costs	4,946	3,628
Income taxes payable	1,844	3,528
Other accrued liabilities	3,586	2,755
Deferred income (current portion)	3,421	2,779
Current liabilities of discontinued operations	1,019	1,095
Total current liabilities	27,217	23,712
Other long-term liabilities	3,945	3,393
Long-term liabilities of discontinued operations	2,548	48
Total liabilities	33,710	27,153

Stockholders’ equity:
Common stock, $.01 par value: 60,000,000 shares authorized, 24,567,062 and 23,527,894 shares issued in 2004 and 2003, respectively	246	235
Treasury stock, 2,250,000 shares in 2004 and 2003, at cost	(12,997)	(12,997)
Additional paid-in capital	53,069	48,373
Accumulated earnings	26,023	17,904
Accumulated other comprehensive income (loss)	428	(167)
Total stockholders’ equity	66,769	53,348
Total liabilities and stockholders’ equity	$100,479	$80,501

The accompanying notes are an integral part of the financial statements.

CANDELA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the years ended July 3, 2004, June 28, 2003 and June 29, 2002

(in thousands, except per share data)	2004	2003	2002
		(Restated)	(Restated)
Revenue:
Lasers and other products	$87,965	$68,072	$45,957
Product related service	16,473	10,579	12,731
Total revenue	104,438	78,651	58,688

Cost of sales:
Lasers and other products	36,413	30,641	20,396
Product related service	14,860	7,992	11,205
Total cost of sales	51,273	38,633	31,601

Gross profit	53,165	40,018	27,087
Operating expenses:
Research and development	5,302	4,545	4,644
Selling, general and administrative	33,978	24,519	24,832
Total operating expenses	39,280	29,064	29,476

Income (loss) from operations	13,885	10,954	(2,389)
Other income (expense):
Interest income	308	651	546
Interest expense	(19)	(218)	(476)
Other income expense, net	924	(44)	487
Total other income (expense)	1,213	389	557

Income (loss) from continuing operations before income tax	15,098	11,343	(1,832)

Provision for (benefit from) income taxes	4,586	3,516	(421)

Income (loss) from continuing operations	10,512	7,827	(1,411)

Discontinued operations:
Loss from discontinued skin care center operations of $473, $1,468, and $964 less income tax benefit of $175, $455, and $221, respectively	(298)	(1,013)	(743)
Loss on closure of skin care center of $3,348 less income tax benefit of $1,253	(2,095)
Net income (loss)	$8,119	$6,814	$(2,154)

Net income (loss) per share of common stock
Basic:
Income (loss) from continuing operations	$.48	$.39	$(.07)
Loss from discontinued operations	(.11)	(.05)	(.04)
Net income (loss)	$.37	$.34	$(.11)
Diluted:
Income (loss) from continuing operations	$.46	$.38	$(.07)
Loss from discontinued operations	(.10)	(.05)	(.04)
Net income (loss)	$.36	$.33	$(.11)

Basic weighted average shares outstanding	21,902	20,083	20,106
Diluted weighted average shares outstanding	22,712	20,645	20,106
Net income (loss)	$8,119	$6,814	$(2,154)
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	595	(732)	661
Total comprehensive income (loss)	$8,714	$6,082	$(1,493)

The accompanying notes are an integral part of the financial statements.

CANDELA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY

For the years ended July 3, 2004, June 28, 2003 and June 29, 2002

(in thousands)	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
(Restated)
Balance June 30, 2001	21,318	$213	$43,380	(1,000)	$(7,782)	$13,244	$(2,081)	$46,974

Sale of common stock under stock plans	200	2	393					395

Treasury stock purchases				(1,250)	(5,215)			(5,215)

Net loss						(2,154)		(2,154)
Currency translation adjustment							853	853

Balance June 29, 2002	21,518	215	43,773	(2,250)	(12,997)	11,090	(1,228)	40,853

Sale of common stock under stock plans	1,140	11	3,452					3,463

Exercise of stock warrants	870	9	1,148					1,157

Net income						6,814		6,814
Currency translation adjustment							1,061	1,061

Balance June 28, 2003	23,528	235	48,373	(2,250)	(12,997)	17,904	(167)	53,348

Sale of common stock under stock plans	979	9	4,618					4,627

Exercise of stock warrants	60	1	79					80

Net income						8,119		8,119
Currency translation adjustment							595	595

Balance July 3, 2004	24,567	$246	$53,069	(2,250)	$(12,997)	$26,023	$428	$66,769

The accompanying notes are an integral part of the financial statements.

CANDELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended July 3, 2004, June 28, 2003 and June 29, 2002

(in thousands)

	2004	2003	2002
		(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$8,119	$6,814	$(2,154)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for the disposal of discontinued operations	2,095	—	—
Loss from discontinued operations	298	1,013	743
Depreciation	668	582	355
Accretion of imputed interest on stock warrants	—	475	102
Provision for bad debts	520	(13)	116
Provision for deferred taxes	955	(682)	(115)
Tax benefit from exercised stock options	(1,223)	(505)	(6)
Effect of exchange rate changes on foreign currency denominated assets and liabilities	26	36	(305)
Changes in assets and liabilities:
Restricted cash	(200)	(57)	—
Accounts receivable	(7,663)	(2,417)	(3,525)
Notes receivable	62	179	(54)
Inventories	(2,134)	1,761	(1,661)
Other current assets	(2,550)	225	175
Other assets	(236)	157	305
Accounts payable	(91)	(1,409)	(3,069)
Accrued payroll and related expenses	707	1,622	1,139
Deferred income	548	574	24
Accrued warranty costs	1,776	(921)	830
Income tax payable	(1,312)	4,168	(784)
Other accrued liabilities	767	53	813
Net cash provided by (used in) operating activities	1,132	11,655	(7,071)

Cash flows from investing activities:
Purchase of property, plant and equipment	(685)	(1,227)	(1,058)
Net cash used in investing activities	(685)	(1,227)	(1,058)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,707	4,620	394
Repurchases of treasury stock	—	—	(5,215)
Principal payments of long-term debt	—	(3,330)	(370)
Net borrowings (repayments) on line of credit	—	(1,114)	50
Net cash provided by (used in) financing activities	4,707	176	(5,141)

Effect of exchange rate changes on cash and cash equivalents	172	1,552	890

Net increase (decrease) on cash and cash equivalents	5,326	12,156	(12,380)

Cash and cash equivalents, beginning of year	31,813	19,657	32,037

Cash and cash equivalents, end of year	$37,139	$31,813	$19,657

Cash paid during the year for:
Interest	$15	$235	$347
Income Taxes	$3,265	$751	$(68)

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Candela Corporation is a pioneer in the development and commercialization of advanced aesthetic laser systems that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions. The consolidated financial statements include the accounts of Candela Corporation and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. The notes to our consolidated financial statements pertain to continuing operations except where otherwise noted.

All prior period financial statements have been restated to reflect skin care centers operations as discontinued (See note 11).

All share and per-share information included in the accompanying consolidated financial statements for all periods presented have been restated to retroactively reflect the effect of a two-for-one stock split which occurred on February 16, 2004.

The Company’s fiscal year ends on the Saturday nearest June 30.  The year ended July 3, 2004 contains 53 weeks. The years ended June 28, 2003 and June 29, 2002 each contain 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  It is the belief of the Company’s management that all necessary adjustments have been made for an accurate presentation of results.  Actual results could differ from those estimates and impact future results of operations and cash flows.

In the ordinary course of accounting for the items discussed above, we make changes in estimates as appropriate, and as we become aware of circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Cash and Cash Equivalents

The Company classifies investments purchased with a maturity, at the date of acquisition, of three months or less as cash equivalents.  These are valued at cash plus accrued interest, which approximates market value.  At July 3, 2004, and June 28, 2003, substantially all cash equivalents were invested in overnight Repurchase Agreements with a major bank.

Accounts Receivable and Notes Receivable

The Company’s trade accounts receivables and notes receivables are primarily from sales to end users, leasing companies, and distributors servicing the medical device market, and reflect a broad domestic and international customer base.  The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.  Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of customers when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available.

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

Number of Years

Leasehold improvements and assets under capital lease	2 to 13
Office furniture, computer and other equipment	3 to 10

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

Research and Development Costs

Research and development costs are expensed as incurred

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, including building improvements, equipment and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Advertising Costs

Advertising costs are expensed as incurred and are included as a component of selling, general and administrative expenses in the accompanying Statements of Operations.  Advertising costs were $766, $798 and $594 for the years ended July 3, 2004, June 28, 2003 and June 29, 2002, respectively.

Foreign Currency Translation

The activity of the Company’s foreign subsidiaries is translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”.  Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year.  Exchange gains and losses arising from translation of the Japanese, Spanish, German, and French subsidiary balance sheets are accumulated as a separate component of stockholders’ equity.  Net exchange gains (losses) resulting from foreign currency transactions amounted to $339, $(56) and $661 for fiscal 2004, 2003 and 2002, respectively, and are included in other income (expense).

Derivative Instruments and Hedging Activity

Candela enters into financial instruments to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency forward contracts.  The Company recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. Cumulative gains and losses on derivatives that have hedged our foreign operations and that have been recorded in other comprehensive income as of July 3, 2004 and June 28, 2003 did not amount to a significant gain or loss.

The Company’s foreign currency forward contracts may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and does not anticipate nonperformance by any counter-party. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

Revenue Recognition

Product sales – The Company recognizes revenue upon shipment of product to customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by SAB No. 104, Revenue Recognition in Financial Statements. Credit is not extended to customers and revenue is not recognized until collectibility is reasonably assured.

Service - Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period.  Revenue from service administered by Candela that is not covered by a service contract is recognized as the services are provided.

Multiple-element arrangements – In certain instances, the Company may sell products together with extended warranties or maintenance contracts.  The revenue recognized per element is determined by allocating the total sales price to each element, based on the relative fair values.

Product Warranty Costs

The length of the Company’s warranty on end user sales of medical devices is generally one year on parts and labor except on the Vbeam system, which carries a standard three-year warranty.  An extended warranty is also available for purchase on all systems.  Distributor sales generally include a parts warranty only.  Estimated future costs for initial product warranties are provided for at the time of sale.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of translation adjustments, which represent the effect of translating assets and liabilities of the Company’s foreign subsidiaries.  Translation adjustments are shown net of tax of $167, $329 and $197 for fiscal years 2004, 2003 and 2002, respectively.

Earnings (Loss) Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

	For the years ended:
(in thousands, except per share data)	July 3, 2004	June 28, 2003	June 29, 2002
		(Restated)	(Restated)
Basic shares used in the calculation of earnings per share	21,902	20,083	20,106

Effect of dilutive securities:
Stock options	810	297	—
Stock warrants	—	265	—

Diluted shares used in the calculation of earnings per share	22,712	20,645	20,106

Per share effect of dilutive securities on income from continuing operations	$.02	$.01	—

Per share effect of dilutive securities on net income	$.01	$.01	—

During the years ended July 3, 2004, June 28, 2003 and June 29, 2002, options and warrants to purchase 497, 615 and 815 shares of common stock, respectively, were not included in the computation of diluted earnings (loss) per share because they would have had an anti-dilutive effect.

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

Had compensation cost for Candela’s stock option plans been determined based on the fair value method set forth in FAS 123, Candela’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	For the year ended
(in thousands, except per share data)	July 3, 2004	June 28, 2003	June 29, 2002
		(Restated)	(Restated)

Net Income (loss), as reported	$8,119	$6,814	$(2,154)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(780)	(833)	(1,196)

Pro forma net income (loss)	$7,339	$5,981	$(3,350)

Earnings (loss) per share
Basic - as reported	$0.37	$0.34	$(0.11)
Basic - pro forma	$0.34	$0.30	$(0.17)

Diluted - as reported	$0.36	$0.33	$(0.11)
Diluted - pro forma	$0.32	$0.29	$(0.17)

In computing this pro-forma amount, the Company has used the Black-Scholes pricing model using the following assumptions for options granted in fiscal years 2004, 2003, and 2002:

	2004	2003	2002
risk-free interest rate	1.25%	4.25%	5.19%
estimated volatility	80%	76%	78%
expected life for stock options (yrs)	2.92	2.99	3.65
expected life for stock purchase plan (yrs)	0.5	0.5	0.5
expected dividends	none	none	none

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement No. 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify mandatorily redeemable financial instruments and other financial instruments that embody an obligation of the issuer as liabilities. At inception, these liabilities shall initially be measured at fair value. Mandatorily redeemable financial instruments and certain forward contracts in which both the amount to be paid and the settlement date are fixed shall be subsequently measured at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. Other financial instruments shall be subsequently measured at fair value. Additionally, mandatorily redeemable financial instruments and certain forward contracts shall, on a prospective basis, reflect any amounts paid or to be paid to holders of these instruments in excess of the initial measurement amount as interest cost. For financial instruments created before the issuance date of Statement No. 150 and still existing at the beginning of the interim period of adoption, any changes between carrying value and fair value or other measurement attribute provided for by this statement, upon adoption of this statement, shall be reflected as a cumulative effect of a change in accounting principle. This statement is effective for interim periods beginning after June 15, 2003. On November 7, 2003, the FASB deferred the aforementioned measurement provisions of Statement No. 150 for securities issued before November 5, 2003. The adoption of Statement No. 150 did not have a material effect on the Company’s financial position or results of operations.

 In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“Statement No. 149”). This statement amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”) as a result of certain decisions made by the Derivatives Implementation Group. In addition, this statement also clarifies the definition of a derivative. This statement is effective, on a prospective basis, for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, except for those implementation issues previously cleared by the FASB prior to June 30, 2003. The provisions related to previously cleared implementation issues shall continue to be applied in accordance with their respective effective dates. The adoption of Statement No. 149 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51, which was subsequently revised by the December 2003 issuance of Interpretation No. 46, (collectively referred to as “FIN 46 or the “Interpretation”). FIN 46 provides guidance regarding the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, specifically as it relates to the identification of entities for which control is achieved through a means other than voting rights (“variable interest entities”) and the determination of which party is responsible for consolidating the variable interest entities (the “primary beneficiary”). In addition to mandating that the primary beneficiary consolidate the variable interest entity, FIN 46 also requires disclosures by companies that hold a significant variable interest, even if they are not the primary beneficiary. Certain financial statement disclosures were applicable immediately for those entities for which it was reasonably possible that the enterprise would, upon adoption of FIN 46, consolidate or be required to disclose information about any variable interest entities. Additionally, an enterprise with an interest in an entity to which FIN 46 had not been applied as of December 24, 2003, is required to apply this Interpretation no later than the end of the first reporting period that ends after March 15, 2004. Application of FIN 46 for special purpose entities was required no later than as of the end of the first reporting period that ends after December 15, 2003. The Company performed a review of potential variable interest entities and concluded that as of July 3, 2004, Candela was not the primary beneficiary of any material variable interest entities; and, therefore would not be required to consolidate those entities as a result of implementing FIN 46.

Uncertainties

The Company is subject to risks common to companies in the aesthetic laser industry, including (i) the Company’s ability to successfully complete preclinical and clinical development and obtain timely regulatory approval and adequate patent and other proprietary rights protection of its products and services, (ii) the content and timing of decisions made by the Food & Drug Administration and other agencies regarding the procedures for which the Company’s products may be approved, (iii) the ability of the Company to manufacture adequate supplies of its products for development and commercialization activities, (iv) the accuracy of the Company’s estimates of the size and characteristics of markets to be addressed by the Company’s products and services, (v) market acceptance of the Company’s products and services, (vi) the Company’s ability to obtain reimbursement for its products from third-party payers, where appropriate, and (vii) the accuracy of the Company’s information concerning the products and resources of competitors and potential competitors.

The Company depends on a single vendor for Alexandrite rods used to manufacture the GentleLASE.  This product accounts for a significant portion of total revenues.

2. Inventories

Inventories consist of the following:

(in thousands)	July 3, 2004	June 28, 2003
		(Restated)

Raw materials	$4,833	$4,216
Work in process	556	469
Finished goods	8,182	6,149
Total inventories, net	$13,571	$10,834

3. Property and Equipment

Property and equipment consist of the following:

(in thousands)	July 3, 2004	June 28, 2003
		(Restated)
Leasehold improvements	$740	$699
Office furniture	479	454
Computers, software and other equipment	8,172	7,518
	9,391	8,671
Less accumulated depreciation	5,985	5,344
Property and equipment, net	$3,406	$3,327

4. Guarantees

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

The following table reflects changes in the Company’s accrued warranty account during the fiscal year ended July 3, 2004:

(in thousands)
Beginning balance on June 28, 2003	$6,666
Plus accruals related to new sales	7,458
Less amortization of prior period accruals	5,867
Ending balance on July 3, 2004	$8,257

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

The following table reflects changes in the Company’s deferred service contract revenue account during the fiscal year ended July 3, 2004:

(in thousands)
Beginning balance on June 28, 2003	$3,086
Plus deferral of new service contract sales	5,154
Less recognition of deferred revenue	4,185
Ending balance on July 3, 2004	$4,055

5. Deferred Income

Deferred income consists solely of service contract revenue:

(in thousands)	July 3, 2004	June 28, 2003
Service contract revenue	$4,055	$3,086
Less current portion	3,421	2,779
Long term portion of deferred income	$634	$307

6.  Debt, Lease and Other Obligations

Line of Credit

The Company has a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate or LIBOR plus 2.25 percent.  Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed.  The line of credit is unsecured.  The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock.  No amounts were outstanding under the line of credit as of July 3, 2004 and June 28, 2003.

Subordinated Notes

In 1998, the Company issued eight-year, 9.75% subordinated term notes to three investors in the aggregate amount of $3.7 million, secured by the assets of the Company.  The notes were due in October 2006, and required quarterly interest payments.  The Company was required to make mandatory quarterly principal payments of $0.2 million, along with any unpaid interest, beginning on January 31, 2002.

The notes permitted early repayment with a decreasing early redemption premium amount through October 31, 2004. The Company repaid the entire debt on November 8, 2002.  As a result of the early repayment, the Company incurred a one-time charge of $0.7 million during the fiscal year ended June 28, 2003. This charge represents the unamortized balance of the fair value of common stock warrants issued in conjunction with the original debt issuance ($0.4 million) and the early redemption premium. The cash paid was calculated as follows:

Outstanding principal balance	$2,960,000
Early redemption premium	236,800
Interest for the period October 1, 2002 to November 8, 2002	30,463
Total	$3,227,263

In conjunction with the repayment of the notes on November 8, 2002, two of the warrant holders exercised warrants to acquire 435,000 shares of common stock for $1,2 million.

Restricted Cash

A financing company used by Candela’s customers has limited recourse with Candela on a small number of product leases. As such, Candela has placed approximately $0.3 and $0.1 million in restricted funds at this institution as collateral as of July 3, 2004 and June 28, 2003, respectively. This restricted cash represents Candela’s entire exposure under these agreements.

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

Our outstanding contractual obligations consist of the aforementioned leases and are reflected in the following table as of July 3, 2004:

(in thousands)
2005	$809
2006	545
2007	475
2008	384
2009	66
Thereafter	95

Total minimum lease payments	$2,374

Total rent expense was approximately $884, $1,100 and $1,043 in fiscal 2004, 2003 and 2002, respectively.

Royalty

In August 2000, the Company entered into an agreement to amend the license agreement with The Regents of the University of California whereby in exchange for an exclusivity fee of approximately $1.7 million, which was prepaid in full, Candela obtained exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch, Inc. (“Cool Touch”)) in the following fields of use:  procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal.  Cool Touch, a subsidiary of New Star Technology, Inc. obtained a license to the DCD on a co-exclusive basis with Candela, in certain narrower fields of use.  Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of Candela.  Candela is entitled to one-half of all royalty income payable to the Regents from Cool Touch.  Under the amended agreement, Candela no longer is required by the Regents to negotiate sublicenses to third parties.  However, Candela is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use.  The Company recognized royalty expense of $2.6 million and $3.4 million for fiscal 2004 and fiscal 2003, respectively based on the license agreement with the Regents. In fiscal 2003, the Company recognized royalty income of approximately $0.3 million which related to royalties earned since the August 11, 2000 settlement agreement with the Regents of the University of California and New Star Technology, Inc. No royalty income was recognized in fiscal 2004.

7.  Stockholders’ Equity

Stock Plans

1990 Candela Corporation Employee Stock Purchase Plan

The 1990 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the sale of up to 1,500,000 shares of common stock to eligible employees.  The shares are issued at the lesser of 85% of the average market price on the first or last day of semi-annual periods.  Substantially all full-time employees are eligible to participate in the Purchase Plan.  At July 3, 2004 there were 755,286 shares available for sale.

The following is a summary of shares issued under the Purchase Plan:

	Shares	Range of Price per share
2002	63,988	$1.75
2003	49,724	$2.35-$2.65
2004	37,956	$5.00-$8.00

1985, 1987, 1989 and 1998 Candela Corporation Stock Option Plans

The 1985, 1987, 1989 and 1998 Stock Option Plans (the “Stock Option Plans”) provide for the granting of incentive stock options to employees for the purchase of common stock at an exercise price not less than the fair market value of the stock on the date of grant.  The Stock Option Plans also provide for the granting of non-qualified stock options.

The Board of Directors has terminated the granting of options under the 1985, 1987 and 1989 Stock Option Plans.  Options granted under the 1998 Stock Option Plan become exercisable on the date of grant or in installments, as specified by a Committee established by the Board of Directors, and expire ten years from the date of the grant.  The maximum number of shares for which options may be granted under the 1998 Stock Option Plan was increased from 2,500,000 to 3,300,000 in fiscal 2003, and from 3,300,000 to 5,300,000 in fiscal 2004.

1990 and 1993 Candela Corporation Non-Employee Director Stock Option Plans

The 1990 and 1993 Non-Employee Director Stock Option Plans (the “Non-Employee Director Plans,” collectively with the Stock Option Plans, the “Plans”) provide for the issuance of options for the purchase of up to 180,000 and 240,000 shares of common stock, respectively.  Under the Non-Employee Director Plans, each director who is neither an employee nor an officer receives a one-time grant of an option to purchase 20,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant.  Under the 1990 and 1993 Non-Employee Director Plans, options become exercisable in equal amounts over a period of four and two years, respectively.  Shares under the Non-Employee Director Plans expire four and ten years, respectively, after the date of grant and are nontransferable.

The following is a summary of stock option activity under the Plans:

	Number of Shares	Option Price			Weighted Avg. Exercise Price per Share

Balance at June 30, 2001	2,230,798

Granted	563,134	$1.75	-	$3.31	$2.85
Exercised	(167,120)	$1.07	-	$1.57	$1.13
Canceled	(309,588)	$0.92	-	$6.02	$2.97
Balance at June 29, 2002	2,317,224				$3.21

Granted	972,032	$2.75	-	$4.67	$3.60
Exercised	(1,082,064)	$1.04	-	$4.63	$2.61
Canceled	(149,270)	$1.07	-	$4.63	$3.11
Balance at June 28, 2003	2,057,922				$3.71

Granted	1,038,560	$5.59	-	$11.98	$9.82
Exercised	(928,730)	$1.06	-	$6.02	$3.44
Canceled	(58,410)	$2.75	-	$11.96	$9.23
Balance at July 3, 2004	2,109,342				$6.58

Options available for grant at July 3, 2004	1,625,924

The following table summarizes information about stock options outstanding under the Plans as of July 3, 2004:

OPTIONS OUTSTANDING						OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.08	-	$3.67	547,032	6.42	$2.79	394,532	$2.70
$4.07	-	$5.59	573,706	8.62	$4.83	281,206	$5.04
$6.02	-	$9.90	458,604	7.87	$7.55	196,874	$6.02
$11.47	-	$11.98	530,000	9.58	$11.94	—	$—

$1.08	-	$11.98	2,109,342	8.14	$6.58	872,612	$4.11

Reserved Shares

The Company has reserved 3,315,568 shares of common stock for issuance under its Purchase, Stock Option, and Non-Employee Director Plans.

8.  Income Taxes

The components of income (loss) before income taxes and the related provision for (benefit from) income taxes consist of the following (in thousands):

	For Years Ended
	July 3, 2004	June 28, 2003	June 29, 2002
Income (loss) from continuing operations before income taxes:
Domestic	$12,880	$9,701	$(3,065)
Foreign	2,218	1,642	1,233
	$15,098	$11,343	$(1,832)

Loss from discontinued operations before income taxes:
Domestic	$(3,821)	$(1,468)	$(964)

Provision for (benefit from) income taxes:
Current provision:
Federal	$2,911	$1,841	$(1,391)
State	238	99	—
Foreign	552	439	864
Total current provision for (benefit from) income taxes	3,701	2,379	(527)
Deferred provision (benefit)
Federal	(543)	682	(115)
Total provision for (benefit from) income taxes	$3,158	$3,061	$(642)

The components of the Company’s deferred tax assets consist of the following (in thousands):

	July 3, 2004	June 28, 2003
Warranty reserve	$1,931	$2,464
Inventory valuation reserves	509	745
Restructuring reserve	1,193	131
Deferred Revenue	1,593	479
Federal and state tax credit carryforwards	321	321
Bad debt reserve	479	191
Pre-opening expense	—	257
Other	(112)	172
Deferred tax assets	$5,914	$4,760

A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	July 3, 2004	June 28, 2003	June 29, 2002
Statutory rate	35%	34%	34%
State income taxes	1%	1%	—
Difference between foreign and US tax rates	(3)%	(1)%	(16)%
Benefit from foreign sales credits	(3)%	(2)%	4%
Increase (utilization) of deferred tax assets	—	—	—
Other	—	(1)%	1%
Effective tax rate	30%	31%	23%

As of July 3, 2004, the Company has no valuation allowance against the deferred tax asset. In accounting for the deferred tax asset, the Company has relied on historical data to determine the necessity of providing a valuation allowance for this asset.  Under the requirements of SFAS No. 109, “Accounting for Income Taxes”, Candela believed it is more likely than not that the deferred tax asset would be fully utilized against future income taxes.  At July 3, 2004, the Company had available research and development tax credits of approximately $321,000 for state income tax purposes that will begin expiring in fiscal year 2006.

9. Segment, Geographic and Major Customer Information

The Company operates principally in one industry segment: the design, manufacture, sale, and service of medical devices and related equipment. The results in this segment have been presented in the Consolidated Statements of Operations for the appropriate periods. Candela Corporation has no single customer that represents a significant portion of revenue during the periods presented.

Geographic data

Geographic information for fiscal 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
		(Restated)	(Restated)
Revenue:
United States	$69,626	$50,663	$36,656
Intercompany	17,705	15,865	14,362
	87,331	66,528	51,018
Japan	16,947	16,630	15,178
Spain	10,780	6,636	5,040
Germany	3,550	2,824	988
France	3,535	1,898	826
	122,143	94,516	73,050
Elimination	(17,705)	(15,865)	(14,362)
Consolidated total	$104,438	$78,651	$58,688

Income (loss) from operations:
United States	$11,158	$9,828	$(2,488)
Europe	663	995	(692)
Japan	763	556	1,329
Elimination	1,301	(425)	(538)
Consolidated total	$13,885	$10,954	$(2,389)

Geographic identification of long-lived assets:
United States	$3,223	$3,196	$2,604
Europe	183	131	99
Consolidated total	$3,406	$3,327	$2,703

United States revenue includes export sales to unaffiliated companies located principally in Europe and in the Asia-Pacific region, which approximated $19.7, $12.9 and $10.7 million in fiscal 2004, 2003 and 2002, respectively.

10. Employee Benefit Plans

The Company offers a savings plan which allows eligible U.S. employees to make tax-deferred contributions, a portion of which are matched by the Company.  Company contributions vest ratably with three years of employment and amounted to $224, $167 and $184 thousand in fiscal 2004, 2003 and 2002, respectively.

11. Discontinued Operations

On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure is accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, in the fiscal quarter ended September 27, 2003, the Company recorded a $2,095 charge for the accrual of $3,000 of future occupancy costs, primarily relating to future lease payments for the Boston facility, and $348 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,253. Approximately 45 positions have been eliminated as a result of this restructuring plan, and 44 employees have been terminated as of July 3, 2004. In addition, all prior period financial statements have been restated to reflect skin care centers operations as discontinued.

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

The following table reflects the restructuring charges incurred during fiscal years 2002, 2003 and 2004:

(in thousands)	Payroll & Severance	Leasehold Improvements and Fixed Assets	Facility Costs	Total

Balance at June 30, 2001	$178	$841	$670	$1,689

Reduction of reserve due to cash payments	(60)	—	(185)	(245)
Non-cash amortization	—	(192)	—	(192)
Establishment of reserve due to closure of the Scottsdale facility	(6)	(239)	(448)	(693)

Balance at June 29, 2002	112	410	37	559

Reduction of reserve due to cash payments	(62)	—	(12)	(74)
Non-cash amortization	—	(106)	—	(106)

Balance at June 28, 2003	50	304	25	379

Reduction of reserve due to cash payments	(171)	(152)	(301)	(624)
Non-cash amortization	(18)	(79)	—	(97)
Additions to reserve due to closure of the Boston facility	139	124	3,085	3,348

Balance at July 3, 2004	$0	$197	$2,809	$3,006

At July 3, 2004, the discontinued segment had a net liability of approximately $3.6 million consisting primarily of the aforementioned reserve of $3.0 million and deferred gift certificate revenue of $.8 million partially offset by fixed assets of approximately $.2 million.  Revenues for discontinued operations were $0.4 million, $2.1 million and $2.9 million for the fiscal years 2004, 2003 and 2002, respectively.

12. Legal Proceedings

The Company has an Amended and Restated License Agreement (the “License”) with The Regents of the University of California (“The Regents”) pursuant to which the Company licenses certain patent rights to its dynamic cooling device (“DCD”) from The Regents.  The Company sells its DCD as a component part of its Smoothbeam (®) laser system and as an accessory to its other laser systems.  In April of 2004, The Regents issued a notice of default under the License, asserting, among other things, that the Company is in breach of the License for the alleged failure to make required royalty payments and to make required disclosures.  The Regents’ April notice asserted that the total underpaid royalties, interest and other charges for the period from August of 2000 through September 2003 are $1,128,000.  The Regents issued a subsequent notice of default, dated June 30, 2004, relating to the quarterly periods ended December 27, 2003 and March 27, 2004, for which The Regents asserted that the Company underpaid royalties amounting to $1,350,000.  The Company and The Regents differ in their respective interpretations of which products sold by Candela give rise to a royalty-bearing obligation to The Regents.  The Company believes it has made all payments it was required to make.

Under the License, disputes are to be settled by binding arbitration through a mutually acceptable single arbitrator.  On June 14, 2004, the Company filed a Demand for Arbitration to adjudicate the differing interpretations of the License Agreement held by the Company and The Regents.  On July 8, 2004, The Regents filed their response and counterclaim for breach of contract and declaratory relief.  Candela deposited approximately $1.0 million in June, and an additional $1.0 million in August of 2004, into an escrow fund to be paid in whole or in part to the Company or The Regents as determined by the arbitrator.  As a result of the establishment of the escrow fund, The Regents will not terminate or purport to terminate the License Agreement based on any alleged breach by Candela related to any matter now before the arbitrator. The $1.0 million deposited in the escrow fund in the fourth quarter of fiscal 2004 has been included in Other Assets on the 2004 balance sheet, and no expense has, or will be recorded with respect to the escrow fund or any associated contingent liability while the matter is being arbitrated. A final decision of the arbitrator in this matter is presently expected to be delivered during the second quarter of fiscal 2005.

13. Asset Acquisition

On January 8, 2003, the Company acquired substantially all of the assets of Applied Optronics, the diode division of Schwartz Electro-Optics, Inc., for approximately $1,200,000 in cash. Applied Optronics was a leading manufacturer of high-powered, pulsed and CW lasers, and was a component supplier to the OEM market that serves a variety of industries including the military, medical, industrial, research and robotics fields. Applied Optronics was the lead supplier of the diodes for the Company’s Smoothbeam diode laser system. In accordance with SFAS No. 141 “Business Combinations,” the Company records acquisitions under the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values.

The asset acquisition consisted primarily of fixed assets, including production and office equipment, and inventory located at the division’s facility in New Jersey. The acquisition increased the Company’s net Property and Equipment by approximately $800,000 and Inventory by approximately $400,000. For the period from January 8, 2003 to June 28, 2003, the Applied Optronics operation generated approximately $1,196,000 in revenue from diode sales to third-party customers. During fiscal 2004, the Applied Optronics operation generated approximately $466,000 in sales to third-party customers.

14. Quarterly Results of Operations (unaudited)

	Quarter
2003	First	Second	Third	Fourth
(Restated)
Revenues	$13,244	$18,028	$21,440	$25,939
Gross profit	6,644	8,965	10,997	13,412
Net income from continuing operations	960	806	2,836	3,225
Loss from discontinued Skin Care Center operations	(226)	(336)	(216)	(235)
Net income	734	470	2,620	2,990
Earnings (loss) per common share
Basic:
Income from continuing operations	$0.05	$0.04	$0.14	$0.16
Loss from discontinued operations	$(0.01)	$(0.02)	$(0.01)	$(0.01)
Net income	$0.04	$0.02	$0.13	$0.15
Diluted:
Income from continuing operations	$0.05	$0.04	$0.14	$0.15
Loss from discontinued operations	$(0.01)	$(0.02)	$(0.01)	$(0.01)
Net income	$0.04	$0.02	$0.13	$0.14

	Quarter
2004	First	Second	Third	Fourth

Revenues	$18,686	$23,898	$27,650	$34,204
Gross profit	9,312	12,247	13,978	17,628
Net income from continuing operations	1,790	2,441	1,960	4,321
Loss from discontinued Skin Care Center operations	(298)	—	—	—
Loss on closure of Skin Care Center	(2,095)	—	—	—
Net income (loss)	(603)	2,441	1,960	4,321
Earnings (loss) per common share
Basic:
Income from continuing operations	$0.08	$0.11	$0.09	$0.20
Loss from discontinued operations	$(0.11)	—	—	—
Net income (loss)	$(0.03)	$0.11	$0.09	$0.20
Diluted:
Income from continuing operations	$0.07	$0.11	$0.09	$0.19
Loss from discontinued operations	$(0.10)	—	—	—
Net income (loss)	$(0.03)	$0.11	$0.09	$0.19

SCHEDULE II

CANDELA CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For the years ended July 3, 2004, June 28, 2003 and June 29, 2002

Description	COLUMN A Balance at Beginning of Period	COLUMN B Additions Charged to Income	COLUMN C Deductions from Reserves	COLUMN D Balance at End of Period

Reserves deducted from assets to which they apply (in thousands):

Allowance for doubtful accounts:

Year ended July 3, 2004	$970	$852	$330	$1,492

Year ended June 28, 2003 (Restated)	$981	$620	$631	$970

Year ended June 29, 2002 (Restated)	$901	$449	$369	$981

EXHIBIT INDEX

21.1                           Subsidiaries of the Company

23.1                           Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

23.2                           Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

33.1                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

33.2                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification pursuant to 18 U.S.C. Section 1350

32.2                           Certification pursuant to 18 U.S.C. Section 1350

II-1