Form 10-Q
period 2004-10-02
CANDELA CORP /DE/
filed 2004-11-05
CIK 793279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2004.

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

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2004
Common Stock, $.01 par value per share	22,517,832

CANDELA CORPORATION

Index

			Page
Part I.	Financial Information:

	Item 1.	Financial Statements

		Unaudited Consolidated Balance Sheets as of October 2, 2004 and July 3, 2004	3

		Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three-month periods ended October 2, 2004 and September, 27 2003	4

		Unaudited Consolidated Statements of Cash Flows for the three-month periods ended October 2, 2004 and September 27, 2003	5

		Notes to Unaudited Consolidated Financial Statements	6-12

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	17

	Item 4.	Controls and Procedures	17

Part II.	Other Information:
	Item 1.	Legal proceedings	18
	Item 6.	Exhibits	18

	Signatures		19
	Index to Exhibits		20

Part I.  Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands)	October 2, 2004	July 3, 2004
Assets:
Current assets:
Cash and cash equivalents	$36,611	$37,139
Restricted cash	260	257
Accounts receivable, net	32,202	34,302
Notes receivable	543	1,151
Inventories, net	14,352	13,571
Other current assets	2,259	2,184
Total current assets	86,227	88,604

Property and equipment, net	3,338	3,406
Deferred tax assets	5,915	5,914
Prepaid licenses	1,010	1,054
Other assets	2,452	1,501
Total assets	$98,942	$100,479

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,940	$6,973
Accrued payroll and related expenses	3,188	5,428
Accrued warranty costs	4,468	4,946
Income taxes payable	2,714	1,844
Other accrued liabilities	2,767	3,586
Deferred income (current portion)	3,702	3,421
Current liabilities of discontinued operations	1,288	1,019
Total current liabilities	23,067	27,217
Other long-term liabilities	4,195	3,945
Long-term liabilities of discontinued operations	2,100	2,548
Total liabilities	29,362	33,710

Stockholders’ equity:
Common stock	246	246
Treasury stock, at cost	(12,997)	(12,997)
Additional paid-in capital	53,221	53,069
Accumulated earnings	28,869	26,023
Accumulated other comprehensive income	241	428
Total stockholders’ equity	69,580	66,769
Total liabilities and stockholders’ equity	$98,942	$100,479

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION
Consolidated Statements of Operations and Comprehensive Income (loss)
(in thousands, except per share data)
(unaudited)

	For the three months ended:
	October 2, 2004	September 27, 2003
Revenue
Lasers and other products	$18,343	$15,357
Product-related service	4,048	3,329
Total revenue	22,391	18,686

Cost of sales
Lasers and other products	7,553	7,630
Product-related service	2,797	1,743
Total cost of sales	10,350	9,373

Gross profit	12,041	9,313

Operating expenses:
Selling, general and administrative	6,660	5,403
Research and development	1,335	1,076
Total operating expenses	7,995	6,479

Income from operations	4,046	2,834

Other income (expense):
Interest income	96	79
Interest expense	—	(4)
Other income, net	43	32
Total other income, net	139	107

Income from continuing operations before income taxes	4,185	2,941

Provision for income taxes	1,339	1,152

Income from continuing operations	2,846	1,789

Discontinued operations:
Loss from discontinued Skin Care Center operations of $473, less income tax benefit of $175	—	(298)
Loss on closure of Skin Care Center, of $3,348 less income tax benefit of $1,253	—	(2,095)
	—	(2,393)

Net (loss) income	$2,846	$(604)
Net income (loss) per share of common stock:
Basic:
Income from continuing operations	$0.13	$0.08
Loss from discontinued operations	—	(0.11)
Net (loss) income	$0.13	$(0.03)
Diluted:
Income from continuing operations	$0.12	$0.08
Loss from discontinued operations	—	(0.11)
Net (loss) income	$0.12	$(0.03)

Weighted average shares outstanding	22,326	21,388
Adjusted weighted average shares outstanding	23,031	22,188
Net income (loss)	$2,846	$(604)
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	(187)	(153)
Total comprehensive income (loss)	$2,659	$(757)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended:
	October 2, 2004	September 27, 2003
Cash flows from operating activities:
Net income (loss)	$2,846	$(604)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Provision for disposal of discontinued operations	—	2,095
Loss from discontinued operations	—	298
Depreciation and amortization	177	159
Provision for bad debts	(137)	(28)
Effect of exchange rate changes on foreign currency denominated assets and liabilities	8	9
Increase (decrease) in cash from working capital:
Accounts receivable	2,237	(21)
Notes receivable	591	(16)
Inventories	(817)	(1,027)
Other current assets	(1,019)	(272)
Other assets	43	62
Accounts payable	(2,571)	60
Accrued payroll and related expenses	(1,878)	(1,935)
Deferred revenue	296	42
Accrued warranty costs	(482)	392
Income taxes payable	882	(711)
Long-term portion of deferred revenue	247	(795)
Other accrued liabilities	(814)	324
Change in restricted cash	(3)	—
Net cash used for operating activities	(394)	(1,968)

Cash flows from investing activities:
Purchases of property and equipment	(119)	(17)
Net cash used for investing activities	(119)	(17)

Cash flows from financing activities:
Proceeds from the issuance of common stock	108	531
Net cash provided by financing activities	108	531

Effect of exchange rates on cash and cash equivalents	(123)	(270)

Net decrease in cash and cash equivalents	(528)	(1,724)
Cash and cash equivalents at beginning of period	37,139	31,870
Cash and cash equivalents at end of period	$36,611	$30,146

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1.                   Basis of Presentation

The accompanying unaudited consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the “Company”, or “Candela”) for fiscal year 2004, which should be read in conjunction with these financial statements.  The financial information included herein is unaudited, with the exception of the consolidated balance sheet as of July 3, 2004, which was derived from the audited consolidated balance sheet dated July 3, 2004. However, in the opinion of management, the financial statements include all necessary adjustments, consisting of normal recurring accruals, for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company’s Annual Report on Form 10-K. The results for the three-month period ended October 2, 2004 are not necessarily indicative of the results to be expected for the full year.

2.                   Discontinued Operations

On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure is accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, in the fiscal quarter ended September 27, 2003, the Company recorded a $2,095 charge for the accrual of $3,000 of future occupancy costs, primarily relating to future lease payments for the Boston facility, and $348 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,253. Approximately 45 positions have been eliminated as a result of this restructuring plan, and 44 employees have been terminated as of October 2, 2004.

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

The following table reflects the combined restructuring charges incurred in the three-month period ended October 2, 2004:

(in thousands)	Payroll and Severance	Leasehold Improvements and Fixed Assets	Facility Costs	Total
Balance at July 3, 2004	$0	$197	$2,809	$3,006
Reduction of reserve due to cash payments	—	—	220	220
Non-cash amortization	—	26	—	26

Balance at October 2, 2004	$0	$171	$2,589	$2,760

2.                   Discontinued Operations, continued

At October 2, 2004, the discontinued segment had a net liability of approximately $3.4 million consisting primarily of the aforementioned reserve of $2.8 million and deferred gift certificate revenue of $0.8 million partially offset by fixed assets of approximately $0.2 million.  Revenues for discontinued operations for the quarter ended September 27, 2003 were approximately $0.4 million. There have been no subsequent revenues.

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

3.      Stock-based Compensation, continued

Had compensation cost for Candela’s stock option plans been determined based on the fair value method set forth in FAS 123, Candela’s net income and basic and diluted net income per common share would have been changed to the pro forma amounts indicated below:

(in thousands, except per share data)	For the three months ended:
	October 2, 2004	September 27, 2003

Net income (loss), as reported	$2,846	$(604)

Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

Deduct: total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	(745)	(363)

Pro forma net income (loss)	$2,101	$(967)
Net income (loss) per share of common stock
Basic - as reported	$0.13	$(0.03)
Basic - pro forma	$0.09	$(0.04)
Diluted - as reported	$0.12	$(0.03)
Diluted - pro forma	$0.09	$(0.04)

In computing this pro-forma amount, the Company has used the Black-Scholes pricing model using the following assumptions for options granted in fiscal years 2005 and 2004:

	2005	2004
Risk-free interest rate	4.25%	4.25%
Estimated volatility	79%	76%
Expected life for stock options (yrs)	2.88	2.99
Expected life for stock purchase plan (yrs)	0.5	0.5
Expected dividends	—	—

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

(in thousands, except per share data)	For the three months ended:
	October 2, 2004	September 27, 2003

Basic shares used in the calculation of earnings per share	22,326	21,388

Effect of dilutive securities:
Stock options	705	751
Stock warrants	—	49

Diluted shares used in the calculation of earnings per share	23,031	22,188

Per share effect of dilutive securities on income from continuing operations	$0.01	$0.00

Per share effect of dilutive securities on net income	$0.01	$0.00

During the three-month period ended October 2, 2004, options to purchase 639,891 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the common stock for the period.  During the three-month period ended September 27, 2003, all options to purchase shares of common stock were included in the calculation of diluted earnings per share.

5.                   Inventories

(in thousands)	October 2, 2004	July 3, 2004

Raw materials	$3,891	$4,833
Work in process	447	556
Finished goods	10,014	8,182
	$14,352	$13,571

6.      Segment Information

The Company operates principally in one industry segment: the design, manufacture, sale, and service of medical devices and related equipment. The results in this segment have been presented in the Consolidated Statements of Operations for the appropriate periods.

7.      Guarantees

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

The following table reflects changes in the Company’s accrued warranty account during the three-month period ended October 2, 2004:

(in thousands)
Beginning balance July 3, 2004	$8,257
Plus accruals related to new sales	931
Less amortization of prior period accruals	1,888
Ending balance on October 2, 2004	$7,300

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

The following table reflects changes in the Company’s deferred revenue account during the three-month period ended October 2, 2004:

(in thousands)
Beginning balance July 3, 2004	$4,055
Plus deferral of new service contract sales	2,531
Less recognition of deferred revenue	1,521
Ending balance on October 2, 2004	$5,065

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

8.      Asset Acquisition

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

The asset acquisition consisted primarily of fixed assets, including production and office equipment, and inventory located at the division’s facility in New Jersey. The acquisition increased the Company’s net property and equipment by approximately $0.8 million and inventory by approximately $0.4 million. For the three months ended October 2, 2004, the Applied Optronics operation generated approximately $0.4 million in revenue from diode sales to third-party customers.

9.             Stock split

On January 28, 2004, the Company announced that its Board of Directors approved a two-for-one stock split of the Company’s common stock effected in the form of a stock dividend paid on March 16, 2004. As a result of this action 13.3 million shares were issued to shareholders of record as of February 16, 2004. Par value of the stock remains at $.01 per share and accordingly, $133 was transferred from additional paid-in capital to common stock. All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

10.          Commitments and Contingencies

The Company has an Amended and Restated License Agreement (the “License”) with The Regents of the University of California (“The Regents”) pursuant to which the Company licenses certain patent rights to its dynamic cooling device (“DCD”) from The Regents.  The Company sells its DCD as a component part of its Smoothbeam ® laser system and as an accessory to its other laser systems.  In April of 2004, The Regents issued a notice of default under the License, asserting, among other things, that the Company is in breach of the License for the alleged failure to make required royalty payments and to make required disclosures.  The Regents’ April notice asserted that the total underpaid royalties, interest and other charges for the period from August of 2000 through September 2003 are $1,128,000.  The Regents issued a subsequent notice of default, dated June 30, 2004, relating to the quarterly periods ended December 27, 2003 and March 27, 2004, for which The Regents asserted that the Company underpaid additional royalties amounting to $1,350,000.  The Company and The Regents differ in their respective interpretations of which products sold by the Company give rise to a royalty-bearing obligation to The Regents.  The Company believes it has made all payments it was required to make.

10.          Commitments and Contingencies, continued

Under the License, disputes are to be settled by binding arbitration through a mutually acceptable single arbitrator.  On June 14, 2004, the Company filed a Demand for Arbitration to adjudicate the differing interpretations of the License Agreement held by the Company and The Regents.  On July 8, 2004, The Regents filed their response and counterclaim for breach of contract and declaratory relief.  Candela deposited approximately $1.0 million in June of 2004, and an additional $1.0 million in August of 2004, into an escrow fund to be paid in whole or in part to the Company or The Regents as determined by the arbitrator.  As a result of the establishment of the escrow fund, The Regents will not terminate or purport to terminate the License Agreement based on any alleged breach by the Company related to any matter now before the arbitrator.  The $2.0 million deposited in the escrow fund has been included in Other Assets on the accompanying balance sheet, and no expense has or will be recorded with respect to the escrow fund or any additional contingent liabilities while the matter is being arbitrated. A final decision of the arbitrator in this matter is presently expected to be delivered during the second or third quarter of fiscal 2005.

From time to time, the Company is a party to various legal proceedings incidental to its business.  Except for the pending arbitration proceedings with The Regents, the Company believes that none of the legal proceedings that are presently pending, if adversely decided to the Company, will have a material adverse effect upon its financial position, results of operations, or liquidity.

CANDELA CORPORATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

We research, develop, manufacture, market and service lasers used to perform aesthetic and cosmetic procedures. We sell our lasers to physicians and personal care practitioners.  We market our products directly and through a network of distributors to end-users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists and general and vascular surgeons.  We derive our revenue from the sales of lasers and other products, and the provision of product-related services.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies, restructurings and income taxes. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions. A discussion of our critical accounting policies and the related estimates and judgments affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for fiscal year 2004.

Results of Operations

Revenue.

Revenue source by geographic region is reflected in the following table:

(in thousands)	For the three months ended:
	October 2, 2004		September 27, 2003		Change

US revenue	$9,424	42%	$7,852	42	$1,572	20%
Foreign revenue	12,967	58%	10,834	58%	2,133	20%

Total revenue	$22,391	100%	$18,686	100%	$3,705	20%

Consolidated Overview

Consolidated revenue increased $3.7 million, to $22.4 million for the three months ended October 2, 2004, from $18.7 million for the three months ended September 27, 2003.  The increase was due primarily to uniform increase in demand for our products and related service on a worldwide basis, coupled with our emerging ability to reach into new markets.

Foreign revenue increased 20% to $13.0 million for the three-month period ended October 2, 2004, as compared to the three-month period ended September 27, 2003. Foreign revenue increased across all countries with South America and Europe showing the most strength. Revenues in South America increased over 400 percent, accounting for approximately $0.6 million or 29% of this comparative increase while European revenues increased approximately $1.2 million accounting for 57% of this comparative increase. Increases in Japan were more modest, totaling approximately $0.3 million for the quarter or approximately 14% of the quarter over quarter increase.

US revenue increased 20% to $9.4 million for the three-month period ended October 2, 2004, as compared to the three-month period ended September 27 2003.  The revenue increase in the US was uniform across all regions denoting solid demand for our products and related services.

Revenue source by type is reflected in the following table:

	For the three months ended:
(in thousands)	October 2, 2004		September 27, 2003		Change
Revenue
Lasers and other products	$18,343	82%	$15,357	82	$2,986	19%
Product-related service	4,048	18%	3,329	18%	719	22%

Total revenue	$22,391	100%	$18,686	100%	$3,705	20%

The increase in revenue from lasers and other products for the three months ended October 2, 2004, compared to the three-month period ended September 27, 2003 resulted primarily from an increase in the sales volume of our new GentleYag™ product. The increase in revenue from product-related service for the three months ended October 2, 2004 compared to the three months ended September 27, 2003 resulted primarily from an increase in the number of service related contracts sold in addition to an increase in the number of consumables and accessories sold to support our installed base.

Cost of Sales.  Cost of sales increased 10% to $10.4 million for the three months ended October 2, 2004 as compared to cost of sales of $9.4 million for the three months ended September 27, 2003.  As a percentage of revenue, cost of sales decreased almost 4% on a comparative basis, quarter over quarter.

Gross Profit.  Gross profit was approximately $12.0 million or 54% of revenues for the three-month period ended October 2, 2004, compared to gross profit of approximately $9.3 million or 50% for the same period one year earlier. This increase in gross profit results principally from the increase in sales volume of our GentleYag™ product line.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased 23%, to approximately $6.7 million for the three-month period ended October 2, 2004 from approximately $5.4 million for the three-month period ended September 27, 2003. As a percentage of revenue, selling, general and administrative expenses increased to 30% from 29% of revenues for the same respective periods. This increase was due primarily to commission and employee related expense of approximately $0.5 million in the US and $0.5 million internationally, coupled with increased administrative costs in Spain as a result of our expansion effort into Portugal.

Research and Development Expense.  Research and development spending increased to $1.3 million for the three-month period ended October 2, 2004 from $1.1 million for the three-month period ended September 27, 2003 due primarily to an increase in project related expenses.

Other Income/Expense.  Net other income for the current period remained relatively unchanged as compared to the three months ended September 27, 2003.

Income Taxes.  The provision for income taxes results from a combination of activities of both the domestic operations and foreign subsidiaries of the Company.  We recorded a 32% effective tax rate for the three-month period ended October 2, 2004.  This compares to the three-month period ended September 27, 2003, in which we recorded a 31.5% effective tax rate.  The provision for income taxes for the three months ended October 2, 2004 differs from the U.S. statutory rate as a result of tax provisions calculated for income generated by foreign subsidiaries at a rate that differs from the U.S. statutory rate.

Discontinued Operations

On September 27, 2003, we permanently closed our only remaining skin care center, which was located in Boston. The closure of the Boston skin care center, together with the earlier closing of our Scottsdale, Arizona spa, and the associated cessation of this line of business, is accounted for as discontinued operations. As a result of the closure of the Boston skin care center, in the fiscal quarter ended September 27, 2003, we recorded a $2.1 million charge for the accrual of $3.0 million of future occupancy costs and $0.3 million of severance obligations and other related costs of closure, net of anticipated tax benefits of $1.3 million. In addition, both the financial statements for the three months ended October 2, 2004 and all prior financial statements have been restated to reflect skin care center operations as discontinued.  The Company believes that the size of the accrual that it has established is sufficient to cover all future leasehold expenses for the remainder of the lease term. Leasehold expenses could potentially be mitigated through the sublease of the property. The landlord has notified the Company that it has re-let the premises. The Company has elected not to reverse any portion of the accrual at this time because the potential economic benefits are not yet known.

Liquidity and Capital Resources

Cash used in operating activities was $0.4 million for the three months ended October 2, 2004, in comparison to cash used in operating activities of $2.0 million for the same period in the prior year. This decrease in cash used by operating activities primarily reflects stronger overall operating results combined with the replenishment of cash due to the collection of accounts receivable. This was partially offset by an increase in accruals and accounts payable due to the timing of our current quarter end as compared to the prior year.  In addition, the Company deposited $1.0 million during the current quarter into an escrow account which is being carried as an other asset at the current balance sheet date. Cash used by investing activities remained relatively flat for the three months ended October 2, 2004, as the Company continued its conservative policy towards capital outlays for property, plant and equipment.

Our outstanding contractual obligations as of October 2, 2004, are reflected in the following table:

(in thousands)	Total	Maturity Less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years
Operating leases	2,152	742	981	350	79

We also maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate, or LIBOR plus 2.25%.  Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed.  The line of credit is unsecured.  The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock.  No amounts were outstanding under the line of credit as of October 2, 2004.

We believe that our current cash balances will be sufficient to meet anticipated cash requirements for the next twelve months.  However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, when such capital becomes required.

Cautionary Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not promises or guarantees and are subject to risks and uncertainties that could cause our actual results to differ materially from those anticipated.  Such statements may relate to, among other things, the future of the industry, product development, business strategy (including the possibility of future acquisitions), anticipated operational and capital expenditure levels, continued acceptance and growth of our products, and dependence on significant customers and suppliers.  Forward-looking statements may also include, without limitation, any statement relating to future events, conditions or circumstances or using words such as or similar to:  anticipate; believe; continue; could; estimate; expect; intend; plan; predict; project; may; or will.  The risks and uncertainties that may affect forward-looking statements and/or our business include, among others, those discussed in “Cautionary Statements” in our Annual Report filed on Form 10-K for the fiscal year ended July 3, 2004, as well as other risks and uncertainties referenced in this Quarterly Report.  These risks and uncertainties include, but are not limited to, the following:

Cautionary Statements, continued

•                  Our principal source of liquidity is our current cash and equivalents. Our ability to generate cash from operations is dependant upon our ability to generate revenue from selling our lasers and other products and providing product-related services. A decrease in demand for our products and related services or increases in operating costs would likely have an adverse effect on our liquidity.

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

•                  An adverse result in the arbitration proceeding pending against The Regents of the University of California would result in additional expenditures and would negatively impact our operating results.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We have foreign subsidiaries in Japan, Spain, France and Germany.  Approximately 58% of our revenues for the three months ended October 2, 2004 were from operations outside the United States.  These subsidiaries transact business in both local and foreign currency.  Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, which could adversely impact our results and financial condition.  However, sales from the United States made directly to customers or distributors in foreign countries are invoiced in U.S. dollars and are not exposed to foreign currency risk.

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

Item 4 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of October 2, 2004 (the “Evaluation Date”).  Based on that evaluation, members of our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report the information required to be included in this quarterly report within the required time period.

(b) Changes to internal controls.  There were no changes in our internal controls over financial reporting during the fiscal quarter ended October 2, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CANDELA CORPORATION

Part II.  Other Information

Item 1.  Legal Proceedings.

The Company has an Amended and Restated License Agreement (the “License”) with The Regents of the University of California (“The Regents”) pursuant to which the Company licenses certain patent rights to its dynamic cooling device (“DCD”) from The Regents.  The Company sells its DCD as a component part of its Smoothbeam ® laser system and as an accessory to its other laser systems.  In April of 2004, The Regents issued a notice of default under the License, asserting, among other things, that the Company is in breach of the License for the alleged failure to make required royalty payments and to make required disclosures.  The Regents’ April notice asserted that the total underpaid royalties, interest and other charges for the period from August of 2000 through September 2003 are $1,128,000.  The Regents issued a subsequent notice of default, dated June 30, 2004, relating to the quarterly periods ended December 27, 2003 and March 27, 2004, for which The Regents asserted that the Company underpaid additional royalties amounting to $1,350,000.  The Company and The Regents differ in their respective interpretations of which products sold by the Company give rise to a royalty-bearing obligation to The Regents.  The Company believes it has made all payments it was required to make.

Under the License, disputes are to be settled by binding arbitration through a mutually acceptable single arbitrator.  On June 14, 2004, the Company filed a Demand for Arbitration to adjudicate the differing interpretations of the License Agreement held by the Company and The Regents.  On July 8, 2004, The Regents filed their response and counterclaim for breach of contract and declaratory relief.  Candela deposited approximately $1.0 million in June of 2004, and an additional $1.0 million in August of 2004, into an escrow fund to be paid in whole or in part to the Company or The Regents as determined by the arbitrator.  As a result of the establishment of the escrow fund, The Regents will not terminate or purport to terminate the License Agreement based on any alleged breach by the Company related to any matter now before the arbitrator.  A final decision of the arbitrator in this matter is presently expected to be delivered during the second or third quarter of fiscal 2005.

From time to time, we are a party to various legal proceedings incidental to our business.  Except for the pending arbitration proceedings with The Regents, we believe that none of the legal proceedings that are presently pending, if adversely decided to the Company, will have a material adverse effect upon our financial position, results of operations, or liquidity.

Item 6.  Exhibits

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

CANDELA CORPORATION

Date:	November 5, 2004	/s/ F. Paul Broyer
F. Paul Broyer
Senior Vice President, Finance and Administration
and Chief Financial Officer

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