Form 10-Q
period 2005-01-01
CANDELA CORP /DE/
filed 2005-02-09
CIK 793279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 1, 2005.

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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☒       No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2005
Common Stock, $.01 par value per share	22,568,776

CANDELA CORPORATION

Part I.  Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)	January 1, 2005	July 3, 2004
	(unaudited)
Assets:

Current assets:
Cash and cash equivalents	$45,798	$37,139
Restricted cash	260	257
Accounts receivable, net	30,291	34,302
Notes receivable	877	1,151
Inventories, net	13,679	13,571
Other current assets	1,404	2,184
Total current assets	92,309	88,604

Property and equipment, net	3,504	3,406
Deferred tax assets	5,661	5,914
Prepaid licenses	966	1,054
Other assets	3,938	1,501
Total assets	$106,378	$100,479

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,474	$6,973
Accrued payroll and related expenses	3,314	5,428
Accrued warranty costs	4,779	4,946
Income taxes payable	3,468	1,844
Other accrued liabilities	3,542	3,586
Deferred income (current portion)	4,465	3,421
Current liabilities of discontinued operations	1,249	1,019
Total current liabilities	27,291	27,217
Other long-term liabilities	4,773	3,945
Long-term liabilities of discontinued operations	649	2,548
Total liabilities	32,713	33,710

Stockholders’ equity:
Common stock	246	246
Treasury stock, at cost	(12,997)	(12,997)
Additional paid-in capital	53,487	53,069
Accumulated earnings	31,478	26,023
Accumulated other comprehensive income	1,451	428
Total stockholders’ equity	73,665	66,769
Total liabilities and stockholders’ equity	$106,378	$100,479

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended:		For the six months ended:
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Revenue
Lasers and other products	$23,539	$19,906	$41,882	$35,260
Product-related service	4,665	3,992	8,713	7,324
Total revenue	28,204	23,898	50,595	42,584
Cost of sales
Lasers and other products	9,833	9,527	17,386	17,156
Product-related service	4,395	2,124	7,192	3,869
Total cost of sales	14,228	11,651	24,578	21,025

Gross profit	13,976	12,247	26,017	21,559
Operating expenses:
Selling, general and administrative	9,997	7,818	16,657	13,221
Research and development	1,621	1,415	2,956	2,491
Total operating expenses	11,618	9,233	19,613	15,712

Income from operations	2,358	3,014	6,404	5,847
Other income (expense):
Interest income	141	76	237	155
Interest expense	—	(4)	—	(8)
Other income, net	75	379	118	412
Total other income	216	451	355	559

Income from continuing operations before income taxes	2,574	3,465	6,759	6,406

Provision for income taxes	824	1,024	2,163	2,176

Income from continuing operations	1,750	2,441	4,596	4,230
Discontinued operations:
Loss from discontinued Skin Care Center operations of $473 less income tax benefit of $175	—	—	—	(298)
Gain (loss) on closure of skin care center including revision of leasehold obligations of $1,374 and provision of $(3,348) less income tax expense of $(515) and income tax benefit of $1,253	859	—	859	(2,095)
Net income	$2,609	$2,441	$5,455	$1,837
Net income (loss) per share of common stock
Basic:
Income from continuing operations	$.08	$.11	$.20	$.20
Gain (loss) from discontinued operations	.04	—	.04	(.11)
Net income	$.12	$.11	$.24	$.09
Diluted:
Income from continuing operations	$.07	$.11	$.20	$.19
Gain (loss) from discontinued operations	.04	—	.04	(.11)
Net income	$.11	$.11	$.24	$.08

Basic weighted average shares outstanding	22,363	21,739	22,356	21,563
Diluted weighted average shares outstanding	23,063	22,576	23,058	22,380

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended:
	January 1, 2005	December 27, 2003
Cash flows from operating activities:
Net income	$5,455	$1,837
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Revision of) provision for disposal of discontinued operations	(1,374)	2,095
Depreciation and amortization	362	253
Provision for bad debts	300	111
Effect of exchange rate changes on foreign currency denominated assets and liabilities	59	25
Increase (decrease) in cash from working capital:
Accounts receivable	4,245	(2,220)
Notes receivable	(327)	348
Inventories	397	(2,572)
Other current assets	(1,865)	(613)
Other assets	369	(80)
Accounts payable	(975)	(501)
Accrued payroll and related expenses	(2,157)	(1,593)
Deferred revenue	909	59
Accrued warranty costs	(218)	801
Income taxes payable	1,787	(717)
Long term portion of deferred revenue	805	(760)
Loss from discontinued operations	—	298
Other accrued liabilities	(122)	1,048
Change in restricted cash	(3)	—
Net cash provided by (used for) operating activities	7,647	(2,181)

Cash flows from investing activities:
Purchases of property and equipment	(468)	(88)
Net cash used for investing activities	(468)	(88)

Cash flows from financing activities:
Proceeds from the issuance of common stock	419	2,434
Net cash provided by financing activities	419	2,434

Effect of exchange rates on cash and cash equivalents	1,061	362

Net increase in cash and cash equivalents	8,659	527
Cash and cash equivalents at beginning of period	$37,139	$31,870
Cash and cash equivalents at end of period	$45,798	$32,397

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Candela Corporation

Notes to Consolidated Financial Statements

1.                   Basis of Presentation

The accompanying unaudited consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the “Company”, or “Candela”) for fiscal year 2004, which should be read in conjunction with these financial statements.  The financial information included herein is unaudited, with the exception of the consolidated balance sheet as of July 3, 2004, which was derived from the audited consolidated balance sheet dated July 3, 2004. However, in the opinion of management, the financial statements include all necessary adjustments, consisting of normal recurring accruals, for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company’s Annual Report on Form 10-K. The results for the three and six-month periods ended January 1, 2005 are not necessarily indicative of the results to be expected for the full year.

2.                   Discontinued Operations

On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure is accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, in the fiscal quarter ended September 27, 2003, the Company recorded a $2,095 charge for the accrual of $3,000 of future occupancy costs, primarily relating to future lease payments for the Boston facility, and $348 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,253. Approximately 45 positions have been eliminated as a result of this restructuring plan, and 44 employees have been terminated as of January 1, 2005.

During the three-month period ended October 2, 2004, the landlord for the Boston facility secured a sublease for that property.  The Company was not able to determine the future economic benefit of the sublease at that time. The sublessee commenced making payments to the landlord during December of 2004.  As a result of these and future payments scheduled under the sublease, the Company revised the estimated future costs associated with the Boston facility and, in the quarter ended January 1, 2005, has reversed approximately $859 of the restructuring reserve. This reversal represents the aforementioned anticipated economic benefit due to sublessee payments of $1,703, net of legal and other fees of approximately $329 and income taxes of approximately $515, and was recognized in the three-month period ended January 1, 2005.

The following table reflects the combined restructuring charges incurred in the six month period ended January 1, 2005:

(in thousands)	Leasehold Improvements and Fixed Assets	Facility Costs	Total
Balance at July 3, 2004	$197	$2,809	$3,006
Reduction of reserve due to cash payments		337	337
Non-cash amortization relating to the Scottsdale reserve	50	—	50
Reduction of reserve due to revision of leasehold obligation	—	1,374	1,374
Balance at January 1, 2005	$147	$1,098	$1,245

2.                   Discontinued Operations, continued

At January 1, 2005, the discontinued segment had a net liability of approximately $1.9 million consisting primarily of the aforementioned reserve of $1.2 million and deferred gift certificate revenue of $0.8 million partially offset by fixed assets of approximately $0.1 million.  Revenues for discontinued operations for the quarter ended September 27, 2003 were approximately $0.4 million. There have been no subsequent revenues.

3.                   Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”). FAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company is required to adopt the provisions of FAS123R as of the beginning of its first fiscal quarter of 2006, beginning July 3, 2005. This statement establishes standards for and requires the recognition of the cost of employment-related services settled in share-based payment. The adoption of the provisions of FAS 123R will have a material impact on the Company’s consolidated financial statements.

Currently and until the adoption of FAS 123R, the Company follows the provisions of FAS 123. The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. Candela has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

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

3.                   Stock-based Compensation, continued

Had compensation cost for Candela’s stock option plans been determined based on the fair value method set forth in FAS 123, Candela’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	For the three months ended:		For the six months ended:
(in thousands, excepts per share data)	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003

Net income , as reported	$2,609	$2,441	$5,455	$1,837

Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—

Deduct: total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	(138)	(401)	(289)	(775)

Pro forma net income	$2,471	$2,040	$5,166	$1,062
Net income per share of common stock
Basic - as reported	$0.12	$0.11	$0.24	$0.09
Basic - pro forma	$0.11	$0.09	$0.23	$0.05
Diluted - as reported	$0.11	$0.11	$0.24	$0.08
Diluted - pro forma	$0.11	$0.09	$0.22	$0.05

In computing this pro-forma amount, the Company has used the Black-Scholes pricing model using the following assumptions for options granted in fiscal years 2005 and 2004:

	2005	2004
Risk-free interest rate	4.25%	4.25%
Estimated volatility	78%	76%
Expected life for stock options (yrs)	2.96	2.99
Expected life for stock purchase plan (yrs)	0.5	0.5
Expected dividends	—	—

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

	For the three months ended:		For the six months ended:
(in thousands, except per share data)	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003

Basic shares used in the calculation of earnings per share	22,363	21,739	22,356	21,563

Effect of dilutive securities:
Stock options	700	786	702	767
Stock warrants	—	51	—	50

Diluted shares used in the calculation of earnings per share	23,063	22,576	23,058	22,380

Per share effect of dilutive securities on income from continuing operations	$.01	$.00	$.00	$.01

Per share effect of dilutive securities on net income	$.01	$.00	$.00	$.01

During the three and six month periods ended January 1, 2005, options to purchase 335 and 351 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the common stock for the period.  During the three and six month periods ended December 27, 2003, options to purchase 927 and 677 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the common stock for the period.

5.      Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity.

	For the three months ended:		For the six months ended:
(in thousands)	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Net income	$2,609	$2,441	$5,455	$1,837
Foreign currency translation adjustment	1,210	851	1,023	698
Total comprehensive income	$3,819	$3,292	$6,478	$2,535

6.                   Inventories

(in thousands)	January 1, 2005	July 3, 2004

Raw materials	$5,328	$4,833
Work in process	441	556
Finished goods	7,910	8,182
	$13,679	$13,571

7.      Segment Information

The Company operates in one industry segment: the design, manufacture, sale, and service of medical devices and related equipment. The results in this segment have been presented in the Consolidated Statements of Operations for the appropriate periods.

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

The following table reflects changes in the Company’s accrued warranty account during the six-month period ended January 1, 2005:

(in thousands)
Beginning balance July 3, 2004	$8,257
Plus accruals related to new sales	2,391
Less amortization of prior period accruals	3,173
Ending balance on January 1, 2005	$7,475

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

8.                   Guarantees, continued

The following table reflects changes in the Company’s deferred revenue account during the six-month period ended January 1, 2005:

(in thousands)
Beginning balance July 3, 2004	$4,055
Plus deferral of new service contract sales	5,068
Less recognition of deferred revenue	2,581
Ending balance on January 1, 2005	$6,542

The Company has an agreement (the “Agreement”) with an independent leasing company whereby the Company will purchase delinquent leases (the “UNL Provision”) relating to Company products purchased by customers and financed through the leasing company.  The Company is required to honor the UNL Provision when the leasing company’s aggregate losses reach levels specified in the Agreement.  The UNL Provision of the Agreement was eliminated for any lease initiated after December 31, 2002.  Since the inception of the Agreement, the cumulative amounts paid to the leasing company under the UNL Provision have not been significant.

9.       Stock split

On January 28, 2004, the Company announced that its Board of Directors approved a two-for-one stock split of the Company’s common stock effected in the form of a stock dividend paid on March 16, 2004. As a result of this action, 13.3 million shares were issued to shareholders of record as of February 16, 2004. Par value of the stock remains at $.01 per share and accordingly $133 was transferred from additional paid-in capital to common stock. All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

10.    Commitments and Contingencies

The Company has an Amended and Restated License Agreement (the “License”) with The Regents of the University of California (“The Regents”) pursuant to which the Company licenses certain patent rights to its dynamic cooling device (“DCD”) from The Regents.  The Company sells its DCD as a component part of its Smoothbeam ® laser system and as an accessory to its other laser systems.  In April of 2004, The Regents issued a notice of default under the License, asserting, among other things, that the Company is in breach of the License for the alleged failure to make required royalty payments and to make required disclosures.  The Regents’ April notice asserted that the total underpaid royalties, interest and other charges for the period from August of 2000 through September 2003 are $1,128,000.  The Regents issued a subsequent notice of default, dated June 30, 2004, relating to the quarterly periods ended December 27, 2003 and March 27, 2004, for which The Regents asserted that the Company underpaid additional royalties amounting to $1,350,000.  The Regents issued a subsequent notice of default, dated September 10, 2004, relating to the quarterly period ended July 3, 2004, for which The Regents asserted that the Company underpaid additional royalties amounting to $990,000. The Company and The Regents differ in their respective interpretations of which products sold by the Company give rise to a royalty-bearing obligation to The Regents.  The Company believes it has made all payments it was required to make.

10.    Commitments and Contingencies, continued

Under the License, disputes are to be settled by binding arbitration through a mutually acceptable single arbitrator.  On June 14, 2004, the Company filed a Demand for Arbitration to adjudicate the differing interpretations of the License Agreement held by the Company and The Regents.  On July 8, 2004, The Regents filed their response and counterclaim for breach of contract and declaratory relief.  Candela deposited approximately $1.0 million in June of 2004, and an additional $1.0 and $1.4 million in August and December, respectively, of 2004, into an escrow fund to be paid in whole or in part to the Company or The Regents as determined by the arbitrator.  As a result of the establishment of the escrow fund, The Regents will not terminate or purport to terminate the License Agreement based on any alleged breach by the Company related to any matter now before the arbitrator.  The $3.4 million deposited in the escrow fund has been included in Other Assets on the accompanying balance sheet, and no expense has or will be recorded with respect to the escrow fund or any additional contingent liabilities while the matter is being arbitrated. A final decision of the arbitrator in this matter is presently expected to be delivered during the third quarter of fiscal 2005.

During January of 2005, the Company received a demand for payment of bankruptcy preference claims relating to payments the Company received in the ordinary course of business prior to the bankruptcy of DVI Strategic Partner Group (DVI). The Company is in the process of researching the claim, but feels that no preferential treatment was bestowed upon it during the months leading up to the aforementioned bankruptcy, and accordingly believes the demand is without merit.

From time to time, the Company is a party to various legal proceedings incidental to its business.  Except for the pending arbitration proceedings with The Regents, and the bankruptcy preference claims in the DVI matter, the Company believes that none of the legal proceedings that are presently pending, if adversely decided to the Company, will have a material adverse effect upon its financial position, results of operations, or liquidity.

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

Results of Operations

Revenue.

Revenue source by geographic region is reflected in the following table:

	For the three months ended:
(in thousands)	January 1, 2005		December 27, 2003		Change

US revenue	$13,156	47%	$11,242	47%	$1,914	17%
Foreign revenue	15,048	53%	12,656	53%	2,392	19%

Total revenue	$28,204	100%	$23,898	100%	$4,306	18%

	For the six months ended:
	January 1, 2005		December 27, 2003		Change

US revenue	$22,580	45%	$19,094	45%	$3,486	18%
Foreign revenue	28,015	55%	23,490	55%	4,525	19%

Total revenue	$50,595	100%	$42,584	100%	$8,011	19%

Consolidated Overview

Consolidated revenue increased $4.3 and $8.0 million, to $28.2 and $50.6 million for the three and six-month periods, respectively, ended January 1, 2005, as compared to the three and six-month periods ended December 27, 2003. The increase was due primarily to uniform increase in demand for our products and product-related service on a worldwide basis, coupled with our emerging ability to reach into new markets.

Foreign revenue increased 18.9% to $15.0 million for the three-month period ended January 1, 2005, as compared to the three-month period ended December 27, 2003. Revenues in Japan increased approximately $1.4 million quarter over quarter while total European revenues increased approximately $0.9 million.

Foreign revenue increased 19.3% to $28.0 million for the six-month period ended January 1, 2005, as compared to the six-month period ended December 27, 2003. Year-to-date foreign revenue increased across all countries with the exception of France which showed a slight decrease. Year-to-date revenues in South America increased over 360 percent, accounting for approximately $1.2 million or 27% of the year over year comparative increase while European revenues increased approximately $2.2 million accounting for 48% of this comparative increase. Increases in Japan were more modest, totaling approximately $0.9 million for the year to date or approximately 20% of the year-to-date increase.

US revenue increased by $1.9 and $3.5 million, respectively, for the three and six month periods ended January 1, 2005, as compared to the same periods during the prior fiscal year. This increase was primarily due to market demand for our GentleYag™ product line which was launched during the third quarter of last year.

Revenue source by type is reflected in the following table:

	For the three months ended:
(in thousands)	January 1, 2005		December 27, 2003		Change
Revenue
Lasers and other products	$23,539	83%	$19,906	83%	$3,633	18%
Product-related service	4,665	17%	3,992	17%	673	17%

Total revenue	$28,204	100%	$23,898	100%	$4,306	18%

	For the six months ended:
	January 1, 2005		December 27, 2003		Change
Revenue
Lasers and other products	$41,882	83%	$35,260	83%	$6,622	19%
Product-related service	8,713	17%	7,324	17%	1,389	19%

Total revenue	$50,595	100%	$42,584	100%	$8,011	19%

The increase in laser and other product revenue for the three month period ended January 1, 2005, compared to the three month period ended December 27, 2003, resulted primarily from an incremental increase in sales volume of our GentleYag™ product line of approximately $5.6 million. This increase was partially offset by a reduction in sales volume of both the VBeam™ and Smoothbeam™ product lines of approximately $1.1 and $0.8 million, respectively. Product-related service increased $0.7 million as compared to the same period of the prior year due to more service-related contracts being sold through to our installed base.

The increase in laser and other product revenue for the six month period ended January 1, 2005, compared to the six month period ended December 27, 2003, resulted primarily from an increase in the sales volume of our GentleYag™ product line of approximately $9.0 million, partially offset by a reduction in Smoothbeam™ product sales of approximately $1.6 million. Product-related service increased $1.4 million during the quarter due to more service-related contracts being sold through to our installed base.

Gross Profit.  Gross profit increased to approximately $14.0 million or 49.6% of revenues for the three month period ended January 1, 2005, compared to gross profit of approximately $12.2 million or 51.2% for the same period one year earlier.  Gross profit increased to approximately $26.0 million or 51.4% of revenues for the six-month period ended January 1, 2005, compared to gross profit of approximately $21.6 million or 50.3% for the same period one year earlier.  The increases in gross profit result principally from the increase in sales volume.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased to approximately $10.0 million for the three-month period ended January 1, 2005 from approximately $7.8 million for the three-month period ended December 27, 2003. The increase was primarily due to an increase in marketing program spending of approximately $0.6 million, increased legal expenses of approximately $0.6 million, and employee related expenses of approximately $0.5 million coupled with increased administrative costs as a result of our expansion efforts into Portugal and Italy.  As a percentage of quarterly revenue, selling, general and administrative expenses increased to 35.4% from 33.7% of revenues for the same respective period in the prior year. The majority of this comparative increase is due to potentially recoverable legal costs incurred in conjunction with the ongoing Regents arbitration (see Note 10). To date, the Company has incurred approximately $0.5 million in legal fees in the arbitration which, if a favorable ruling is received, will appear as a credit to expense during the period the ruling is adjudicated. For the six-month period ended January 1, 2005, selling, general and administrative expenses increased to approximately $16.7 million from approximately $13.2 million for the six-month period ended December 27, 2003. The increase in selling, general and administrative expenses is due primarily from the aforementioned increase in legal expense due to the ongoing Regents arbitration, increased employee-related and marketing expense on a period over period basis.

As a percentage of revenue, selling, general and administrative expenses increased to 32.9% from 31.0% of revenues as compared to the same six-month period one year earlier.

Research and Development Expense.         Research and development spending increased to $1.6 million for the three-month period ended January 1, 2005 from $1.4 for the three-month period ended December 27, 2003 due primarily to an increase in the number of active projects and an increase in employee costs. Spending in this area increased to $3.0 million for the six-month period ended January 1, 2005 from $2.5 for the six-month period ended December 27, 2003 due primarily to the aforementioned increase in project spending and an increase in employee-related costs.

Other Income/Expense.  Net other income was approximately $0.2 million for the three months ended January 1, 2005 compared to net other income of approximately $0.5 million for the three months ended December 27, 2003. For the six-month period ended January 1, 2005, net other income was approximately $0.4 million compared to net other income of approximately $0.6 million for the six-month period ended December 27, 2003. These amounts principally represent interest income on cash holdings.

Income Taxes. The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company.  Excluding discontinued operations, we recorded a 32% effective tax rate for both the three- and six-month periods ended January 1, 2005, compared to the three- and six-month periods ended December 27, 2003, in which we recorded a 29% effective tax rate.  The provision for income taxes differs from the U.S. statutory rate as a result of tax provisions calculated for income generated by foreign subsidiaries at a rate that differs from the U.S. statutory rate.

Discontinued Operations

On September 27, 2003, we permanently closed our only remaining skin care center, which was located in Boston. The closure of the Boston skin care center, together with the earlier closing of our Scottsdale, Arizona spa, and the associated cessation of this line of business, is accounted for as discontinued operations. As a result of the closure of the Boston skin care center, in the fiscal quarter ended September 27, 2003, we recorded a $2.1 million charge for the accrual of $3.0 million of future occupancy costs and $0.3 million of severance obligations and other related costs of closure, net of anticipated tax benefits of $1.3 million. In addition, both the financial statements for the three months ended October 2, 2004 and all prior financial statements have been restated to reflect skin care center operations as discontinued.  During the three-month period ended October 2, 2004, the landlord for the Boston facility secured a sublease for that property.  The Company was not able to determine the future economic benefit of the sublease at that time. The sublessee commenced making payments to the landlord during December of 2004.  As a result of these and future payments scheduled under the sublease, the Company revised the estimated future costs associated with the Boston facility and, in the quarter ended January 1, 2005, has reversed approximately $0.9 million of the restructuring reserve. This reversal represents the aforementioned anticipated economic benefit due to sublessee payments of $1.7 million, net of legal and other fees of approximately $0.3 million and income taxes of approximately $0.5 million, and was recognized in the three-month period ended January 1, 2005.

The Company believes that the size of the remaining accrual is sufficient to cover all future leasehold expenses for the remainder of the lease term. These expenses could potentially increase if the sublessee were not to honor its obligation.

Liquidity and Capital Resources

Cash provided by operating activities amounted to $7.6 million for the six months ended January 1, 2005, in comparison to cash used in operating activities of $2.2 million for the same period in the prior year. This increase in cash provided by operating activities primarily reflects collection of outstanding accounts receivable and increased inventory turns. Cash used by investing activities reflected the purchase of vans to better equip our sales force during the six months ended January 1, 2005, compared to the same period in the prior year.  Cash provided by financing activities amounted to $0.4 million for the six-months ended January 1, 2005 in comparison to cash provided of $2.4 million for the same period during the prior year.  The decrease reflects reduced proceeds for the issuance of stock by the corporation, primarily to employees under the existing stock option plan.

Our outstanding contractual obligations as of January 1, 2005, are reflected in the following table:

(in thousands)	Total	Maturity Less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years
Operating leases	$2,070	$679	$1,017	$221	$153

We also maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate, or LIBOR plus 2.25%.  Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed.  The line of credit is unsecured.  The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock.  No amounts were outstanding under the line of credit as of January 1, 2005.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We have foreign subsidiaries in Japan, Spain, France and Germany.  Approximately 55% of our revenues for the six months ended January 1, 2005 were from operations outside the United States.  These subsidiaries transact business in both local and foreign currency.  Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, which could adversely impact our results and financial condition.  However, sales from the United States made directly to customers or distributors in foreign countries are invoiced in U.S. dollars and are not exposed to foreign currency risk.

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

Item 4 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of January 1, 2005 (the “Evaluation Date”).  Based on that evaluation, members of our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report the information required to be included in this quarterly report within the required time period.

(b) Changes to internal control over financial reporting.  There were no changes in our internal control over financial reporting during the fiscal quarter ended January 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CANDELA CORPORATION

Part II.  Other Information

Item 1 - Legal Proceedings

The Company has an Amended and Restated License Agreement (the “License”) with The Regents of the University of California (“The Regents”) pursuant to which the Company licenses certain patent rights to its dynamic cooling device (“DCD”) from The Regents.  The Company sells its DCD as a component part of its Smoothbeam ® laser system and as an accessory to its other laser systems.  In April of 2004, The Regents issued a notice of default under the License, asserting, among other things, that the Company is in breach of the License for the alleged failure to make required royalty payments and to make required disclosures.  The Regents’ April notice asserted that the total underpaid royalties, interest and other charges for the period from August of 2000 through September 2003 are $1,128,000.  The Regents issued a subsequent notice of default, dated June 30, 2004, relating to the quarterly periods ended December 27, 2003 and March 27, 2004, for which The Regents asserted that the Company underpaid additional royalties amounting to $1,350,000.  The Regents issued a subsequent notice of default, dated September 10, 2004, relating to the quarterly period ended July 3, 2004, for which The Regents asserted that the Company underpaid additional royalties amounting to $990,000. The Company and The Regents differ in their respective interpretations of which products sold by the Company give rise to a royalty-bearing obligation to The Regents.  The Company believes it has made all payments it was required to make.

Under the License, disputes are to be settled by binding arbitration through a mutually acceptable single arbitrator.  On June 14, 2004, the Company filed a Demand for Arbitration to adjudicate the differing interpretations of the License held by the Company and The Regents.  On July 8, 2004, The Regents filed their response and counterclaim for breach of contract and declaratory relief.  Candela deposited approximately $1.0 million in June of 2004, and an additional $1.0 and $1.4 million in August and December, respectively, of 2004, into an escrow fund to be paid in whole or in part to the Company or The Regents as determined by the arbitrator.  As a result of the establishment of the escrow fund, The Regents will not terminate or purport to terminate the License based on any alleged breach by the Company related to any matter now before the arbitrator.  A final decision of the arbitrator in this matter is presently expected to be delivered during the third quarter of fiscal 2005.

During January of 2005, the Company received a demand for payment of bankruptcy preference claims relating to payments the Company received in the ordinary course of business prior to the bankruptcy of DVI Strategic Partner Group (DVI). The Company is in the process of researching the claim, but feels that no preferential treatment was bestowed upon it during the months leading up to the aforementioned bankruptcy, and accordingly believes the demand is without merit.

From time to time, the we are a party to various legal proceedings incidental to its business.  Except for the pending arbitration proceedings with The Regents, and the bankruptcy preference claims in the DVI matter, the Company believes that none of the legal proceedings that are presently pending, if adversely decided to the Company, will have a material adverse effect upon its financial position, results of operations, or liquidity.

Part II.  Other Information, continued

Item 4. Submission of Matters to a Vote of Security Holders

On December 14, 2004, the Company held its annual meeting of shareholders and voted on three proposals.

1)                                      At the Meeting, the vote on the election of Seven (7) directors to hold office until the Company’s next annual meeting, was as follows:

	FOR	WITHHOLD

George A. Abe	20,214,091	415,631
Ben Bailey III	20,499,286	130,436
Dr. Eric F. Bernstein	20,489,636	140,086
Nancy Nager	20,476,527	153,195
Gerard E. Puorro	23,332,803	296,919
Kenneth D. Roberts	20,386,490	243,232
Douglas W. Scott	20,114,910	514,812

2)                                      At the Meeting, the vote on a proposal to increase the authorized number of shares of common stock from 30,000,000 shares to 60,000,000 shares in the aggregate, was as follows:

FOR	AGAINST	ABSTAIN
19,752,800	827,920	49,002

3)                                      At the Meeting, the vote on a proposal to ratify BDO Seidman, LLP, was as follows:

FOR	AGAINST	ABSTAIN
20,552,607	56,553	50,583

ITEM 6 - Exhibits

(a)                                  Exhibits

Exhibit 10.1	Distribution Agreement with Danish Dermatologic Development A/S (DDD)
(Confidential treatment has been obtained or requested for certain portions of this document)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDELA CORPORATION

Date:	February 7, 2005	/s/ F. Paul Broyer
F. Paul Broyer
(Senior Vice President, Finance and Administration
and Chief Financial Officer)

Candela Corporation

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 10.1	Distribution Agreement with Danish Dermatologic Development A/S (DDD)
(Confidential treatment has been obtained or requested for certain portions of this document)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002