Form 10-Q
period 2005-04-02
CANDELA CORP /DE/
filed 2005-05-09
CIK 793279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2005.

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

Yes ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2005
Common Stock, $.01 par value per share	22,582,974

CANDELA CORPORATION

Index

Part I.	Financial Information:

	Item 1.	Financial Statements Unaudited Consolidated Balance Sheets as of April 2, 2005 and July 3, 2004	3

		Unaudited Consolidated Statements of Operations for the three-month periods ended April 2, 2005 and March 27, 2004, and for the nine-month periods ended April 2, 2005 and March 27, 2004	4

		Unaudited Consolidated Statements of Cash Flows for the nine-month periods ended April 2, 2005 and March 27, 2004	5

		Notes to Unaudited Consolidated Financial Statements	6-11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	18

	Item 4.	Controls and Procedures	18

Part II.	Other Information:

	Item 1.	Legal proceedings	19

	Item 6.	Exhibits	19

	Signatures

	Index to Exhibits

Part I.  Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)	April 2, 2005	July 3, 2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$47,302	$37,139
Restricted cash	225	257
Accounts receivable, net	34,014	34,302
Notes receivable	1,390	1,151
Inventories, net	12,815	13,571
Other current assets	2,171	2,184
Total current assets	97,917	88,604

Property and equipment, net	3,375	3,406
Deferred tax assets	5,661	5,914
Prepaid licenses	922	1,054
Other assets	223	1,501
Total assets	$108,098	$100,479

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,501	$6,973
Accrued payroll and related expenses	3,899	5,428
Accrued warranty costs	5,063	4,946
Income taxes payable	1,837	1,844
Other accrued liabilities	4,286	3,586
Deferred income (current portion)	5,050	3,421
Current liabilities of discontinued operations	1,315	1,019
Total current liabilities	30,951	27,217
Other long-term liabilities	5,105	3,945
Long-term liabilities of discontinued operations	546	2,548
Total liabilities	36,602	33,710

Stockholders’ equity:
Common stock	247	246
Treasury stock, at cost	(12,997)	(12,997)
Additional paid-in capital	53,569	53,069
Accumulated earnings	30,124	26,023
Accumulated other comprehensive income	553	428
Total stockholders’ equity	71,496	66,769
Total liabilities and stockholders’ equity	$108,098	$100,479

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended:		For the nine months ended:
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Revenue
Lasers and other products	$28,483	$23,509	$70,365	$58,769
Product-related service	6,199	4,141	14,912	11,465
Total revenue	34,682	27,650	85,277	70,234
Cost of sales
Lasers and other products	13,005	11,399	30,391	28,555
Product-related service	4,947	2,273	12,139	6,142
Litigation related charges	4,829	—	4,829	—
Total cost of sales	22,781	13,672	47,359	34,697
Gross profit	11,901	13,978	37,918	35,537
Operating expenses:
Selling, general and administrative	11,281	9,572	27,938	22,793
Research and development	1,910	1,460	4,866	3,951
Litigation related charges	773	—	773	—
Total operating expenses	13,964	11,032	33,577	26,744

Income (loss) from operations	(2,063)	2,946	4,341	8,793
Other income (expense):
Interest income	162	73	399	228
Interest expense	—	(6)	—	(13)
Other income (expense), net	(93)	(14)	25	398
Total other income	69	53	424	613
Income (loss) from continuing operations before income taxes	(1,994)	2,999	4,765	9,406

Benefit (Provision) for income taxes	638	(1,039)	(1,525)	(3,215)

Income (loss) from continuing operations	(1,356)	1,960	3,240	6,191
Discontinued operations:
Loss from discontinued Skin Care Center operations of $473 less income tax benefit of $175	—	—	—	(298)
Gain (loss) on closure of skin care center including revision of leasehold obligations of $1,374 and provision of $(3,348) less income tax expense of $(515) and income tax benefit of $1,253	—	—	859	(2,095)
Net (loss) income	$(1,356)	$1,960	$4,099	$3,798
Net income (loss) per share of common stock
Basic:
Income (loss) from continuing operations	$(.06)	$.09	$.14	$.28
Gain (loss) from discontinued operations	—	—	.04	(.11)
Net income	$(.06)	$.09	$.18	$.17
Diluted:
Income from continuing operations	$(.06)	$.09	$.14	$.27
Gain (loss) from discontinued operations	—	—	.04	(.10)
Net income	$(.06)	$.09	$.18	$.17

Basic weighted average shares outstanding	22,408	22,150	22,366	21,759
Diluted weighted average shares outstanding	22,408	23,016	23,062	22,601

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended:
	April 2, 2005	March 27, 2004
Cash flows from operating activities:
Net income	$4,099	$3,798
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Revision of) provision for disposal of discontinued operations	(1,374)	2,095
Depreciation and amortization	556	471
Provision for bad debts	908	754
Effect of exchange rate changes on foreign currency denominated assets and liabilities	(35)	15
Increase (decrease) in cash from working capital:
Accounts receivable	(632)	(5,549)
Notes receivable	(571)	596
Inventories	976	(4,430)
Other current assets	1,072	(827)
Other assets	373	(278)
Accounts payable	2,268	(503)
Accrued payroll and related expenses	(1,540)	(960)
Deferred revenue	1,598	408
Accrued warranty costs	98	1,226
Income taxes payable	229	(665)
Long term portion of deferred revenue	1,146	(693)
Loss from discontinued operations	—	298
Other accrued liabilities	710	1,111
Change in restricted cash	32	—
Net cash provided by (used for) operating activities	9,913	(3,133)

Cash flows from investing activities:
Purchases of property and equipment	(553)	(193)
Net cash used for investing activities	(553)	(193)

Cash flows from financing activities:
Proceeds from the issuance of common stock	501	3,277
Net cash provided by financing activities	501	3,277

Effect of exchange rates on cash and cash equivalents	302	314

Net increase in cash and cash equivalents	10,163	265
Cash and cash equivalents at beginning of period	37,139	31,870
Cash and cash equivalents at end of period	$47,302	$32,135

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Candela Corporation

Notes to Consolidated Financial Statements

1.                            Basis of Presentation

The accompanying unaudited consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the “Company”, or “Candela”) for fiscal year 2004, which should be read in conjunction with these financial statements.  The financial information included herein is unaudited, with the exception of the consolidated balance sheet as of July 3, 2004, which was derived from the audited consolidated balance sheet dated July 3, 2004. However, in the opinion of management, the financial statements include all necessary adjustments, consisting of normal recurring accruals, for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company’s Annual Report on Form 10-K. The results for the three and nine-month periods ended April 2, 2005 are not necessarily indicative of the results to be expected for the full year.

2.                            Litigation Related Charges

On February 17th 2005, an arbitrator issued an interim decision in the dispute concerning Candela’s royalty obligations under its Amended and Restated License Agreement with The Regents of the University of California (the “Regents”). In connection with this interim decision the Company recognized charges of approximately $5.6 million during the third fiscal quarter of 2005. These charges consist of the settlement of prior year royalty claims made by the Regents against the Company of approximately $3.4 million, royalty claims for the Company’s first and second fiscal quarters of 2005 of approximately $0.5 and $0.9 million, respectively, and $0.8 million in attorney fees, interest, and professional costs as reimbursement of those charges to the Regents as required by the aforementioned license agreement. The royalty charges have been listed as a separate line under cost of goods sold on the accompanying income statement. All other charges have been listed as a separate line within operating expenses. The arbitrator will issue a final decision with actual damages after he reviews further post-arbitration submissions by the parties as to the final calculation of damages. The Company presently expects that, based on the charges that it has already recorded in connection with the interim judgment, that there will not likely be any material additional charges related to this matter in future periods.

3.                            Discontinued Operations

On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure is accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, in the fiscal quarter ended September 27, 2003, the Company recorded a $2,095 charge for the accrual of $3,000 of future occupancy costs, primarily relating to future lease payments for the Boston facility, and $348 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,253. Approximately 45 positions have been eliminated as a result of this restructuring plan, all 45 employees have been terminated.

During the three-month period ended October 2, 2004, the landlord for the Boston facility secured a sublease for that property.  The Company was not able to determine the future economic benefit of the sublease at that time. The sublessee commenced making payments to the landlord during December of 2004.  As a result of these and future payments scheduled under the sublease, the Company revised the estimated future costs associated with the Boston facility and, in the quarter ended January 1, 2005, reversed approximately $859 of the restructuring reserve. This reversal represents the aforementioned anticipated economic benefit due to sublessee payments of $1,703, net of legal and other fees of approximately $329 and income taxes of approximately $515, and was recognized in the three-month period ended January 1, 2005.

3.                            Discontinued Operations, continued.

The following table reflects the combined restructuring charges incurred in the nine month period ended April 2, 2005:

(in thousands)	Leasehold Improvements and Fixed Assets	Facility Costs	Total
Balance at July 3, 2004	$197	$2,809	$3,006
Reduction of reserve due to cash payments		415	415
Non-cash amortization relating to the Scottsdale reserve	75	—	75
Reduction of reserve due to revision of leasehold obligation	—	1,374	1,374
Balance at April 2, 2005	$122	$1,020	$1,142

At April 2, 2005, the discontinued segment had a net liability of approximately $1.9 million consisting primarily of the aforementioned reserve of $1.1 million and deferred gift certificate revenue of $0.8 million. Revenues for discontinued operations for the quarter ended September 27, 2003 were approximately $0.4 million. There have been no subsequent revenues.

4.                            Stock-based Compensation

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

4.                            Stock-based Compensation, continued.

Had compensation cost for Candela’s stock option plans been determined based on the fair value method set forth in FAS 123, Candela’s net income (loss) and basic and diluted net income(loss) per common share would have been changed to the pro forma amounts indicated below:

	For the three months ended:		For the nine months ended:
(in thousands, excepts per share data)	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

Net (loss) income , as reported	$(1,356)	$1,960	$4,099	$3,798

Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—

Deduct: total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	(118)	(969)	(407)	(731)

Pro forma net income (loss)	$(1,474)	$991	$3,692	$3,067
Net income (loss) per share of common stock
Basic - as reported	$(0.06)	$0.09	$0.18	$0.17
Basic - pro forma	$(0.07)	$0.04	$0.17	$0.14
Diluted - as reported	$(0.06)	$0.09	$0.18	$0.17
Diluted - pro forma	$(0.06)	$0.04	$0.16	$0.14

In computing this pro-forma amount, the Company has used the Black-Scholes pricing model using the following assumptions for options granted in fiscal years 2005 and 2004:

	2005	2004
Risk-free interest rate	4.25%	4.25%
Estimated volatility	77%	76%
Expected life for stock options (yrs)	2.99	2.99
Expected life for stock purchase plan (yrs)	0.5	0.5
Expected dividends	—	—

5.                            Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator.

5.                            Earnings Per Share, continued.

Common stock equivalents include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

	For the three months ended:		For the nine months ended:
(in thousands, except per share data)	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

Basic shares used in the calculation of earnings per share	22,408	22,150	22,366	21,759

Effect of dilutive securities:
Stock options	—	866	696	842
Stock warrants	—	—	—	—

Diluted shares used in the calculation of earnings per share	22,408	23,016	23,062	22,601

Per share effect of dilutive securities on income (loss) from continuing operations	$.00	$.00	$.00	$.01

Per share effect of dilutive securities on net income (loss)	$.00	$.00	$.00	$.00

During the nine month period ended April 2, 2005, options to purchase 360,265 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the common stock for the period.  During the three month period ended April 2, 2005, options to purchase 1,015,038 shares of common stock were excluded from the calculation of diluted earnings per share since their effect would be anti-dilutive due to the Company’s net loss for the period. During the three and nine month periods ended March 27, 2004, options to purchase 217,625 and 125,518 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the common stock for the period.

6.                            Comprehensive Income

Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity.

	For the three months ended:		For the nine months ended:
(in thousands)	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Net income (loss)	$(1,356)	$1,960	$4,099	$3,798
Foreign currency translation adjustment	(898)	(58)	125	637
Total comprehensive income (loss)	$(2,254)	$1,902	$4,224	$4,435

7.                            Inventories

(in thousands)	April 2, 2005	July 3, 2004

Raw materials	$2,918	$4,833
Work in process	70	556
Finished goods	9,827	8,182
	$12,815	$13,571

8.                            Segment Information

The Company operates in one industry segment: the design, manufacture, sale, and service of medical devices and related equipment. The results in this segment have been presented in the Consolidated Statements of Operations for the appropriate periods.

9.         Guarantees

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

The following table reflects changes in the Company’s accrued warranty account during the nine-month period ended April 2, 2005:

(in thousands)
Beginning balance July 3, 2004	$8,257
Plus accruals related to new sales	4,196
Less amortization of prior period accruals	4,513
Ending balance on April 2, 2005	$7,940

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

9.         Guarantees, continued.

The following table reflects changes in the Company’s deferred revenue account during the nine-month period ended April 2, 2005:

(in thousands)
Beginning balance July 3, 2004	$4,055
Plus deferral of new service contract sales	7,015
Less recognition of deferred revenue	3,792
Ending balance on April 2, 2005	$7,278

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

10.                     Commitments and Contingencies

The Company has received demands for payment of bankruptcy preference claims relating to payments the Company received in the ordinary course of business prior to the bankruptcy of DVI Strategic Partner Group (DVI). The Company is in the process of researching the claims, but feels that no preferential treatment was bestowed upon it during the months leading up to the aforementioned bankruptcy, and accordingly believes the demand is without merit.

From time to time, the Company is a party to various legal proceedings incidental to its business.  Except for the bankruptcy preference claims in the DVI matter, the Company believes that none of the legal proceedings that are presently pending, if adversely decided to the Company, will have a material adverse effect upon its financial position, results of operations, or liquidity.

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

Results of Operations

Revenue.

Revenue source by geographic region is reflected in the following table:

	For the three months ended:
(in thousands)	April 2, 2005		March 27, 2004		Change

US revenue	$15,073	43%	$12,975	47%	$2,098	16%
Foreign revenue	19,609	57%	14,675	53%	4,934	34%

Total revenue	$34,682	100%	$27,650	100%	$7,032	25%

	For the nine months ended:
	April 2, 2005		March 27, 2004		Change

US revenue	$37,653	44%	$32,069	46%	$5,584	17%
Foreign revenue	47,624	56%	38,165	54%	9,459	25%

Total revenue	$85,277	100%	$70,234	100%	$15,043	21%

Consolidated Overview

Consolidated revenue increased $7.0 and $15.0 million, to $34.7 and $85.3 million for the three and nine-month periods, respectively, ended April 2, 2005, as compared to the three and nine-month periods ended March 27, 2004. The increase was due primarily to uniform increase in demand for our products and product-related service on a worldwide basis, coupled with our continued expansion into newer markets.

Foreign revenue increased 34% or $4.9 million for the three-month period ended April 2, 2005, as compared to the three-month period ended March 27, 2004. Revenue in South America, Europe and Asia increased approximately $2.1, $1.7 and $1.1 million, respectively as compared to the same period in the prior year.

Foreign revenue increased 25% or $9.5 million for the nine-month period ended April 2, 2005, as compared to the nine-month period ended March 27, 2004. Year-to-date foreign revenue increased across all countries.  Year-to-date revenue in Europe increased approximately $3.9 million accounting for 26% of this comparative increase while revenue in South America increased over 500 percent, accounting for approximately $3.6 million or 24% of the year over year comparative increase. Increases in Asia totaled approximately $2.0 million or approximately 13% of the year-to-date, period over period increase.

US revenue increased by $2.1 and $5.6 million, respectively, for the three and nine month periods ended April 2, 2005, as compared to the same periods during the prior fiscal year. This increase was generally uniform over all US sales territories.

Revenue source by type is reflected in the following table:

	For the three months ended:
(in thousands)	April 2, 2005		March 27, 2004		Change
Revenue
Lasers and other products	$28,483	82%	$23,509	85%	$4,974	21%
Product-related service	6,199	18%	4,141	15%	2,058	50%

Total revenue	$34,682	100%	$27,650	100%	$7,032	25%

	For the nine months ended:
	April 2, 2005		March 27, 2004		Change
Revenue
Lasers and other products	$70,365	83%	$58,769	84%	$11,591	20%
Product-related service	14,912	17%	11,465	16%	3,452	30%

Total revenue	$85,277	100%	$70,234	100%	$15,043	21%

Laser and other product revenue increased approximately $5.0 million for the three month period ended April 2, 2005, as compared to the three month period ended March 27, 2004. Revenues from sales of our GentleLase™ product line increased approximately $2.4 million during this period to account for almost 50% of this incremental increase.  In addition, the Ellipse™ product line launched during the quarter accounted for $0.9 million in incremental revenue while the GentleYag™, Alex™, and VBeam™ product lines added revenue increases of $0.9 million, $0.7 million, $0.6 million respectively. These increases were partially offset by a reduction in revenue from sales of the Smoothbeam™ product line.

Product-related service increased $2.1 million during the third fiscal quarter as compared to the same period in the prior year. This increase was primarily due to the growing size of our installed base and the larger number of service contracts associated with that base. In addition, several foreign distributors made larger than normal consumable purchases during the quarter.

Laser and other product revenue increased approximately $11.6 million for the nine month period ended April 2, 2005, compared to the nine month period ended March 27, 2004. This year over year increase was driven primarily by the introduction of the GentleYag™ product line which was launched during the third quarter of fiscal 2004 and the introduction of the Ellipse™ product line during the third quarter of fiscal 2005. These two product lines accounted for approximately $10.7 million and $0.9 million, respectively, of the increase.  The legacy product lines had mixed results but together did not incrementally add to the period over period increase.

Product-related service increased $3.5 million for the nine month period ended April 2, 2005, compared to the nine month period ended March 27, 2004. This increase was primarily due to the growing size of our installed base and the larger number of service contracts associated with that base.

Litigation Related Charges.   On February 17th 2005, an arbitrator issued an interim decision in the dispute concerning our royalty obligations under our Amended and Restated License Agreement with The Regents of the University of California (the “Regents”). In connection with this interim decision we recognized charges of approximately $5.6 million during the current fiscal quarter. These charges consist of the settlement of prior year royalty claims made by the Regents against the Company of approximately $3.4 million, royalty claims for our first and second fiscal quarters of 2005 of approximately $0.5 and $0.9 million, respectively, and $0.8 million in attorney fees, interest, and professional costs as reimbursement of those charges to the Regents as required by the aforementioned license agreement. The royalty charges have been listed as a separate line under cost of goods sold. All other charges have been listed as a separate line within operating expenses. The arbitrator will issue a final decision with actual damages after he reviews further post-arbitration submissions by the parties as to the final calculation of damages. The Company presently expects that, based on the charges that it has already recorded in connection with the interim judgment, that there will not likely be any material additional charges related to this matter in future periods. As a result of the arbitrator's interim ruling, Candela will incur royalty obligations to the Regents on future sales of the DCD at a higher royalty rate than it has recognized on DCD sales over the past few years.

Gross Profit.  Excluding litigation-related charges, gross profit increased approximately $2.8 million or 20% for the three month period ended April 2, 2005, compared to the same period in the prior fiscal year. As a percentage of revenue, gross profit excluding litigation-related charges decreased approximately 2.3% during the current quarter as compared to the same period in the prior fiscal year. This is primarily due to the new method by which the company calculates its royalty expense associated with the DCD cooling device licensed from a third party and carried as an accessory on some of the Company’s laser systems. Gross profit increased approximately $7.2 million or 20% for the nine month period ended April 2, 2005, compared to the same period one year earlier.  The overall increases in gross profit excluding litigation-related charges result principally from the increase in sales volume.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased to approximately $11.3 million for the three-month period ended April 2, 2005 from approximately $9.6 million for the three-month period ended March 27, 2004. The increase was primarily due to an increase in the provision for doubtful accounts of approximately $0.8 million, increased marketing program spending of approximately $0.6 million, and increased audit, legal and professional fees of approximately $0.3 million, owing to the recently completed arbitration case and the ongoing Sarbanes Oxley compliance testing.  As a percentage of quarterly revenue, selling, general and administrative expenses decreased to 32% from 34% of revenues for the same respective period in the prior year. For the nine-month period ended April 2, 2005, selling, general and administrative expenses increased to approximately $27.9 million from approximately $22.8 million for the nine-month period ended March 27, 2004. The increase in selling, general and administrative expenses is due primarily from the aforementioned increase in the provision for doubtful accounts, increased legal expense due to the recently completed arbitration case, employee related costs in the sales department and increased marketing expense on a period over period basis. As a percentage of revenue, current year selling, general and administrative expenses remained stable as compared to the same nine-month period one year earlier, increasing slightly to 32.8% from 32.5% of revenues.

Research and Development Expense.    Research and development spending increased to $1.9 million for the three-month period ended April 2, 2005 from $1.5 for the three-month period ended March 27, 2004 due primarily to an increase in the number of active projects and an increase in employee costs. Spending in this area increased to $4.9 million for the nine-month period ended April 2, 2005 from $4.0 for the nine-month period ended March 27, 2004 due primarily to the aforementioned increase in project spending and an increase in employee-related costs.

Other Income/Expense.  Net other income for the period and year to date did not change substantially from the prior year and principally represents interest income on cash holdings.

Income Taxes. The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company.  Excluding discontinued operations, we recorded a 32% effective tax rate for the three-month period ended April 2, 2005, which brought our nine-month effective tax rate to approximately 32%.  This compares to the three-month period ended March 27, 2004, in which we recorded a 34% effective rate, which brought our nine-month effective tax rate to approximately 32%.  The provision for income taxes differs from the U.S. statutory rate as a result of tax provisions calculated for income generated by foreign subsidiaries at a rate that differs from the U.S. statutory rate.

Discontinued Operations

On September 27, 2003, we permanently closed our only remaining skin care center, which was located in Boston. The closure of the Boston skin care center, together with the earlier closing of our Scottsdale, Arizona spa, and the associated cessation of this line of business, is accounted for as discontinued operations. As a result of the closure of the Boston skin care center, in the fiscal quarter ended September 27, 2003, we recorded a $2.1 million charge for the accrual of $3.0 million of future occupancy costs and $0.3 million of severance obligations and other related costs of closure, net of anticipated tax benefits of $1.3 million. In addition, both the financial statements for the three months ended October 2, 2004 and all prior financial statements have been restated to reflect skin care center operations as discontinued.  During the three-month period ended October 2, 2004, the landlord for the Boston facility secured a sublease for that property.  The Company was not able to determine the future economic benefit of the sublease at that time. The sublessee commenced making payments to the landlord during December of 2004.  As a result of these and future payments scheduled under the sublease, the Company revised the estimated future costs associated with the Boston facility and, in the quarter ended January 1, 2005, reversed approximately $859 of the restructuring reserve. This reversal represents the aforementioned anticipated economic benefit due to sublessee payments of $1,703, net of legal and other fees of approximately $329 and income taxes of approximately $515, and was recognized in the three-month period ended January 1, 2005.

The Company believes that the size of the remaining accrual is sufficient to cover all future leasehold expenses for the remainder of the lease term. These expenses could potentially increase if the sublessee were not to honor its obligation.

Liquidity and Capital Resources

Cash provided by operating activities amounted to $9.9 million for the nine months ended April 2, 2005, in comparison to cash used in operating activities of $3.1 million for the same period in the prior year. This increase in cash provided by operating activities primarily reflects collection of outstanding accounts receivable and increased inventory turns. Cash used by investing activities reflected the purchase of vans to better equip our sales force during the nine months ended April 2, 2005, compared to the same period in the prior year.  Cash provided by financing activities amounted to $0.5 million for the nine-months ended April 2, 2005 in comparison to cash provided of $3.3 million for the same period during the prior year.  The decrease reflects a reduction in proceeds for the issuance of stock by the corporation, primarily to employees under the existing stock option plan.

Our outstanding contractual obligations as of April 2, 2005, are reflected in the following table:

(in thousands)	Total	Maturity Less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years
Operating leases	$2,647	$1,005	$1,273	$274	$95

We also maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate, or LIBOR plus 2.25%.  Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed.  The line of credit is unsecured.  The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock.  No amounts were outstanding under the line of credit as of April 2, 2005.

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

Cautionary Statements, continued

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We have foreign subsidiaries in Japan, Spain, France and Germany.  Approximately 56% of our revenues for the nine months ended April 2, 2005 were from operations outside the United States.  These subsidiaries transact business in both local and foreign currency.  Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, which could adversely impact our results and financial condition.  However, sales from the United States made directly to customers or distributors in foreign countries are invoiced in U.S. dollars and are not exposed to foreign currency risk.

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

Item 4 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of April 2, 2005 (the “Evaluation Date”).  Based on that evaluation, members of our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report the information required to be included in this quarterly report within the required time period.

(b) Changes to internal control over financial reporting.  There were no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CANDELA CORPORATION

Part II.  Other Information

Item 1 - Legal Proceedings

The Company has an Amended and Restated License Agreement (the “License”) with the Regents pursuant to which the Company licenses certain patent rights to its dynamic cooling device (“DCD”) from the Regents.  The Company sells its DCD as a component part of its Smoothbeam® laser system and as an accessory to its other laser systems.  In April of 2004, the Regents issued a notice of default under the License, asserting, among other things, that the Company was in breach of the License for the alleged failure to make required royalty payments and to make required disclosures.  The Regents’ April notice asserted that the total underpaid royalties, interest and other charges for the period from August of 2000 through September 2003 are $1,128,000.  The Regents issued a subsequent notice of default, dated June 30, 2004, relating to the quarterly periods ended December 27, 2003 and March 27, 2004, for which the Regents asserted that the Company underpaid additional royalties amounting to $1,350,000.  The Regents issued a subsequent notice of default, dated September 10, 2004, relating to the quarterly period ended July 3, 2004, for which the Regents asserted that the Company underpaid additional royalties amounting to $990,000.

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

On February 17th, 2005, the arbitrator issued an interim decision in the dispute concerning our royalty obligations under our Amended and Restated License Agreement with the Regents.  The arbitrator found in favor of the Regents as to the primary issue in the dispute, finding that we are obligated to pay royalties on the good faith list prices of our Sclero, SPTL, GentleLASE and GentleYAG laser systems when those systems are sold with DCDs, and not just on the good faith list prices of the DCDs for sale with those systems.  The arbitrator denied the Regents’ request for the right to declare a forfeiture of our license with the Regents.  In connection with this interim decision we recognized charges of approximately $5.6 million during the current fiscal quarter.  These charges consist of the settlement of prior year royalty claims made by the Regents against the Company of approximately $3.4 million, royalty claims for our first and second fiscal quarters of 2005 of approxmately $0.5 and $0.9 million, respectively, and $0.8 million in attorney fees, interest, and professional costs as reimbursement of those charges to the Regents as required by the aforementioned license agreement.  The royalty charges have been listed as a seperate line under cost of goods sold.  All other charges have been listed as a separate line within operating expenses.  The arbitrator will issue a final decision with actual damages after he reviews further post-arbitration submissions by the parties as to the final calculation of damages.  The Company presently expects that, based on the charges that it has already recorded in connection with the interim judgment, that there will not likely be any material additional charges related to this matter in future periods.  As a result of the arbitrator’s interim ruling, Candela will incur royalty obligations to the Regents on future sales of DCD at a higher royalty rate than it has recognized on DCD sales over the past few years.

The Company has received demands for payment of bankruptcy preference claims relating to payments the Company received in the ordinary course of business prior to the bankruptcy of DVI Strategic Partner Group (DVI).  The Company is in the process of researching the claims, but feels that no preferential treatment was bestowed upon it during the months leading up to the aforementioned bankruptcy, and accordingly believes the demand is without merit.

From time to time, the Company is a party to various legal proceedings incidental to its business.  Except for the bankruptcy preference claims in the DVI matter, the Company believes that none of the legal proceedings that are presently pending, if adversely decided to the Company, will have a material adverse effect upon its financial position, results of operations, or liquidity.

ITEM 6 - Exhibits

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

CANDELA CORPORATION

Date: May 9, 2005	/s/ F. Paul Broyer
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