Form 10-K
period 2005-07-02
CANDELA CORP /DE/
filed 2005-09-30
CIK 793279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2005	Commission file number 000-14742

CANDELA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2477008
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
530 Boston Post Road, Wayland, Massachusetts	01778
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  508-358-7400

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting stock, held by non-affiliates of the registrant as of September 23, 2005, based upon the closing price of such stock on the NASDAQ Stock Market on that date, was $9.63. As of September 23, 2005, 22,678,523 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2005 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended July 2, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CANDELA CORPORATION

2005 FORM 10-K ANNUAL REPORT

Part I

Item 1.        Business.

Candela Corporation (“Candela”, or the “Company”) is a pioneer in the development and commercialization of advanced aesthetic laser and light-based systems that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions including:

•       vascular lesion treatment of rosacea, facial spider veins, leg veins, scars, stretch marks, warts, port wine stains and hemangiomas

•       hair removal

•       removal of benign pigmented lesions such as age spots, freckles and tattoos

•       skin rejuvenation and wrinkles

•       acne and acne scars

•       psoriasis

•       other skin treatments

Since our founding 35 years ago, we have continuously developed and enhanced applications of laser and light-based technology. In the mid-1980’s we began developing laser technology for medical applications, and since that time have shipped approximately 8,500 lasers to over 64 countries. Since the early 1990’s we have focused our organizational resources on developing laser technology for use solely in the aesthetic and cosmetic laser and light-based industry. Our introduction of new dermatology/plastic surgery laser systems during the mid-1990’s allowed us to expand rapidly in this area. Candela’s current product line offers comprehensive and technologically sophisticated aesthetic and medical laser and light-based systems used by dermatologists, plastic surgeons and various other medical and personal care practitioners. Candela’s product line includes the following innovative products:

•       GentleLASE® family of lasers, including the GentlYag, for the treatment of unwanted hair and the treatment of vascular lesions, pigmented lesions and wrinkles.

•       Vbeam® for the treatment of vascular lesions, wrinkles, psoriasis and other conditions.

•       ALEXLAZR™ for treating pigmented lesions and tattoos.

•       Smoothbeam™ diode laser, for non-ablative dermal remodeling of wrinkles and the treatment of acne and acne scars.

•       C-beam™ pulsed dye laser for treatment of psoriasis and surgical scars.

•       Ellipse Intense Pulsed Light system specifically designed for the improvement of sun-damaged skin by photo rejuvenation through removal of both vascular (redness) and dyspigmentation (brown spots).

The discretionary income of aging baby boomers continues to rise which creates new opportunities for Candela. This market segment places a premium on good health and personal appearance, and has demonstrated a willingness to pay for health and cosmetic products and services. The growing popularity of laser and light-based treatments among the general population is also spurring demand for Candela’s products. Last year, Americans spent an estimated $12.5 billion on cosmetic procedures. Increasingly, lasers and light-based systems are proving an attractive alternative for eliminating unwanted hair. The laser hair removal market has experienced significant growth over the last several years.

The Company is dedicated to developing safe and effective products. Our aesthetic laser and light-based systems are further distinguished by being among the fastest, smallest and most affordable in their respective markets. We believe that we have increasingly captured significant market share because of these product attributes and we are committed to continual innovation to meet the needs of our markets.

The Company was incorporated in Massachusetts on October 22, 1970. The Company subsequently reincorporated in Delaware on July 1, 1985.

Industry Overview

Medical lasers and light-based devices use the unique characteristics of light to achieve precise and efficacious therapeutic effects, often in a non-invasive manner. The precise color, concentration, and controllability of different types of light provide for the delivery of a wide range of specialized treatments. First introduced in the 1960’s, the use of lasers for medical applications grew rapidly in the 1990’s as technical advances made medical lasers more effective and reliable. Medical lasers and light-based devices today are used for numerous types of procedures falling into four broad categories: ophthalmic surgery, aesthetic and cosmetic procedures, general surgery, and dental procedures. Candela competes solely within the growing market for lasers and light-based devices for performing aesthetic and cosmetic procedures including:

•       removal of unwanted hair from the face, legs, back, and other body areas

•       treatment of rosacea, facial veins and leg veins, red birthmarks, scars, stretch marks, and warts

•       facial rejuvenation and reduction in the appearance of fine lines and wrinkles

•       removal of pigmented lesions such as age spots, freckles and tattoos

•       treatment of acne and acne scars

•       treatment of psoriasis

•       treatment of Nevus of Ota and melasma

Lasers produce intense bursts of highly focused light to treat skin tissues. A laser’s wavelength (color), energy level, spot size and pulse width (exposure time) are optimized for the specific treatment. Light-based devices, commonly referred to as intense pulsed light, feature a broad range of wavelength of light designed to target vascular and pigmentary targets for facial rejuvenation procedures. Hair removal and the treatment of various leg vein malformations require the deepest laser penetration for successful treatment while scars and red birthmarks (port wine stains and hemangiomas) require less laser penetration. Pigmented lesions such as sun spots, liver spots and tattoos are typically surface conditions that require the least amount of penetration. Different conditions may require the use of different types of lasers or light-based devices, and an active aesthetic and cosmetic practice addressing a broad range of laser procedures may need multiple lasers and light-based devices.

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

The aesthetic and cosmetic laser industry is now in an era of broad-based growth. The major factors converging to drive this growth are:

•       the economics of practitioners in a difficult medical reimbursement environment

•       the rising discretionary income of aging baby boomers

•       the development of technology that allows for new, effective and economical procedures for conditions with large patient populations

Aesthetic and cosmetic device vendors, who are able to deliver lasers and light-based systems that are efficacious, cost effective, reliable, and easy to use, will be well positioned to take advantage of such broad-based industry growth.

Managed care and reimbursement restrictions in the U.S. and similar constraints outside the U.S., such as socialized medicine, are motivating practitioners to emphasize aesthetic and cosmetic procedures that are delivered on a private, fee-for-service basis. While cosmetic procedures were once the domain of plastic surgeons and dermatologists, reimbursement reductions coupled with the reliable revenue stream from private-pay procedures have piqued the interest of other specialties, including general practitioners, family care practitioners, obstetricians and gynecologists, and general and vascular surgeons.

Key technical developments required for the broader cosmetic laser and light-based treatment markets relate to ease-of-use, speed, lower costs, safety, and effective elimination of undesirable side effects. These factors are critical for broader segments of practitioners who wish to build aesthetic and cosmetic laser and light-based treatment practices. These factors are also important for minimizing the disruption of a patient’s normal routine and for building demand for procedures addressing very large patient populations.

Business Strategy

Candela continues to believe that a convergence of price, performance and technology is occurring in the aesthetic and cosmetic laser industry, driving market expansion. We believe we have the necessary infrastructure in place to capitalize on this expansion. Candela’s objective is to continue to be the leading provider of aesthetic and cosmetic lasers and light-based devices by using its proprietary technology and expertise in light and tissue interaction, as well as by developing market-oriented products that utilize related technologies. Our business strategy is focused on the following goals:

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

•       reduce product costs

•       expand our direct domestic distribution channels

•       expand our international distribution channels

•       continue investing in research and development to develop new applications that are efficacious, cost-effective, reliable and easy to use

Increase Penetration of Our Traditional Customer Base.   Our traditional customer base consists of dermatologists and plastic and cosmetic surgeons. We believe that the affordability of our products will enable us to penetrate further into the dermatologist, plastic and cosmetic surgeon markets. We believe that affordability has been a major obstacle preventing the remaining practitioners from purchasing a laser or light-based system. As competition for patients among practitioners increases, those practitioners with aesthetic and cosmetic laser, and light-based systems will be able to differentiate themselves.

Expand beyond our traditional customer base.   As reimbursement rates dropped over the past several years, many primary care physicians (family and general practice, OB/GYN) have begun to seek new services to offer to their patients. Cosmetic laser and light-based procedures represent an ideal new service that is appealing to their patients, and adds a new “cash-pay” revenue stream to their practice. Cosmetic laser and light-based procedures are safe and easy to perform. As more primary care physicians realize that these procedures are safe and easy to perform, awareness of cosmetic laser and light-based procedures will continue to grow.

Reduce Product Costs.   We apply bottom-up engineering, focusing on each component to improve the performance of each device while reducing its size, complexity, and cost. We believe our approach leads to lasers with fewer parts and greater manufacturing efficiency, resulting in lower production costs, which enables us to offer more reliable products at more affordable prices.

Expand Our Direct Domestic Distribution Channels.   North America presently represents almost 50% of our sales and is the largest single geographic market for our products. We continue to upgrade our U.S. direct and indirect sales forces to better address the needs of our traditional core markets.

Expand Our International Distribution Channels.   Outside of the U.S., we continue to strengthen our long-standing positions in Europe and Japan and are seeking to expand our markets in Asia and Latin and South America. We currently have direct sales offices in Madrid, Lisbon, Rome, Frankfurt, Paris, Bangkok, Osaka, Nagoya and Tokyo. Over the past year we increased the number and improved the quality of our international independent distributor channel. We currently utilize 52 independent distributors in 64 countries.

Continue Investing in Research & Development.   We believe that investment in research and development is necessary to remain a leader in the aesthetic and cosmetic laser and light-based system market. Our research and development approach is to develop high quality, reliable, and affordable products that continue to address existing markets and allow us to enter and expand into larger markets, such as acne therapy. Our research and development staff works closely with our marketing and operations groups to ensure our goals are met. Our strategy has been to drive technology that is market applicable and addresses unmet needs in the marketplace. To that end, Candela will continue to apply technologies to reduce the size of its technology and products, increase the speed and ease with which therapeutic applications can be delivered, improve its ability to build and deliver laser and light-based systems at affordable prices, and address expanding therapeutic applications and markets. Candela has numerous research and development arrangements with leading hospitals and academic laboratories in the U.S. and throughout the world.

The Market for Aesthetic and Cosmetic Laser and Light-Based Systems

Our traditional customer base for aesthetic and cosmetic devices consists of dermatologists and plastic and cosmetic surgeons. In addition, other practitioner groups are emerging as potential customers, including general and family practitioners, obstetricians, gynecologists, and general and vascular surgeons. In the U.S., according to the American Medical Association and various professional societies, there are approximately 10,000 dermatologists, 8,000 plastic and cosmetic surgeons and 11,000 ear, nose and throat specialists. Practitioners in other specialties that are beginning to buy aesthetic and cosmetic laser and light-based systems include 70,000 general and family practitioners, 35,000 obstetricians and gynecologists, and 28,000 general and vascular surgeons. In addition, the aesthetic and cosmetic laser and light-based system market includes non-medical practitioners, notably electrologists, of which there are an estimated 6,000 in the U.S.

The end markets for cosmetic procedures encompass broad and growing patient groups, including aging “baby boomers” as well as younger age groups. According to the U.S. Census Bureau, at the end of 1998 the number of “baby boomers” in the 35 to 54 age range was approximately 80 million, representing more than 29% of the total U.S. population. This large population group has exhibited a strong demand for aesthetic and cosmetic procedures. We believe that as the cost of treatments decreases and the popularity of cosmetic procedures such as hair removal increases, the target market for these procedures will expand beyond the baby boomers to include a broad range of women and men aged 17 to 65.

Demographic factors similar to the U.S. underlie the growth of the aesthetic and cosmetic market outside of the U.S. as well.

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

Before the advent of laser and light-based hair removal, electrolysis was the only method available for the long-term removal of body hair. Electrolysis is a process in which an electrologist inserts a needle directly into a hair follicle and activates an electric current in the needle, which disables the hair follicle. The tiny blood vessels in each hair follicle are heated and coagulated, presumably cutting off the blood supply to the hair matrix, or are destroyed by chemical action depending upon the modality used. The success rate for electrolysis is variable depending upon the skill of the electrologist and always requires a series of treatments. Electrolysis is time-consuming, expensive and sometimes painful. There is also some risk of skin blemishes and a rising concern relating to needle infection. Because electrolysis requires that each hair follicle be treated separately and can only treat visible hair follicles, the treatment of an area as small as an upper lip may require numerous visits at an aggregate cost of up to $1,000. The American Electrology Association estimates that approximately one million people per year undergo electrology procedures. Although we believe the large majority of all electrolysis treatments are for facial hair, the neck, breasts and bikini line are also treated. Because hair follicles are disabled one at a time, electrolysis is rarely used to remove hair from large areas such as the back, chest, abdomen, and legs. We believe laser and light-based systems enable the practitioner to address a potentially larger market than electrolysis by treating a larger area of the body more quickly and with improved results.

We believe the market for laser and light-based hair removal is growing as the customer compares laser and light-based treatments to other hair removal methods that are currently available. The benefits of laser and light-based system treatment include:

•       significant longer term cosmetic improvement

•       treatment of larger areas in each treatment session

•       less discomfort during and immediately following procedures

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

Skin Rejuvenation:   Skin rejuvenation is one of the fastest growing segments of the aesthetic laser and light-based system market. A significant percentage of the population suffers from fine lines and wrinkles or older looking skin as a result of the normal aging process. This is the primary group of candidates for non-ablative laser and light-based treatment. While the market for skin rejuvenation is greatest in the U.S., significant opportunities abound in international markets where there is an aging demographic, such as Japan, or a high prevalence of photodamaged skin, such as Australia and Latin/South America.

Acne:   Patients have expressed dissatisfaction with existing therapies for acne and acne scarring. These therapies include the following: drug therapy, dermabrasion, ablation, excision, chemical peeling and injections of filler materials. According to a direct survey of patients, these therapies have minimal efficacy, significant side-effect profile, require long recovery periods and, in most cases, do not meet patient expectations.

The majority of acne scar patients that seek treatment decide not to undertake a procedure. A more effective alternative for acne and acne scarring treatment is laser therapy. The Smoothbeam laser employs a combination of laser light at 1450 nm and cryogen spray to heat the dermis, sebaceous glands, and associated structures within the dermis—without damaging the epidermis. The thermal event alters the structure of the sebaceous glands, the root cause of acne lesions, resulting in effective and long-lasting acne clearance. In the treatment of acne scars, the laser initiates deposition of new collagen to raise depressions in the skin, reducing the appearance of acne scars. Over a series of treatments, new collagen can fill in and soften the appearance of acne scars.

Psoriasis:   The National Psoriasis Foundation estimates that psoriasis afflicts more than seven million Americans and that between 150,000 and 260,000 new cases are diagnosed each year. Candela received FDA clearance in 2001 to market a pulsed dye laser for the treatment of psoriasis. This laser specifically treats recalcitrant psoriatic plaque safely and effectively and began shipping during fiscal year 2002.

Candela’s Products

We research, develop, manufacture, market, sell and service laser and light-based systems used to perform procedures addressing patients’ aesthetic, medical and cosmetic concerns. We offer a comprehensive range of products based on proprietary technologies. Our products focus on the major aesthetic and cosmetic laser and light-based applications including:

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

The other systems of the GentleLASE family are the GentleLASE Limited Edition™, our most affordable hair removal laser, and the GentleYAG™ platform of high energy long pulse Nd:YAG lasers, designed for hair removal, vascular removal, and skin renewal. The GentleLASE and GentleYAG lasers are currently cleared to treat unwanted hair on all skin types, vascular and pigmented lesions, and wrinkles.

Vbeam.   The Vbeam delivers the safety and efficacy of the clinically proven pulsed dye laser (PDL) while minimizing the problematic side effects of postoperative bruising, commonly referred to as purpura. It features Candela’s patented Dynamic Cooling Device to protect the epidermis. The system comes in a choice of two colors, and is priced very competitively. The Vbeam provides treatment of facial spider veins, port wine stains, leg telangiectasias, hemangiomas, poikiloderma, rosacea, scars, warts, stretch marks, vulvodynia, acne, and other vascular abnormalities in adults, children and infants. The Vbeam’s user-adjustable laser pulse duration (0.45-40msec) features Candela’s ultra-long pulse duration, the longest offered in a dye laser. Most treatments of vascular lesions cost the patient between $300 and $800, depending on the length and the type of procedure. The combination of Vbeam and GentleLASE offers the capability to treat a majority of leg veins in patients. A predecessor product to Vbeam, the SPTL-1b, is currently marketed in Japan, pending Ministry of Health approval of the Vbeam. The Vbeam was initially cleared by the FDA for marketing in the U.S. in January 2000, and has since received additional clearance for the treatment of wrinkles, pigmentation lesions, and acne.

ALEXLAZR.   The ALEXLAZR is a short-pulse solid-state laser, which emits near-infrared light for the non-invasive removal of tattoo pigments and pigmented lesions such as freckles and Nevus of Ota, a bluish colored, non-vascular, pigmented lesion, generally found among persons of Asian descent. The ALEXLAZR was cleared by the FDA for marketing for these uses in the U.S. in 1994. The ALEXLAZR has a fiber optic delivery system that produces an even beam distribution without hot spots. Its wavelength maximizes beam penetration, providing gentle treatments with effective results on deeper pigments and is effective in the removal of most tattoo pigments.

Smoothbeam.   Introduced in March 2001, the Smoothbeam diode laser heats collagen in the upper dermis, stimulating new collagen deposition for the improvement of wrinkles, sebaceous hyperplasia and acne scars. The system is small, easily portable and available in two unique colors to ideally complement the practice environment. Candela has received FDA clearance for the marketing of the Smoothbeam for the treatment of wrinkles, acne, sebaceous hyperplasia, and acne scars. The Smoothbeam laser employs laser light at 1450 nm to heat the dermis, sebaceous glands, and associated structures within the dermis in combination with cryogen spray to cool and protect the epidermis. The thermal injury alters the structure of the sebaceous glands, the root cause of acne lesions, resulting in more effective and longer-lasting acne clearance.

C-beam.   Introduced in February 2002, the C-beam is a pulsed dye laser used for the treatment of psoriasis, wrinkles, acne, and surgical scars. The system has a very low risk profile; moreover, it is small in size, affordable, and offers effective results from just a few treatment sessions.

Ellipse Flex.   The Ellipse system is an intense pulsed light system that is designed to improve sun damage by photorejuvenation. Photorejuvenation treatment is one of the most requested light based treatments available on the market today. The Ellipse system is designed to target both the vascular (redness) and dyspigmentation (brown) to improve the overall appearance of the skin’s tone and color. The Ellipse system is manufactured by Danish Dermatologic Development A/S (DDD), a Danish manufacturer that specializes in the design and development of light based systems. The Company’s distribution agreement with DDD for the Ellipse system is valid only in the United States.

Sales and Distribution

We market and sell our products in more than 64 countries worldwide. Separate regional executives in North America, Latin and South America, Japan, Asia, Europe and the Middle East manage our marketing, selling and service activities through a combination of direct personnel and a network of independent distributors.

The mix of direct sales and distributor sales varies by region. Generally, our distributors enter into 2-3 year exclusive agreements during which they typically agree not to sell our competitors’ products. Our sales strategy is to choose the most productive and practicable distribution channel within each of our geographic markets.

We sell products in the U.S. primarily through our direct sales force to our traditional customer base of dermatologists and plastic and cosmetic surgeons. Outside the U.S., we sell our products in Western Europe, Japan, Latin and South America, the Middle East, and the Pacific Rim through direct sales offices and distribution relationships. We have a total of 88 employees in our direct sales offices in Madrid, Frankfurt, Bangkok, Paris, Tokyo, Nagoya and Osaka. We have established distribution relationships throughout Europe, Japan, Africa, Latin and South America, and the Middle East. Outside the U.S., we currently utilize 52 distributors in 64 countries. Refer to Note 9 of our Consolidated Financial Statements for additional financial information about segments and geographical areas.

The following chart shows data relating to Candela’s international activities during each of the last three fiscal years by geographic region. Revenue generated from regions other than the U.S. includes sales from Candela’s German, Spanish, French, and Japanese subsidiaries, as well as sales shipped directly to international locations from the U.S.

	July 2,	July 3,	June 28,
Revenues:	2005	2004	2003
(000)
United States and Canada	$57,517	$49,915	$37,755
Japan and the Far East	29,229	26,666	23,483
Europe	30,659	26,525	16,685
United States shipments to other regions	6,496	1,332	728
Total Revenue	$123,901	$104,438	$78,651

Service and Support

We believe that quick and effective delivery of service is important to our customers. We strive to respond to service calls within 24 hours and to complete a call within 48 hours to minimize practitioner disruption. Our principal service center and parts depot is located at our Wayland, Massachusetts headquarters. Parts depots are also located at our sales offices in Japan, Thailand, Spain, Germany and France. Independent distributors also maintain parts depots.

We also believe a highly trained and qualified service staff is key to product reliability. Distributors and subsidiaries have the primary responsibility of servicing systems within their territories. Their service personnel are required to attend formal training to become certified. In addition, we have service and technical support staff in each of our markets worldwide.

Post-warranty product maintenance and repair provides an additional recurring source of revenue. Customers may elect to purchase a service contract or purchase service on a time-and-materials basis. Candela’s service contracts offer a range of service levels and options, including additional clinical support. The contract terms generally run in 12 or 24-month intervals.

Candela emphasizes education and support of its customers. Periodic device calibration/verification, coupled with the continuous training of our service providers helps to ensure product reliability. We extend prompt and courteous technical and clinical support to our customers when needed.

Manufacturing

We design, assemble, and test our branded products at our Wayland, Massachusetts facility. Ensuring adequate and flexible production capacity, applying lean manufacturing techniques, continuous cost reduction, and superior product quality are top priorities of our manufacturing organization. We achieve our goals by:

•       working closely with the research and development organization, including significant early involvement in product design,

•       continually improving our just-in-time manufacturing and inventory processes,

•       effectively managing and working closely with a limited number of the most qualified suppliers, and

•       applying the latest cell manufacturing techniques

Our facility has ISO 9001 certification and has established and is maintaining a quality system that meets the requirements of ISO 13485 and CAN/CSA-ISO 13485. ISO 9001 certification provides guidelines for the quality of company systems associated with the design, development, production, servicing and distribution of medical lasers and accessories. ISO 13485 standards are European quality requirements and CAN/CSA-ISO 13485 is a Canadian quality requirement, all specifically relating to the design of medical devices.

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

Research and Development

We believe that our advanced research and engineering activities are crucial to maintaining and enhancing our business, and we are currently conducting research on a number of applications. We believe that our in-house research and development staff has demonstrated its ability to develop innovative new products that meet evolving market needs. Our core competencies include:

•       applied laser physics and technology

•       tissue optics

•       photochemistry

•       laser-tissue interaction

•       clinical and regulatory research

•       aesthetic laser applications

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

Customers

We currently sell our products primarily to physicians. The majority of our customers choose to finance their purchases through independent leasing companies. Our sales are not dependent on any single customer or distributor, and Candela continues to expand its distribution channel in the U.S. through direct and indirect sales forces. Our customers are located in more than 64 countries.

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

•       respond to competitive developments and technological changes

•       manufacture our products at lower cost

•       retain a highly qualified research and engineering staff

•       provide sales and service to a worldwide customer base

•       improve product reliability

Proprietary Rights

We have numerous U.S. and foreign patents and have eight U.S.and eight foreign patent applications pending to protect our rights in certain technical aspects of our hair removal, benign vascular lesion, pigmented lesion, and other laser systems. The expiration dates for our issued U.S. patents range from December 8, 2006 to December 6, 2019.

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

Government Regulation

FDA’s Premarket Clearance and Approval (“PMA”) Requirements.   Unless an exemption applies, each medical device that we wish to market in the U.S. must receive either “510(k) clearance” or PMA in advance from the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain and generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

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

Devices deemed by the FDA to pose the greatest risk such as life-sustaining, life-supporting, or implantable devices, or deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Such devices are required to undergo the PMA approval process in which the manufacturer must prove the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive pre-clinical and clinical trial data and also information about the device and its components regarding, among other things, manufacturing, labeling, and promotion. After approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, it’s labeling, or its manufacturing process.

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

Pervasive and Continuing FDA Regulation.   A host of regulatory requirements apply to marketed devices such as our laser and light-based products, including labeling regulations, the Quality System Regulation (which requires manufacturers to follow design, testing, control, documentation, and other quality assurance procedures), the Medical Device Reporting regulation (which requires that manufacturers report to the FDA certain types of adverse events involving their products), and the FDA’s general prohibition against promoting products for unapproved or “off label” uses. Class II devices such as ours also can have special controls such as performance standards, post-market surveillance, patient registries, and FDA guidelines that do not apply to class I devices. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition, and results of operations.

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

Candela and its products may also be subject to other federal, state, local, or foreign regulations relating to health and safety, environmental matters, quality assurance, and the like. To date, Candela’s compliance with laws that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment has not had a material effect on its ongoing operations. Candela has not made any material expenditures for environmental control facilities. However, we cannot be certain that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not hurt our business, financial condition, or results of operations.

Product Liability and Warranties

Our products are generally covered by a standard warranty, with an option to purchase extended warranty contracts at the time of product sale or service contracts after the time of sale. We set aside a reserve based on anticipated standard warranty claims. We believe such reserves to be adequate, but in the event of a major product problem or recall, such reserves may be inadequate to cover all costs, and such an event could have a material adverse effect on our business, financial condition, and results of operations.

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

Employees

As of July 2, 2005, we employed 312 people in the following areas of our organization:

•       36 in research, development, and engineering

•       61 in manufacturing and quality assurance

•       45 in service positions

•       47 in sales and marketing

•       87 in our international sales and service subsidiaries

•       36 in finance, administrative and all other positions

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 151, Inventory Costs, an Amendment of Accounting Principles Board Opinion No. 43, Chapter 4, or SFAS 151. SFAS 151 requires that items such as idle facility expense, freight, handling costs and wasted materials be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in Accounting Principles Board Opinion No. 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt this pronouncement on July 3, 2005 and we do not expect the adoption with have a material impact on our financial condition or results of operation.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”). FAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company is required to adopt the provisions of FAS123R as of the beginning of its first fiscal quarter of 2006, beginning July 3, 2005. This statement establishes standards for and requires the recognition of the cost of employment-related services settled in share-based payment. The adoption of the provisions of FAS 123R will have a material impact on the Company’s consolidated financial statements.

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

•       Candela KK.—Tokyo office.   The lease on 400, and 72 square meters of space, expires on May 23, 2008, and September 16, 2006, respectively.

•       Candela KK—Osaka office.   The lease on this 97 square meter facility is for a period of 2 years, expiring on Jan 20, 2007.

•       Candela KK—Nagoya office.   The lease on this 49 square meter facility is for a period of 1 year, expiring on November 14, 2005.

•       Candela KK—Fukuoka office.   The lease on this 56 square meter facility is for a period of 2 years, expiring on September 30, 2005.

•       Candela Iberica, S.A..   The lease on this 368 square meter facility located in Madrid, Spain is for a period of two years and expires on December 31, 2006.

•       Candela Iberica, S.A.   The lease on this 70 square meter facility located in Lisboa, Portugual is for a period of five years and expires on September 29, 2008.

•       Candela Deutschland GmbH.   The lease on this 380 square meter facility in Neu Isenberg, Germany is for a period of 5 years and expires on October 31, 2006.

•       Candela France SARL.   The lease on this 108 square meter facility in Villebou Sur Yvette, France is for a period of 9 years, expiring on May 1, 2011.

•       Candela Italia.   The lease on this 102 square meter facility in Formello, Italy is for a period of 1 year, expiring on June 30, 2006.

•       Bangkok, Thailand.   The Manager of Pacific Rim operations resides and operates out of a leased residence in Bangkok, Thailand. The total leased area is approximately 4,800 square feet and the lease is renewable on an annual basis.

Item 3.                        Legal Proceedings.

The Company has an Amended and Restated License Agreement (the “License”) with the Regents of the University of California (the “Regents”) pursuant to which the Company licenses certain patent rights to its dynamic cooling device (“DCD”) from the Regents. The Company sells its DCD as a component part of its Smoothbeam® laser system and as an accessory to its other laser systems. In April of 2004, the Regents issued a notice of default under the License, asserting, among other things, that the Company was in breach of the License for the alleged failure to make required royalty payments and to make required disclosures. The Regents’ April notice asserted that the total underpaid royalties, interest and other charges for the period from August of 2000 through September 2003 are $1,128,000. The Regents issued a subsequent notice of default, dated June 30, 2004, relating to the quarterly periods ended December 27, 2003 and March 27, 2004, for which the Regents asserted that the Company underpaid additional royalties amounting to $1,350,000. The Regents issued a subsequent notice of default, dated September 10, 2004, relating to the quarterly period ended July 3, 2004, for which the Regents asserted that the Company underpaid additional royalties amounting to $990,000.

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

On February 17th 2005, the arbitrator issued an interim decision in the dispute concerning our royalty obligations under our Amended and Restated License Agreement with the Regents. The arbitrator found in favor of the Regents as to the primary issue in the dispute, finding that we are obligated to pay royalties on the good faith list prices of our Sclero, SPTL, GentleLASE and GentleYAG laser systems when those systems are sold with DCDs, and not just on the good faith list prices of the DCDs for sale with those systems. The arbitrator denied the Regents’ request for the right to declare a forfeiture of our license with the Regents. In connection with this interim decision we recognized charges of approximately $5.6 million during the third fiscal quarter. These charges consisted of the settlement of prior year royalty claims made by the Regents against the Company of approximately $3.4 million, royalty claims for our first and second fiscal quarters of 2005 of approximately $0.5 and $0.9 million, respectively, and $0.8 million in attorney fees, interest, and professional costs as reimbursement of those charges to the Regents as required by the aforementioned license agreement. The royalty charges have been listed as a separate line under cost of goods sold. All other charges have been listed as a separate line within operating expenses.

On May 4th, 2005, the arbitrator issued his final award after review of post-arbitration submissions by the parties as to calculation of damages. The final award was consistent with our interim estimation and recognition of expense recorded during the third quarter. There will not be any material additional charges related to this matter in future periods. As a result of the arbitrator’s ruling, Candela incurred royalty obligations to the Regents on ongoing sales of the DCD at a higher royalty rate than it has recognized on DCD sales over the past few years.

On August 20, 2005, DVI Inc., DVI Financial Services, Inc., and DVI Business Credit Corporation Liquidating Trust (collectively, the “DVI Entities”) filed a complaint against the Company in the United States Bankruptcy Court for the District of Delaware. The DVI Entities filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 25, 2003 (the “Petition Date”). The complaint asserts, among other things, that (i) on or within 90 days before the Petition Date, one or more of the DVI Entities transferred property to or for the benefit of the Company in an aggregate amount not less than $1,878,921.75, (ii) at the time of the transfers the DVI Entities were insolvent, (iii) the transfers enabled the Company to receive more than the Company was entitled to under the United States Bankruptcy Code, and (iv) the transfers constitute an avoidable preference. The complaint seeks avoidance and recovery of the transfers, plus interest and costs of the proceeding. The complaint also seeks, among other things, to disallow the Company’s claims against the DVI Entities until the Company has paid the recovery amount to the DVI Entities. As previously disclosed in the Company’s periodic reports, prior to the filing of the complaint, the Company had received demands for payment of the recovery amount. The Company believes that it received all transfers from the DVI Entities in the ordinary course of business and that the allegations in the complaint are without merit. While the Company intends to vigorously contest the allegations, the litigation process is inherently uncertain and unpredictable and there can be no guarantee as to the ultimate outcome of this pending lawsuit. An adverse outcome in the litigation could hurt our business, results of operations, and financial condition.

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

At September 23, 2005, there were approximately 314 holders of record of our common stock and the closing sale price of our common stock was $9.81.

The following table sets forth quarterly high and low closing sales prices of the common stock for the indicated fiscal periods. These prices have been adjusted from historic levels to reflect the effect of the Company’s two-for-one stock split implemented in the third quarter of 2004:

	High	Low
Fiscal 2004
First Quarter	$8.585	$5.745
Second Quarter	10.975	6.335
Third Quarter	14.200	9.035
Fourth Quarter	17.130	8.840
Fiscal 2005
First Quarter	$12.52	$7.85
Second Quarter	12.08	7.96
Third Quarter	12.58	8.35
Fourth Quarter	10.99	8.56

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

	For the Year Ended
	July 2,	July 3,	June 28,	June 29,	June 30,
Consolidated Statement of Operations Data:	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Revenue:
Lasers and other products	$102,323	$87,965	$68,072	$45,957	$48,375
Product related service	21,578	16,473	10,579	12,731	12,498
Total revenue	123,901	104,438	78,651	58,688	60,873
Cost of sales:
Lasers and other products	45,235	36,413	30,641	20,396	21,208
Product related service	17,918	14,860	7,992	11,205	7,676
Litigation related charges	4,829	—	—	—	—
Total cost of sales	67,982	51,273	38,633	31,601	28,884
Gross profit:	55,919	53,165	40,018	27,087	31,989
Operating expenses:
Research and development	6,890	5,302	4,545	4,644	5,575
Selling, general and administrative	40,165	33,978	24,519	24,832	21,064
Litigation related charges	773	—	—	—	—
Total operating expenses	47,828	39,280	29,064	29,476	26,639
Income (loss) from operations:	8,091	13,885	10,954	(2,389)	5,350
Other income (expense):
Interest income	640	308	651	546	1,652
Interest expense	(6)	(19)	(218)	(476)	(438)
Other income (expense), net	(67)	924	(44)	487	31
Total other income (expense)	567	1,213	389	557	1,245
Income (loss) from continuing operations before income tax:	8,658	15,098	11,343	(1,832)	6,595
Provision for (benefit from) income taxes	2,194	4,586	3,516	(421)	2,387
Income (loss) from continuing operations	6,464	10,512	7,827	(1,411)	4,208
Discontinued operations:
Loss from discontinued skin care center operations of $473, $1468, $964, and $2635 less income tax benefit of $175, $455, $221, and $953 respectively	—	(298)	(1,013)	(743)	(1,682)
Gain (loss) on disposal of skin care center, including revision of leasehold obligations of $1,374 and provision for operating losses of $(3,348) less income tax of $(515) and income tax benefit of $1,253	859	(2,095)
Net income (loss)	$7,323	$8,119	$6,814	$(2,154)	$2,526
Net income (loss) per share of common stock
Basic:
Income from continuing operations	$.29	$.48	$.39	$(.07)	$.19
Income (loss) from discontinued operations	.04	(.11)	(.05)	(.04)	(.07)
Net income (loss)	$.33	$.37	$.34	$(.11)	$.12
Diluted:
Income from continuing operations	$.28	$.46	$.38	$(.07)	$.18
Income (loss) from discontinued operations	.04	(.10)	(.05)	(.04)	(.07)
Net income (loss)	$.32	$.36	$.33	$(.11)	$.11
Basic weighted average shares outstanding	22,388	21,902	20,083	20,106	21,856
Diluted weighted average shares outstanding	23,073	22,712	20,645	20,106	23,042

	For the Year Ended
	July 2,	July 3,	June 28,	June 29,	June 30,
Consolidated Balance Sheet Data:	2005	2004	2003	2002	2001
Cash and cash equivalents	$56,383	$37,139	$31,813	$19,657	$32,127
Working capital	70,378	61,387	47,307	35,642	61,836
Total assets	116,816	100,479	80,501	67,130	72,718
Long-term debt	—	—	—	2,115	2,815
Total stockholders’ equity	74,339	66,769	53,348	40,853	46,975
Total liabilities and stockholders’ equity	116,816	100,479	80,501	67,130	72,718

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

Overview

We research, develop, manufacture, market, sell and service lasers and light-based products used to perform aesthetic and cosmetic procedures. We sell our lasers and light-based products principally to medical practitioners. Candela markets its products directly and through a network of distributors to end users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently, we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists, and general and vascular surgeons. We derive our revenue from the sale of lasers, light-based devices, and other products, and the provision of product related services.

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

Our products are generally covered by a standard warranty, with an option to purchase extended warranty contracts at the time of product sale or service contracts after the time of sale. Distributor sales generally include a parts warranty only. The anticipated cost associated with the standard warranty coverage is accrued at the time of shipment as a cost of sales charged to product related service costs. Any costs associated with product installation are also recognized as costs of product related service. Both such anticipated and actual costs have no associated revenue and therefore reduce the gross profit from product related service revenue.

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

International revenue, consisting of sales from our subsidiaries in Germany, France, Spain, and Japan, and sales shipped directly to international locations from the U.S., during the fiscal years ended July 2, 2005, July 3, 2004 and June 28, 2003 represented 54%, 52% and 53% of total sales, respectively.

Our fiscal year consists of the 52 or 53-week period ending on the Saturday closest to June 30 of each year. The years ended July 2, 2005, July 3, 2004 and June 28, 2003 contained 52, 53 and 52 weeks, respectively.

Discontinued Operations

In June 1996, we began an effort to own and operate skin care centers offering cosmetic laser treatments utilizing our equipment, along with providing other cosmetic services traditionally offered by high-end spas. We pursued this strategy by purchasing an existing spa in Boston in 1996 and by opening a new skin care center in Scottsdale, Arizona in March 1997. We subsequently decided to reduce our focus on our skin care center efforts and to renew our commitment to our core aesthetic and cosmetic laser business. During fiscal 1998, we closed the Scottsdale facility. During the quarters ended December 27, 1997 and June 30, 2001, the Company recorded combined restructuring charges of $3,721 related to this closure and was subsequently able to reverse a substantial portion of this charge due to the Company’s ability to secure a sublease for the Scottsdale facility. Per the sublease agreement, the sublessee will pay all costs associated with the facility through the end of the lease term ending June 2006. The sublessee commenced making payments to the landlord on behalf of the Company on April 1, 2002.

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

Revenue Recognition.   The Company recognizes revenue upon shipment of product to customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by SAB No. 104, Revenue Recognition in Financial Statements. Credit is not extended to customers and revenue is not recognized until collectibility is reasonably assured. Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period. Revenue from service administered by Candela that is not covered by a service contract is recognized as the services are provided. In certain instances, the Company may sell products together with extended warranties or maintenance contracts. The revenue recognized per element is determined by allocating the total sales price to each element, based on the relative fair values. Separately priced extended warranty and maintenance products are accounted for in accordance with Financial Technical Bulletin 90-1 which provides for recognition of revenue ratably over the life of the contract.

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

As of July 2, 2005, our accounts receivable balance of $34.9 million is reported net of allowances for doubtful accounts of $2.1 million. We believe our reported allowances at July 2, 2005, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made.

Inventory Reserves.   As a designer and manufacturer of high technology equipment, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of July 2, 2005, our inventory of $12.7 million is stated net of inventory reserves of $1.9 million. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Product Warranties.   Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at July 2, 2005, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

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

Results of Operations

The following tables set forth selected financial data for the periods indicated, expressed as a percentage of total revenue.

	For the Year Ended
Consolidated Statement of Operations Data:	July 2, 2005	July 3, 2004	June 28, 2003
Revenue Mix:
Lasers and other products	82.6%	84.2%	86.6%
Product related service	17.4%	15.8%	13.4%
Total revenue	100.0%	100.0%	100.0%
Operating Ratios:
Gross profit:
Lasers and other products	46.1%	49.4%	47.6%
Product related service	2.9%	1.5%	3.3%
Litigation related charges	(3.9)%	—	—
Total gross profit	45.1%	50.9%	50.9%
Operating expenses:
Research and development	5.6%	5.1%	5.8%
Selling, general & administrative	32.4%	32.5%	31.2%
Litigation related charges	0.6%	—	—
Total operating expenses	38.6%	37.6%	37.0%
Income (loss) from continuing operations	6.5%	13.3%	13.9%
Total other income (expense)	0.5%	1.2%	0.5%
Income (loss) from continuing operations before income taxes	7.0%	14.5%	14.4%
Provision for (benefit from) income taxes	1.8%	4.4%	4.4%
Net income (loss) from continuing operations	5.2%	10.1%	10.0%

Fiscal Year Ended July 2, 2005 Compared to Fiscal Year Ended July 3, 2004

Revenue.   Total revenue increased $19.5 million, or 18.6% to $123.9 million in fiscal 2005 from $104.4 million in fiscal 2004. Increases in unit sales and the average selling price per unit accounted for the increase. We sold approximately 180 additional laser systems during fiscal 2005 as compared to 2004 with an average selling price approximately 4% higher than that of the prior year. International revenue, consisting of sales from our subsidiaries in Germany, Spain, France and Japan, and sales shipped directly to international locations from the U.S., increased $11.9 million over the prior year and accounted for 54% of total revenue for fiscal 2005 in comparison to 52% for fiscal 2004. Of the $11.9 million increase, approximately $5.2 million was related to increases in sales to South America. This represents an almost 400% increase in that region. Sales in Europe increased approximately 15.6%, or $4.1 million and sales in Asia increased 9.6%, or $2.6 million over sales during fiscal 2004. Product-related service revenue increased 31% to $21.6 million in fiscal 2005 from $16.5 million in fiscal 2004. This increase was consistent with the increase in systems sold over the past few years and the need for general maintenance and parts on these systems.

Gross Profit.   Gross profit increased approximately $2.7 million to $55.9 million or 45% of revenue in fiscal 2005 from $53.2 million or 51% of revenue in fiscal 2004 as a direct result of the increase in sales. Excluding the Regents litigation-related charges, gross profit increased $7.6 million, or 14% to approximately $60.7 million or 49% of sales during fiscal 2005. Gross profit on lasers and other products increased $5.5 million or 11% to $57.1 million or 46% of revenue in fiscal 2005 from $51.5 million or 49% of revenue in fiscal 2004. Gross profit on product related services in fiscal 2005 increased $2.0 million to $3.6 million or 3% of revenue compared to $1.6 million or 2% of revenue for fiscal 2004. The increase in gross profit on product related services is due primarily to efforts in the service group to increase the profitability of that organization.

Research and Development Expense.   Research and development spending increased slightly as a percentage of revenue for fiscal 2005 over fiscal 2004 due to the increased number and cost of ongoing projects. This increase accounted for approximately $1.6 million in additional expense.

Selling, General and Administrative Expense.   Selling, general and administrative expense increased to $40.2 million or 32% of revenue during fiscal 2005 compared to $33.9 million or 33% during fiscal 2004. The increase in selling, general and administrative expenses is due primarily to the increase in the number of marketing programs, the implementation of the Sarbanes-Oxley Act internal controls and reporting requirements, and an increase in the number of personnel on a worldwide basis.

Other Income/Expense.   Total other income decreased $0.6 million for the fiscal year ended July 3, 2005 to $0.6 million, from $1.2 million for the fiscal year ended June 28, 2004. This decrease is related to the absence of one-time gains of $0.9 million during fiscal 2004 from an insurance reimbursement of approximately $0.5 million for stolen merchandise at our German subsidiary, period gains on subsidiary transactions of approximately $0.2 million, and the timing of an investment distribution, partially offset by an increase in interest income of 0.3 million due to an increased rate of return, coupled with a higher cash balance during fiscal 2005.

Income Taxes.   The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. The Company recorded a 27% effective tax rate for the year ended July 2, 2005 compared to a 30% effective tax rate for the year ended July 3, 2004. The provision for income taxes for the year ended July 2, 2005, includes a tax provision calculated for taxable income generated in Japan and Spain at rates in excess of the U.S. statutory tax rate.

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

Income Taxes.   The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. The Company recorded a 30% effective tax rate for the year ended July 3, 2004 compared to a 31% effective tax rate for the year ended June 28, 2003. The benefit from income taxes for the year ended June 28, 2003, includes a tax benefit for taxable losses in the U.S. offset by a tax provision calculated for taxable income generated in Japan and Spain at rates in excess of the U.S. statutory tax rate.

Liquidity and Capital Resources

Cash provided by operating activities amounted to $19.0 million for fiscal 2005 as compared to $1.1 million for fiscal 2004. This increase in cash provided by operating activities is reflective of the Company’s ongoing efforts to decrease days’ sales outstanding in accounts receivable and increase inventory turns. Days’ sales outstanding in trade accounts receivable was reduced by 16 days to approximately 82 days at July, 2 2005, and inventory turns increased approximately one full turn for fiscal 2005 as compared to fiscal 2004. We expect to be able to continue this trend. Cash used by investing activities remained relatively flat for the fiscal 2005, as the Company continued its conservative policy towards capital outlays for property, plant and equipment. Cash provided by financing activities amounted to $1.0 million for the year ended July 2, 2005 in comparison to cash provided of $4.7 million for the prior year. The decrease reflects the absence of proceeds from the issuance of common stock by the Company during fiscal 2004, primarily to employees under the existing stock option plan.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Outstanding contractual obligations of the Company are reflected in the following table:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Royalty commitments	$9,250	$4,000	$2,000	$2,000	$1,250
Operating leases	2,534	1,018	1,166	302	48
Total contractual cash obligations	$11,784	$5,018	$3,166	$2,302	$1,298

We maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate or LIBOR plus 2.25%. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of July 2, 2005, or July 3, 2004.

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

Because we derive more than half of our revenue from international sales, including approximately 24% of our revenue from Japan and the Asia-Pacific marketplace in fiscal 2005, we are susceptible to currency fluctuations, negative economic changes taking place in Japan and the Asia-Pacific marketplace, and other risks associated with conducting business overseas.

We sell more than half of our products and services outside the U.S. and Canada. International sales, consisting of sales from our subsidiaries in Germany, Spain, France and Japan, and sales shipped directly to international locations from the U.S., accounted for 54% of our revenue for fiscal year 2005, and we expect that they will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales. In particular, significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation. Other risks associated with international sales that we currently face or have faced in the past include:

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

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Revenue from outside the US, consisting of sales from our subsidiaries in Germany, Spain, France and Japan and sales shipped directly from the US to international locations, constituted 54% of our total revenue for fiscal 2005.

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

On July 2, 2005 the Euro closed at 0.837 Euro to 1.00 U.S Dollar compared to 0.812 Euro to 1.00 U.S. Dollar on July 3, 2004. The Japanese Yen closed at 111.78 Yen to 1.00 U.S. Dollar on July 2, 2005 compared to 108.38 Yen to 1.00 U.S. Dollar on July 3, 2004. Net losses resulting from foreign currency translations amounted to $(123) for fiscal 2005.

At July 2, 2005 and July 3, 2004, a hypothetical 10% positive change in foreign exchange rates would result in translation gains of $474 and $18 respectively that would be recorded in the equity section of our balance sheet.

At July 2, 2005 and July 3, 2004, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $343 and a net transaction loss of $6, respectively that would be recorded in current earnings.

Item 8.                        Financial Statements and Supplementary Data.

Financial statements and supplementary data are included herein and are indexed under Item 15 (a) (1)-(2).

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 4, 2003, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) dismissed Ernst &Young LLP (“E&Y”) as the Company’s independent public accountants. The audit reports of E&Y on the consolidated financial statements of the Company for the fiscal years ended June 28, 2003 and June 29, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. On December 4, 2003, the Audit Committee engaged BDO Seidman, LLP (“BDO”) to serve as the Company’s independent public accountants for the Company’s fiscal year ending July 3, 2004. During the Company’s fiscal years ended July 3, 2004 and June 28, 2003, there have been no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.We have established disclosure controls and procedures (“Disclosure Controls”) to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Chief Financial Officer, realizes that no control system can prevent all possibilities of error or fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

As of the end of the period covered by this Form 10-K, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation included consideration of the controls, processes and procedures that comprise our internal control over financial reporting. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2005, and solely as a result of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 2, 2005 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management determined that a material weakness existed in the Company’s internal controls over financial reporting as of July 2, 2005 as a result of the following identified material weakness:

*The existence of control deficiencies that adversely impacted the Company’s ability to accurately and timely complete the Company’s year-end close process.

The aforementioned control deficiencies led to the Company’s failure to record certain accruals and costs and appropriately account for demonstration equipment sales during the year-end close process. The errors were detected and corrected prior to issuance of the consolidated financial statements as of and for the year ended July 2, 2005 such that these financial statements are free from material misstatement. In the aggregate, these deficiencies represent a material weakness in internal control over financial reporting on the basis that there is a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected by its internal control over financial reporting. Because of this material weakness in internal control over financial reporting, management concluded that, as of July 2, 2005 the Company’s internal control over financial reporting was not effective based on the criteria set forth by COSO.

The Company’s external auditors, BDO Seidman, LLP, an independent registered public accounting firm, have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-1.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the third and fourth quarters of fiscal year 2005, the Company was engaged in an ongoing review of its internal control over financial reporting as described below. Based on that review management believes that, during the fourth quarter of fiscal year 2005 we made changes in the Company’s internal control over financial reporting, as described below, that have materially affected, or are reasonably likely to materially affect, those controls.

In the fourth quarter of fiscal 2005, management revised its policies and procedures related to period-end accruals and estimates. Management conducted training sessions with the finance staff to review these policies and to increase sensitivity and focus on the issues covered by the new policies and continues to monitor their implementation. Candela also initiated a project to review and update other accounting policies, establish written policies for areas where such policies did not exist, and has engaged third party experts in accounting and controls implementation to assist in this effort.

Subsequent to the discovery of the aforementioned control deficiencies, management implemented procedures including but not limited to additional levels of review for accruals, judgmental estimates and demonstration sales, and the creation of additional management reports used for the analysis of results. Management will continue to conduct training sessions throughout the organization to explain each of its policies and procedures adopted and require that accounting conclusions, assumptions and estimates are documented and supported by such accounting policies or relevant accounting literature in accordance with GAAP. Management will assess the effectiveness of the Company’s adherence to the accounting policies through ongoing monitoring activities.

Other than the changes outlined above, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ GERARD PUORRO	/s/ F. PAUL BROYER
Gerard Puorro	F. Paul Broyer
President and Chief Executive	Chief Financial Officer
September 29, 2005

Item 9B.     Other Information

None.

Part III

Anything herein to the contrary notwithstanding, in no event are the sections entitled “Stock Performance Graph”, “Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from the Company’s definitive proxy statement for the Company’s 2005 annual meeting of stockholders.

Item 10.                 Directors and Executive Officers Of The Registrant

Certain information concerning the directors and executive officers of the Company is incorporated by reference herein from the information contained in the section entitled “Occupations of Directors and Executive Officers” in our definitive proxy statement (the “Definitive Proxy Statement”) for the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Candela’s fiscal year ended July 2, 2005.

The information concerning compliance with Section 16(a) of the Exchange Act required under this item is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement.

Item 11.                 Executive Compensation

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

Item 13.                 Certain Relationships and Related Transactions

Certain information concerning certain relationships and related transactions is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the Definitive Proxy Statement.

Item 14.                 Principal Accountant Fees and Services

Certain information concerning principal accountant fees and services is incorporated herein by reference from the information contained in the section entitled “Principal Accountant Fees and Services” in the Definitive Proxy Statement.

Part IV

Item 15.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    The following items are filed as part of this report:

(1)  Consolidated Financial Statements:

(2)  Consolidated Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-26

The reports of the registrant’s Registered Independent Public Accounting Firm with respect to the above-listed financial statements and financial statement schedule appears on page F-1 and F-2 of this report.

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

(3)  Exhibits: Except as otherwise noted, the following documents are incorporated by reference from the Company’s Registration Statement on Form S-1 (File Number 333-78339) or filed herewith:

3.1	Certificate of Incorporation, as amended
3.2(9)	By-laws of the Company, as amended and restated
10.1(1)	1985 Incentive Stock Option Plan
10.2(2)	1987 Stock Option Plan
10.2.1(2)	1989 Stock Plan
10.2.2(3)	1990 Employee Stock Purchase Plan
10.2.3(3)	1990 Non-Employee Director Stock Option Plan
10.2.4(7)	1993 Non-Employee Director Stock Option Plan
10.2.5(13)	1998 Amended and Restated Stock Plan
10.3(7)	Lease for premises at 526 Boston Post Road, Wayland, Massachusetts.
10.4(7)	Lease for premises at 530 Boston Post Road, Wayland, Massachusetts.
10.5(7)	Patent License Agreement between the Company and Patlex Corporation effective as of July 1, 1988.
10.6(4)	License Agreement among the Company, Technomed International, Inc. and Technomed International S.A. dated as of December 20, 1990.
10.7(5)	License Agreement between the Company and Pillco Limited Partnership effective as of October 1, 1991.

10.8(8)	Distribution Agreement between the Company and Cryogenic Technology Limited, dated October 15, 1993.
10.9(10)	Asset Purchase Agreement between the Company and Derma-Laser, Limited and Derma-Lase, Inc. dated June 23, 1994.
10.10(13)	Letter Agreement between the Company and Fleet Bank dated February 13, 1997.
10.10.1(13)	Amendment to Letter Agreement between the Company and Fleet Bank dated December 15, 1998.
10.12*(14)	Amended and Restated License Agreement between the Company and The Regents of the University of California for Dynamic Skin Cooling Method and Apparatus effective as of August 11, 2000.
10.12.1*(15)	Settlement Agreement dated August 11, 2000 by and among the Company, the Regents of the University of California, and Cool Touch, Inc.
10.13(12)	Note and Warrant Purchase Agreement, dated as of October 15, 1998 by and among the Company, Massachusetts Capital Resource Company, William D. Witter and Michael D.Witter.
10.13.1(12)	Form of Note delivered to the Company in the aggregate principal amount of $3,700,000 to Massachusetts Capital Resource Company, William D. Witter and Michael D. Witter.
10.13.2(12)

Form of Common Stock Purchase Warrant to purchase an aggregate of 370,000 shares of the Company’s Common Stock delivered to Massachusetts Capital Resource Company, William D. Witter and Michael D. Witter.

21.1**	Subsidiaries of the Company
23.1**	Consent of BDO Seidman, LLP (Independent Registered Public Accounting Firm)
23.2**	Consent of Ernst & Young LLP (Independent Registered Public Accounting Firm)
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
99.1* **	McKesson Medical-Surgical Inc. Distribution Agreement
99.2**	First Amendment to the Amended and Restated License Agreement by and between The Regents of the University of California and Candela Corporation

*                    Portions of the exhibit have been omitted and filed separately with the SEC in reliance upon the Company’s request for confidential treatment pursuant to Rule 24b-2.

**             Filed herewith

(1)   Previously filed as an exhibit to Registration Statement No. 33-54448B and incorporated herein by reference.

(2)   Previously filed as an exhibit to the Company’s Amended and Restated Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (Commission file number 000-14742), and incorporated herein by reference.

(3)   Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Commission file number 000-14742), and incorporated herein by reference.

(4)   Previously filed as an exhibit to Form 10-Q for the quarter ended December 29, 1990 (Commission file number 000-14742), and incorporated herein by reference.

(5)   Previously filed as an exhibit to Form 10-Q for the quarter ended September 28, 1991 (Commission file number 000-14742), and incorporated herein by reference.

(6)   Previously filed as an exhibit to Form 8-K, dated September 8, 1992 (Commission file number 000-14742), and incorporated herein by reference.

(7)   Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1993 (Commission file number 000-14742), and incorporated herein by reference.

(8)   Previously filed as an exhibit to Form 10-Q for the quarter ended January 1, 1994 (Commission file number 000-14742), and incorporated herein by reference.

(9)   Previously filed as an exhibit to Form 10-Q for the quarter ended April 2, 1994 (Commission file number 000-14742), and incorporated herein by reference.

(10) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 1994 (Commission file number 000-14742), and incorporated herein by reference.

(11) Previously filed as an exhibit to Form 10-Q for the quarter ended March 27, 1999 (Commission file number 000-14742), and incorporated herein for reference.

(12) Previously filed as an exhibit to the Company’s Amended and Restated Annual Report on Form 10-K for the fiscal year ended June 27, 1998 (Commission file number 000-14742), and incorporated herein by reference.

(13) Previously filed as Appendix A to the Company’s Schedule 14A, filed December 28, 2002, and incorporated herein by reference.

(14) Previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 (Commission file number 000-14742), and incorporated herein by reference.

(15) Previously filed as an exhibit to Form 10-K for the fiscal year ended July 1, 2000 (Commission file number 000-14742), and incorporated by reference.

(b)   Reports on Form 8-K. On May 3, 2005, the Company filed a current report on Form 8-K (including item 12) reporting our earnings for the third fiscal quarter ended April 2, 2005.

(c)    The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 15(a)(3) above, other than exhibits 32.1 and 32.2, which the Company hereby furnishes.

(d)   The Company hereby files, as part of this Form 10-K, the consolidated financial Statement schedules listed in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2005.

CANDELA CORPORATION
By:	/s/ GERARD E. PUORRO
Gerard E. Puorro,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERARD E. PUORRO	President, Chief Executive	September 29, 2005
Gerard E. Puorro	Officer, and Director
(Principal Executive Officer)
/s/ F. PAUL BROYER	Senior Vice President of	September 29, 2005
F. Paul Broyer	Finance and Administration,
Chief Financial Officer
/s/ KENNETH D. ROBERTS	Chairman of the Board of	September 29, 2005
Kenneth D. Roberts	Directors
/s/ NANCY NAGER	Director	September 29, 2005
Nancy Nager
/s/ DOUGLAS W. SCOTT	Director	September 29, 2005
Douglas W. Scott
/s/ BEN BAILEY, III	Director	September 29, 2005
Ben Bailey, III
/s/ GEORGE ABE	Director	September 29, 2005
George Abe
/s/ ERIC BERNSTEIN	Director	September 29, 2005
Eric Bernstein

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Shareholders and Board of Directors
Candela Corporation
Wayland, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of Candela Corporation and subsidiaries (the “Company”) Annual Report on Form 10-K that the Company did not maintain effective internal control over financial reporting as of July 2, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Candela Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses were identified and included in management’s assessment:

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, the Company had control deficiencies that adversely impacted the Company’s ability to accurately and timely complete the year-end close process. The aforementioned control deficiencies led to the Company’s failure to record certain accruals and costs during the year-end close process and appropriately account for demonstration equipment sales.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated September 29, 2005, on those financial statements, which expressed an unqualified opinion.

In our opinion, management’s assessment that Candela Corporation and subsidiaries did not maintain effective internal control over financial reporting as of July 2, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Candela Corporation and subsidiaries has not maintained effective internal control over financial reporting as of July 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Candela Corporation and subsidiaries as of July 2, 2005 and July 3, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended July 2, 2005 and our report dated September 29, 2005 expressed an unqualified opinion.

By:	/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP
Boston, Massachusetts
September 29, 2005

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Candela Corporation

Wayland, Massachusetts

We have audited the accompanying consolidated balance sheets of Candela Corporation and subsidiaries as of July 2, 2005 and July 3, 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended July 2, 2005. We have also audited the schedule listed in the accompanying index for the years ended July 2, 2005 and July 3, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Candela Corporation and subsidiaries at July 2, 2005 and July 3, 2004 and the results of their operations and their cash flows for each of the two years in the period ended July 2, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Candela Corporation and subsidiaries internal control over financial reporting as of July 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and have issued our report thereon dated September 29, 2005 which expressed an unqualified opinion on management’s assessment that Candela Corporation and subsidiaries did not maintain effective internal control over financial reporting as of July 2, 2005, and an adverse opinion on the Company’s effectiveness of internal control over financial reporting as of July 2, 2005.

By:	/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP
Boston, Massachusetts
September 29, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Candela Corporation

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended June 28, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended June 28, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Candela Corporation and Subsidiaries for the year ended June 28, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended June 28, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
September 2, 2004

CANDELA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 2, 2005 and July 3, 2004

	2005	2004
	(in thousands, except share information)
Assets:
Current assets:
Cash and cash equivalents	$56,383	$37,139
Restricted cash (note 6)	199	257
Accounts receivable (net of allowance for doubtful accounts of $2,065 in 2005 and $1,492 in 2004)	34,866	34,302
Notes receivable	805	1,151
Inventories, net	12,676	13,571
Other current assets	1,821	2,184
Total current assets	106,750	88,604
Property and equipment, net	3,240	3,406
Deferred tax assets	5,743	5,914
Prepaid licenses	878	1,054
Other assets	205	1,501
Total assets	$116,816	$100,479
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,674	$6,973
Accrued payroll and related expenses	4,830	5,428
Accrued warranty costs (current portion)	5,291	4,946
Income taxes payable	2,073	1,844
Sales tax payable	2,206	2,423
Royalties payable	1,661	757
Accrued other	1,298	406
Deferred income (current portion)	6,037	3,421
Current liabilities of discontinued operations	1,302	1,019
Total current liabilities	36,372	27,217
Accrued warranty costs (long-term portion)	3,355	3,311
Deferred income (long-term portion)	2,313	634
Long-term liabilities of discontinued operations	437	2,548
Total liabilities	42,477	33,710
Stockholders’ equity:
Common stock, $.01 par value: 60,000,000 shares authorized, 24,764,318 and 24,567,062 shares issued in 2005 and 2004, respectively	248	246
Treasury stock, 2,250,000 shares in 2005 and 2004, at cost	(12,997)	(12,997)
Additional paid-in capital	54,027	53,069
Accumulated earnings	33,346	26,023
Accumulated other comprehensive income (loss)	(285)	428
Total stockholders’ equity	74,339	66,769
Total liabilities and stockholders’ equity	$116,816	$100,479

The accompanying notes are an integral part of the financial statements.

CANDELA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the years ended July 2, 2005, July 3, 2004 and June 28, 2003

	2005	2004	2003
	(in thousands, except per share data)
Revenue:
Lasers and other products	$102,323	$87,965	$68,072
Product related service	21,578	16,473	10,579
Total revenue	123,901	104,438	78,651
Cost of sales:
Lasers and other products	45,235	36,413	30,641
Product related service	17,918	14,860	7,992
Litigation related charges	4,829	—	—
Total cost of sales	67,982	51,273	38,633
Gross profit	55,919	53,165	40,018
Operating expenses:
Research and development	6,890	5,302	4,545
Selling, general and administrative	40,165	33,978	24,519
Litigation related charges	773	—	—
Total operating expenses	47,828	39,280	29,064
Income from operations	8,091	13,885	10,954
Other income (expense):
Interest income	640	308	651
Interest expense	(6)	(19)	(218)
Other income (expense), net	(67)	924	(44)
Total other income (expense)	567	1,213	389
Income from continuing operations before income tax	8,658	15,098	11,343
Provision for income taxes	2,194	4,586	3,516
Income from continuing operations	6,464	10,512	7,827
Discontinued operations:
Loss from discontinued skin care center operations of $473, and $1468 less income tax benefit of $175, and $455 respectively	—	(298)	(1,013)
Gain (loss) on disposal of skin care center, including revision of leasehold obligations of $1,374 and provision for operating losses of $(3,348) less income tax of $(515) and income tax benefit of $1,253	859	(2,095)
Net income	$7,323	$8,119	$6,814
Net income (loss) per share of common stock
Basic:
Income from continuing operations	$.29	$.48	$.39
Income (loss) from discontinued operations	.04	(.11)	(.05)
Net income	$.33	$.37	$.34
Diluted:
Income from continuing operations	$.28	$.46	$.38
Income (loss) from discontinued operations	.04	(.10)	(.05)
Net income	$.32	$.36	$.33
Basic weighted average shares outstanding	22,388	21,902	20,083
Diluted weighted average shares outstanding	23,073	22,712	20,645
Net income	$7,323	$8,119	$6,814
Other comprehensive (loss) income net of tax:
Foreign currency translation adjustment	(713)	595	(732)
Total comprehensive income	$6,610	$8,714	$6,082

The accompanying notes are an integral part of the financial statements.

CANDELA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended July 2, 2005, July 3, 2004 and June 28, 2003

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
	(in thousands)
Balance June 29, 2002	21,518	$ 215	$ 43,773	(2,250)	$(12,997)	$ 11,090	$ (1,228)	$40,853
Sale of common stock under stock plans	1,140	11	3,452					3,463
Exercise of stock warrants	870	9	1,148					1,157
Net income						6,814		6,814
Currency translation adjustment							1,061	1,061
Balance June 28, 2003	23,528	235	48,373	(2,250)	(12,997)	17,904	(167)	53,348
Sale of common stock under stock plans	979	9	4,618					4,627
Exercise of stock warrants	60	1	79					80
Net income						8,119		8,119
Currency translation adjustment							595	595
Balance July 3, 2004	24,567	246	53,069	(2,250)	(12,997)	26,023	428	66,769
Sale of common stock under stock plans	197	2	958					960
Net income						7,323		7,323
Currency translation adjustment							(713)	(713)
Balance July 2, 2005	24,764	$ 248	$ 54,027	(2,250)	$(12,997)	$ 33,346	$ (285)	$74,339

The accompanying notes are an integral part of the financial statements.

CANDELA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended July 2, 2005, July 3, 2004 and June 28, 2003
(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$7,323	$8,119	$6,814
Adjustments to reconcile net income to net cash provided by operating activities:
(Revision of) provision for the disposal of discontinued operations	(859)	2,095	—
Loss from discontinued operations	—	298	1,013
Depreciation	755	668	582
Accretion of imputed interest on stock warrants	—	—	475
Provision for bad debts	573	520	(13)
Provision for deferred taxes	233	955	(682)
Tax benefit from exercised stock options	—	—	(505)
Effect of exchange rate changes on foreign currency denominated assets and liabilities	(180)	26	36
Changes in assets and liabilities:
Restricted cash	58	(200)	(57)
Accounts receivable	(1,801)	(7,663)	(2,417)
Notes receivable	(19)	62	179
Inventories	719	(2,134)	1,761
Other current assets	1,335	(2,550)	225
Other assets	427	(236)	157
Accounts payable	4,760	(91)	(1,409)
Accrued payroll and related expenses	(567)	707	1,622
Deferred income	2,731	548	574
Accrued warranty costs	2,091	1,776	(921)
Income tax payable	(303)	(2,535)	4,168
Other accrued liabilities	1,698	767	53
Net cash provided by operating activities	18,974	1,132	11,655
Cash flows from investing activities:
Purchase of property, plant and equipment	(635)	(685)	(1,227)
Net cash used in investing activities	(635)	(685)	(1,227)
Cash flows from financing activities:
Proceeds from issuance of common stock	960	4,707	4,620
Principal payments of long-term debt	—	—	(3,330)
Net borrowings (repayments) on line of credit	—	—	(1,114)
Net cash provided by financing activities	960	4,707	176
Effect of exchange rate changes on cash and cash equivalents	(55)	172	1,552
Net increase in cash and cash equivalents	19,244	5,326	12,156
Cash and cash equivalents, beginning of year	37,139	31,813	19,657
Cash and cash equivalents, end of year	56,383	$37,139	$31,813
Cash paid during the year for:
Interest	—	$15	$235
Income Taxes	$2,269	$3,265	$751

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

All prior period financial statements have been restated to reflect skin care centers operations as discontinued (See note 11), as required under generally accepted accounting principles in the U.S.

All share and per-share information included in the accompanying consolidated financial statements for all periods presented have been restated to retroactively reflect the effect of a two-for-one stock split which occurred on February 16, 2004.

The Company’s fiscal year ends on the Saturday nearest June 30. The years ended July 2, 2005 and June 28, 2003 each contain 52 weeks. The year ended July 3, 2004 contains 53 weeks.

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

In the ordinary course of accounting for the items discussed above, the Company makes changes in estimates as appropriate, and as we become aware of circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Cash and Cash Equivalents

The Company classifies investments purchased with a maturity, at the date of acquisition, of three months or less as cash equivalents. These are valued at cash plus accrued interest, which approximates market value. At July 2, 2005, and July 3, 2004, substantially all cash equivalents were invested in short duration Certificates of Deposit and overnight Repurchase Agreements with major financial institutions.

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

Number of Years
Leasehold improvements and assets under capital lease	2 to 15
Office furniture, computer and other equipment	3 to 10

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

Advertising Costs

Advertising costs are expensed as incurred and are included as a component of selling, general and administrative expenses in the accompanying Statements of Operations. Advertising costs were $916, $766 and $798 for the years ended July 2, 2005, July 3, 2004 and June 28, 2003, respectively.

Foreign Currency Translation

The activity of the Company’s foreign subsidiaries is translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation of the Japanese, Spanish, German, and French subsidiary balance sheets are accumulated as a separate component of stockholders’ equity. Net exchange (losses) gains resulting from foreign currency transactions amounted to $(123), $339 and $(56) for fiscal 2005, 2004 and 2003, respectively, and are included in other income (expense).

Derivative Instruments and Hedging Activity

Candela enters into financial instruments to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency forward contracts. The Company recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. Cumulative gains and losses on derivatives that have hedged our foreign operations and that have been recorded in other comprehensive income as of July 2, 2005 and July 3, 2004 did not amount to a significant gain or loss.

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

Multiple-element arrangements—In certain instances, the Company may sell products together with extended warranties or maintenance contracts.   The revenue recognized per element is determined by allocating the total sales price to each element, based on the relative fair values. Separately priced extended warranty and maintenance products are accounted for in accordance with Financial Technical Bulletin 90-1 which provides for recognition of revenue ratably over the life of the contract.

Product Warranty Costs

Our products are generally covered by a standard warranty, with an option to purchase extended warranty contracts at the time of product sale or service contracts after the time of sale. Distributor sales generally include a parts warranty only. Estimated future costs for initial product warranties are provided for at the time of sale.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of translation adjustments, which represent the effect of translating assets and liabilities of the Company’s foreign subsidiaries. Translation adjustments are shown net of tax (benefit) expense of $(199), $167 and $329 for fiscal years 2005, 2004 and 2003, respectively.

Earnings (Loss) Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

	For the years ended:
	July 2, 2005	July 3, 2004	June 28, 2003
	(in thousands, except per share data)
Basic shares used in the calculation of earnings per share	22,388	21,902	20,083
Effect of dilutive securities:
Stock options	685	810	297
Stock warrants	—	—	265
Diluted shares used in the calculation of earnings per share	23,073	22,712	20,645
Per share effect of dilutive securities on income from continuing operations	$.01	$.02	$.01
Per share effect of dilutive securities on net income	$.01	$.01	$.01

During the years ended July 2, 2005, July 3, 2004, and June 28, 2003, options and warrants to purchase 1,392, 497 and 615 shares of common stock, respectively, were not included in the computation of diluted earnings (loss) per share because they would have had an anti-dilutive effect.

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

Currently and until the adoption of FAS 123R, the Company follows the provisions of FAS 123. The provisions of FAS 123 allow companies to either expense the estimated fair value of its employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of its employee stock options been expensed. Candela has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans.

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

On May 2, 2005, Candela Corporation’s Board of Directors approved accelerating the vesting of unvested, “out-of-the-money” options to purchase approximately 535,000 shares of the Company’s common stock awarded to employees, officers and non-employee directors under its stock option plans. The accelerated options have exercise prices ranging from $9.50 to $12.33 and a weighted average exercise price of $11.52. The acceleration was unconditional to the employees, officers and non-employee directors and was applied to all outstanding, unvested options priced above the closing price of Candela’s common stock on Monday, May 2, 2005. Approximately $6,393 of the FY 2005 proforma expense listed below relates to options included in this acceleration pool.

The primary purpose of the accelerated vesting is to enable the Company to avoid recognizing future compensation expense associated with the accelerated stock options upon the planned adoption of FAS 123R, by Candela in fiscal 2006.

Had compensation cost for Candela’s stock option plans been determined based on the fair value method set forth in FAS 123, Candela’s net income (loss) and basic and diluted net income(loss) per common share would have been changed to the pro forma amounts indicated below:

	For the year ended
	July 2, 2005	July 3, 2004	June 28, 2003
	(in thousands, except per share data)
Net Income (loss), as reported	$7,323	$8,119	$6,814
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(6,609)	(780)	(833)
Pro forma net income (loss)	$714	$7,339	$5,981
Earnings (loss) per share
Basic—as reported	$0.33	$0.37	$0.34
Basic—pro forma	$0.03	$0.34	$0.30
Diluted—as reported	$0.32	$0.36	$0.33
Diluted—pro forma	$0.03	$0.32	$0.29

In computing this pro-forma amount, the Company has used the Black-Scholes pricing model using the following assumptions for options granted in fiscal years 2005, 2004, and 2003:

	2005	2004	2003
risk-free interest rate	4.25%	1.25%	4.25%
estimated volatility	76%	80%	76%
expected life for stock options (yrs)	2.87	2.92	2.99
expected life for stock purchase plan (yrs)	0.5	0.5	0.5
expected dividends	none	none	none

The weighted average grant-date fair value per share of options granted, calculated using the Black-Scholes option-pricing model, was $7.77 in 2005, $5.86 in 2004 and $2.18 in 2003.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued SFAS Statement No. 151, Inventory Costs, an Amendment of Accounting Principles Board Opinion No. 43, Chapter 4, or SFAS 151. SFAS 151 requires that items such as idle facility expense, freight, handling costs and wasted materials be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in Accounting Principles Board Opinion No. 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt this pronouncement on July 3, 2005 and we do not expect the adoption with have a material impact on our financial condition or results of operation.

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

2.   Inventories

Inventories consist of the following:

	July 2, 2005	July 3, 2004
	(in thousands)
Raw materials	$3,968	$4,833
Work in process	166	556
Finished goods	8,542	8,182
Total inventories, net	$12,676	$13,571

3.   Property and Equipment

Property and equipment consist of the following:

	July 2, 2005	July 3, 2004
	(in thousands)
Leasehold improvements	$743	$740
Office furniture	567	479
Computers, software and other equipment	8,698	8,172
	10,008	9,391
Less accumulated depreciation	6,768	5,985
Property and equipment, net	$3,240	$3,406

4.   Guarantees

The Company’s products generally carry a standard warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. In anticipation of actual warranty claims, the Company amortizes the reserve ratably over the life of the warranty thereby offsetting actual warranty claims incurred. Actual warranty claims incurred and charged to product costs of sales during an interim period may be more or less than the amount of amortized warranty reserve allocated against them. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the fiscal year ended July 2, 2005:

(in thousands)
Beginning balance on July 3, 2004	$8,257
Plus accruals related to new sales	8,864
Less amortization of prior period accruals	8,476
Ending balance on July 2, 2005	$8,645

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

The following table reflects changes in the Company’s deferred service contract revenue account during the fiscal year ended July 2, 2005:

(in thousands)
Beginning balance on July 3, 2004	$4,055
Plus deferral of new service contract sales	9,672
Less recognition of deferred revenue	5,377
Ending balance on July 2, 2005	$8,350

5.   Deferred Income

Deferred income consists solely of service contract revenue:

	July 2, 2005	July 3, 2004
	(in thousands)
Service contract revenue	$8,350	$4,055
Less current portion	6,037	3,421
Long term portion of deferred income	$2,313	$634

6.   Debt, Lease and Other Obligations

Line of Credit

The Company has a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate or LIBOR plus 2.25 percent. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of July 2, 2005 or July 3, 2004.

Restricted Cash

A financing company used by Candela’s customers has limited recourse with Candela on a small number of product leases. As such, Candela has placed approximately $0.2 and $0.3 million in restricted funds at this institution as collateral as of July 2, 2005 and July 3, 2004, respectively. This restricted cash represents Candela’s entire exposure under these agreements.

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

Our outstanding leases payable are reflected in the following table as of July 2, 2005:

(in thousands)
2006	$1,018
2007	788
2008	378
2009	205
2010	92
Thereafter	48
Total minimum lease payments	$2,534

Total rent expense was approximately $1,376, $884 and $1,100 in fiscal 2005, 2004 and 2003, respectively.

Our outstanding contractual obligations relating to future minimum royalties payable to the Regents are reflected in the following table as of July 2, 2005:

(in thousands)
2006	$4,000
2007	1,000
2008	1,000
2009	1,000
2010	1,000
Thereafter	1,250
Total minimum royalty payments	$9,250

Royalty

In August 2000, the Company entered into an agreement to amend the license agreement with The Regents of the University of California (the “Regents”) whereby in exchange for an exclusivity fee of approximately $1.7 million, which was prepaid in full, Candela obtained exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch, Inc. (“Cool Touch”)) in the following fields of use: procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, a subsidiary of New Star Technology, Inc. obtained a license to the DCD on a co-exclusive basis with Candela, in certain narrower fields of use. Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of Candela. Candela is entitled to one-half of all royalty income payable to the Regents from Cool Touch. Under the amended agreement, Candela no longer is required by the Regents to negotiate sublicenses to third parties. However, Candela is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use. The Company recognized royalty expense of $9.2, $2.6, and 3.4 million for fiscal 2005, 2004, and 2003, respectively based on the license agreement with the Regents. Included in the fiscal 2005 expense of $9.2 mllion is $4.8 of expense for the third quarter charge taken related to the Regents arbitration decision (see note 12). Of that $4.8 million, $1.3 million related to fiscal 2005, $3.0 million related to fiscal 2004 and 0.5 million related to fiscal 2003. In fiscal 2003, the Company recognized royalty income of approximately $0.3 million which related to royalties earned since the August 11, 2000 settlement agreement with the Regents of the University of California and New Star Technology, Inc. No royalty income was recognized in fiscal 2005 or fiscal 2004.

Effective July 3, 2005, the Company amended certain portions of their agreement with the Regents whereby for the annual license fee of $0.3 million, the Company’s royalty obligation will be reduced to 3%

from its prior level of 6%. The annual fee of $0.3 million is payable by a lump sum of $3.0 million and will be amortized over the remaining life of the patent agreement, which as of July 3, 2005 was 10 years. No portion of this reduced royalty rate or annual license fee payment is reflected in the Company’s financial statements as of July 2, 2005.

7.   Stockholders’ Equity

Stock Plans

1990 Candela Corporation Employee Stock Purchase Plan

The 1990 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the sale of up to 1,500,000 shares of common stock to eligible employees. The shares are issued at the lesser of 85% of the average market price on the first or last day of semi-annual periods. Substantially all full-time employees are eligible to participate in the Purchase Plan. At July 2, 2005 there were 720,227 shares available for sale.

The following is a summary of shares issued under the Purchase Plan:

		Range of
	Shares	Price per share
2003	49,724	$2.35-$2.65
2004	37,956	$5.00-$8.00
2005	35,059	$8.50-$9.00

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

The following is a summary of stock option activity under the Plans:

			Weighted Avg.
	Number of		Exercise Price
	Shares	Option Price	per Share
Balance at June 29, 2002	2,317,224
Granted	972,032	$2.75 - $ 4.67	$3.60
Exercised	(1,082,064)	$1.04 - $ 4.63	$2.61
Forfeited	(149,270)	$1.07 - $ 4.63	$3.11
Balance at June 28, 2003	2,057,922		$3.71
Granted	1,038,560	$5.59 - $11.98	$9.82
Exercised	(928,730)	$1.06 - $ 6.02	$3.44
Forfeited	(58,410)	$2.75 - $11.96	$9.23
Balance at July 3, 2004	2,109,342		$6.58
Granted	572,898	$8.00 - $12.33	$10.04
Exercised	(156,527)	$1.08 - $ 9.90	$4.01
Forfeited	(41,153)	$2.57 - $10.93	$9.15
Balance at July 2, 2005	2,484,560		$7.48
Options available for grant at July 2, 2005	1,091,104

The following table summarizes information about stock options outstanding under the Plans as of July 2, 2005:

OPTIONS OUTSTANDING
		Weighted		OPTIONS EXERCISABLE
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (yrs)	Price	Exercisable	Price
$ 1.21 - $ 3.68	489,034	5.54	$2.68	464,034	$2.69
$ 4.08 - $ 5.59	529,194	7.62	$4.80	344,194	$4.88
$ 6.02 - $10.35	816,089	8.09	$8.41	693,589	$8.62
$10.93 - $12.33	700,042	9.07	$11.78	700,042	$11.78
$ 1.21 - $12.33	2,484,560	7.77	$7.48	2,201,859	$7.79

Reserved Shares

The Company has reserved 3,102,024 shares of common stock for issuance under its Purchase, Stock Option, and Non-Employee Director Plans.

8.   Income Taxes

The components of income (loss) before income taxes and the related provision for (benefit from) income taxes consist of the following (in thousands):

	For Years Ended
	July 2,	July 3,	June 28,
	2005	2004	2003
Income (loss) from continuing operations before income taxes:
Domestic	$7,075	$12,880	$9,701
Foreign	1,583	2,218	1,642
	$8,658	$15,098	$11,343
Income (loss) from discontinued operations before income taxes:
Domestic	$1,374	$(3,821)	$(1,468)
Provision for (benefit from) income taxes:
Current provision:
Federal	$2,101	$2,911	$1,841
State	193	238	99
Foreign	375	552	439
Total current provision for (benefit from) income taxes	2,669	3,701	2,379
Deferred provision (benefit)
Federal	41	(543)	682
Total provision for (benefit from) income taxes	$2,710	$3,158	$3,061

The components of the Company’s deferred tax assets consist of the following (in thousands):

	July 2,	July 3,
	2005	2004
Warranty reserve	$1,959	$1,931
Inventory valuation reserves	817	509
Restructuring reserve	455	1,193
Deferred Revenue	1,544	1,593
Federal and state tax credit carryforwards	321	321
Bad debt reserve	681	479
Other	(34)	(112)
Deferred tax assets	$5,743	$5,914

A reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	July 2,	July 3,	June 28,
	2005	2004	2003
Statutory rate	35%	35%	34%
State income taxes	1%	1%	1%
Difference between foreign and US tax rates	(2)%	(3)%	(1)%
Benefit from foreign sales credits	(3)%	(3)%	(2)%
Utilization of deferred tax assets	(6)%	—	—
Other	—	—	(1)%
Effective tax rate	25%	30%	31%

As of July 2, 2005, the Company has no valuation allowance against the deferred tax asset. In accounting for the deferred tax asset, the Company has relied on historical data to determine the necessity of providing a valuation allowance for this asset. Under the requirements of SFAS No. 109, “Accounting for Income Taxes”, Candela believed it is more likely than not that the deferred tax asset would be fully utilized against future income taxes. At July 2, 2005, the Company had available research and development tax credits of approximately $321,000 for state income tax purposes that will begin expiring in fiscal year 2006.

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

Geographic data

Geographic information for fiscal 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Revenue:
United States	$85,243	$69,626	$50,663
Intercompany	20,460	17,705	15,865
	105,703	87,331	66,528
Japan	19,550	16,947	16,630
Spain	12,242	10,780	6,636
Germany	3,540	3,550	2,824
France	3,326	3,535	1,898
	144,361	122,143	94,516
Elimination	(20,460)	(17,705)	(15,865)
Consolidated total	$123,901	$104,438	$78,651
Income (loss) from operations:
United States	$7,390	$11,158	$9,828
Europe	763	663	995
Japan	626	763	556
Elimination	(688)	1,301	(425)
Consolidated total	$8,091	$13,885	$10,954
Geographic identification of long-lived assets:
United States	$3,028	$3,223	$3,196
Europe	212	183	131
Consolidated total	$3,240	$3,406	$3,327

United States revenue includes export sales to unaffiliated companies located principally in Europe, the Asia-Pacific region and South America, which approximated $27.7, $19.7 and $12.9 million in fiscal 2005, 2004 and 2003, respectively.

10.   Employee Benefit Plans

The Company offers a savings plan which allows eligible U.S. employees to make tax-deferred contributions, a portion of which are matched by the Company. Company contributions vest ratably with three years of employment and amounted to $320, $224 and $167 thousand in fiscal 2005, 2004 and 2003, respectively.

11.   Discontinued Operations

On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure is accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, in the fiscal quarter ended September 27, 2003, the Company recorded a $2,095 charge for the accrual of $3,000 of future occupancy costs, primarily relating to future lease payments for the Boston facility, and $348 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,253. Approximately 45 positions were eliminated as a result of this restructuring plan, all 45 employees have been terminated.

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

The following table reflects the restructuring charges incurred during fiscal years 2002, 2003 and 2004:

		Leasehold Improvements
	Payroll &	and Fixed	Facility
	Severance	Assets	Costs	Total
	(in thousands)
Balance at June 29, 2002	$ 112	$ 410	$37	$559
Reduction of reserve due to cash payments	(62)	—	(12)	(74)
Non-cash amortization	—	(106)	—	(106)
Balance at June 28, 2003	50	304	25	379
Reduction of reserve due to cash payments	(171)	(152)	(301)
Non-cash amortization	(18)	(79)	—	(97)
Additions to reserve due to closure of the Boston facility	139	124	3,085	3,348
Balance at July 3, 2004	—	197	2,809	3,006
Reduction of reserve due to cash payments	—	(537)	(537)
Non-cash amortization	(100)	—
Reduction of reserve due to revision of leasehold obligation	—	(1,374)	(1,374)
Balance at July 2, 2005	$ —	$ 97	$898	$995

At July 2, 2005, the discontinued segment had a net liability of approximately $1.7 million consisting primarily of the aforementioned reserve of $1.0 million and deferred gift certificate revenue of $.7 million. Revenues for discontinued operations were, $0.4 million and $2.1 million for the fiscal years 2004 and 2003, respectively .. There were no revenues in fiscal 2005.

12.   Legal Proceedings

The Company has an Amended and Restated License Agreement (the “License”) with the Regents of the University of California (the “Regents”) pursuant to which the Company licenses certain patent rights to its dynamic cooling device (“DCD”) from the Regents. The Company sells its DCD as a component part of its Smoothbeam® laser system and as an accessory to its other laser systems. In April of 2004, the

Regents issued a notice of default under the License, asserting, among other things, that the Company was in breach of the License for the alleged failure to make required royalty payments and to make required disclosures. The Regents’ April notice asserted that the total underpaid royalties, interest and other charges for the period from August of 2000 through September 2003 are $1,128,000. The Regents issued a subsequent notice of default, dated June 30, 2004, relating to the quarterly periods ended December 27, 2003 and March 27, 2004, for which the Regents asserted that the Company underpaid additional royalties amounting to $1,350,000. The Regents issued a subsequent notice of default, dated September 10, 2004, relating to the quarterly period ended July 3, 2004, for which the Regents asserted that the Company underpaid additional royalties amounting to $990,000.

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

On February 17th 2005, the arbitrator issued an interim decision in the dispute concerning our royalty obligations under our Amended and Restated License Agreement with the Regents. The arbitrator found in favor of the Regents as to the primary issue in the dispute, finding that we are obligated to pay royalties on the good faith list prices of our Sclero, SPTL, GentleLASE and GentleYAG laser systems when those systems are sold with DCDs, and not just on the good faith list prices of the DCDs for sale with those systems. The arbitrator denied the Regents’ request for the right to declare a forfeiture of our license with the Regents. In connection with this interim decision we recognized charges of approximately $5.6 million during the third fiscal quarter. These charges consisted of the settlement of prior year royalty claims made by the Regents against the Company of approximately $3.4 million, royalty claims for our first and second fiscal quarters of 2005 of approximately $0.5 and $0.9 million, respectively, and $0.8 million in attorney fees, interest, and professional costs as reimbursement of those charges to the Regents as required by the aforementioned license agreement. The royalty charges have been listed as a separate line under cost of goods sold. All other charges have been listed as a separate line within operating expenses.

On May 4th, 2005, the arbitrator issued his final award after review of post-arbitration submissions by the parties as to calculation of damages. The final award was consistent with our interim estimation and recognition of expense recorded during the third quarter. There will not be any material additional charges related to this matter in future periods. As a result of the arbitrator’s ruling, Candela incurred royalty obligations to the Regents on ongoing sales of the DCD at a higher royalty rate than it has recognized on DCD sales over the past few years.

On August 20, 2005, DVI Inc., DVI Financial Services, Inc., and DVI Business Credit Corporation Liquidating Trust (collectively, the “DVI Entities”) filed a complaint against the Company in the United States Bankruptcy Court for the District of Delaware. The DVI Entities filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 25, 2003 (the “Petition Date”). The complaint asserts, among other things, that (i) on or within 90 days before the Petition Date, one or more of the DVI Entities transferred property to or for the benefit of the Company in an aggregate amount not less than $1,878,921.75, (ii) at the time of the transfers the DVI Entities were insolvent, (iii) the transfers enabled the Company to receive more than the Company was entitled to under the United States Bankruptcy Code, and (iv) the transfers constitute an avoidable preference. The complaint seeks avoidance and recovery of the transfers, plus interest and costs of the proceeding. The complaint also seeks, among other things, to disallow the Company’s claims against the DVI Entities until the Company has paid the recovery amount to the DVI Entities. As previously disclosed in the Company’s periodic reports, prior to the filing of the complaint, the Company had received demands for payment of the recovery amount. The Company believes that it received all transfers from the DVI Entities in the ordinary course of business and that the allegations in the complaint are without merit. While the Company intends to vigorously contest the allegations, the litigation process is inherently uncertain and unpredictable and there can be no guarantee as to the ultimate outcome of this pending lawsuit. An adverse outcome in the litigation could hurt our business, results of operations, and financial condition.

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

The asset acquisition consisted primarily of fixed assets, including production and office equipment, and inventory located at the division’s facility in New Jersey. The acquisition increased the Company’s net Property and Equipment by approximately $800,000 and Inventory by approximately $400,000. For the period from January 8, 2003 to June 28, 2003, the Applied Optronics operation generated approximately $1,196,000 in revenue from diode sales to third-party customers. During fiscal 2005 and 2004, the Applied Optronics operation generated approximately $1,179, and $466, respectively in sales to third-party customers.

14.   Quarterly Results of Operations (unaudited)

	Quarter
2004	First	Second	Third	Fourth
Revenues	$18,686	$23,898	$27,650	$34,204
Gross profit	9,312	12,247	13,978	17,628
Net Income from continuing operations	1,790	2,441	1,960	4,321
Loss from discontinued Skin Care Center operations	(298)	—	—	—
Loss on closure of the Skin Care Center	(2,095)	—	—	—
Net (loss) income	(603)	2,441	1,960	4,321
Earnings (loss) per common share
Basic:
Income from continuing operations	$0.08	$0.11	$0.09	$0.20
Loss from discontinued operations	(0.11)	—	—	—
Net (loss) income	$(0.03)	$0.11	$0.09	$0.20
Diluted:
Income from continuing operations	$0.07	$0.11	$0.09	$0.19
Loss from discontinued operations	(0.10)	—	—	—
Net (loss) income	$(0.03)	$0.11	$0.09	$0.19

	Quarter
2005	First	Second	Third	Fourth
Revenues	$22,391	$28,204	$34,682	$38,624
Gross profit	12,041	13,976	11,901	18,001
Net Income (loss) from continuing operations	2,846	1,750	(1,356)	3,224
Gain on revision of Skin Care Center leasehold obligations	—	859	—	—
Net income (loss)	2,846	2,609	(1,356)	3,224
Earnings (loss) per common share
Basic:
Income (loss) from continuing operations	$0.13	$0.08	$(0.06)	$0.14
Gain from discontinued operations	—	0.04	—	—
Net income (loss)	$0.13	$0.12	$(0.06)	$0.14
Diluted:
Income (loss) from continuing operations	$0.12	$0.07	$(0.06)	$0.14
Gain from discontinued operations	—	0.04	—	—
Net income (loss)	$0.12	$0.11	$(0.06)	$0.14

SCHEDULE II

CANDELA CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended July 2, 2005, July 3, 2004 and June 28, 2003

	COLUMN A	COLUMN B	COLUMN C	COLUMN D
	Balance at	Additions	Deductions	Balance at
	Beginning	Charged to	from	End of
Description	of Period	Income	Reserves	Period
Reserves deducted from assets to which they apply (in thousands):
Allowance for doubtful accounts:
Year ended July 2, 2005	$1,492	$2,806	$2,233	$2,065
Year ended July 3, 2004	$970	$852	$330	$1,492
Year ended June 28, 2003	$981	$620	$631	$970

EXHIBIT INDEX

21.1	Subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350
99.1	McKesson Medical-Surgical Inc. Distribution Agreement
99.2	First Amendment to the Amended and Restated License Agreement by and between The Regents of the University of California and Candela Corporation