Form 10-K/A
period 2005-07-02
CANDELA CORP /DE/
filed 2005-10-19
CIK 793279

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act) Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting and non-voting stock, held by non-affiliates of the registrant as of September 23, 2005, based upon the closing price of such stock on the NASDAQ Stock Market on that date, was $9.63. As of September 23, 2005, 22,678,523 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Not applicable

EXPLANATORY NOTE

We are filing this form 10-K/A Amendment No. 1 to correct administrative errors in the content of Exhibits 31.1 and 31.2 to our Annual Report on Form 10-K for the fiscal year ended July 2, 2005 as filed on September 30, 2005.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

(3)  Exhibits filed herewith:

31.1                                                                                                               Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                                                                                                               Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A Amendment No. 1 to our Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on October 18, 2005.

CANDELA CORPORATION

By:	/s/ Gerard E. Puorro
Gerard E. Puorro, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerard E. Puorro	President, Chief Executive Officer, and Director	October 18, 2005
Gerard E. Puorro	(Principal Executive Officer)

/s/ F. Paul Broyer	Senior Vice President of Finance and Administration,	October 18, 2005
F. Paul Broyer	Chief Financial Officer

/s/ Kenneth D. Roberts	Chairman of the Board of Directors	October 18, 2005
Kenneth D. Roberts

/s/ Nancy Nager	Director	October 18, 2005
Nancy Nager

/s/ Douglas W. Scott	Director	October 18, 2005
Douglas W. Scott

/s/ Ben Bailey, III	Director	October 18, 2005
Ben Bailey, III

/s/ George Abe	Director	October 18, 2005
George Abe

/s/ Eric Bernstein	Director	October 18, 2005
Eric Bernstein

EXHIBIT INDEX

31.1                                                   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                                                   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002