Form 10-Q
period 2005-10-01
CANDELA CORP /DE/
filed 2005-11-09
CIK 793279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2005.

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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2005
Common Stock, $.01 par value per share	22,680,683

CANDELA CORPORATION

Part I.  Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)	October 1, 2005	July 2, 2005
	(unaudited)
Assets:

Current assets:

Cash and cash equivalents	$53,979	$56,383
Restricted cash	179	199
Accounts receivable, net	28,656	34,866
Notes receivable	1,114	805
Inventories, net	13,890	12,676
Other current assets	2,082	1,821
Total current assets	99,900	106,750

Property and equipment, net	3,117	3,240
Deferred tax assets	5,743	5,743
Prepaid licenses	3,759	878
Other assets	323	205
Total assets	$112,842	$116,816

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,795	$11,674
Accrued payroll and related expenses	3,320	4,830
Accrued warranty costs	5,264	5,291
Income taxes payable	1,603	2,073
Sales tax payable	1,145	2,206
Royalties payable	633	1,661
Other accrued liabilities	2,728	1,298
Deferred Income (current portion)	6,017	6,037
Current liabilities of discontinued operations	1,302	1,302
Total current liabilities	29,807	36,372
Accrued warranty costs (long-term portion)	3,225	3,355
Deferred Income (long-term portion)	2,032	2,313
Long-term liabilities of discontinued operations	326	437
Total liabilities	35,390	42,477

Stockholders’ equity:
Common stock	248	248
Treasury stock, at cost	(12,997)	(12,997)
Additional paid-in capital	54,139	54,027
Accumulated earnings	36,363	33,346
Accumulated other comprehensive income (loss)	(301)	(285)
Total stockholders’ equity	77,452	74,339
Total liabilities and stockholders’ equity	$112,842	$116,816

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	For the three months ended:
	October 1, 2005	October 2, 2004

Revenue
Lasers and other products	$22,225	$18,343
Product-related service	5,862	4,048
Total revenue	28,087	22,391

Cost of sales
Lasers and other products	9,485	7,553
Product-related service	4,050	2,797
Total cost of sales	13,535	10,350

Gross profit	14,552	12,041

Operating expenses:
Selling, general and administrative	8,717	6,660
Research and development	1,642	1,335
Total operating expenses	10,359	7,995

Income from operations	4,193	4,046

Other income:
Interest income	248	96
Other income ,net	62	43
Total other income, net	310	139

Income before income taxes	4,503	4,185

Provision for income taxes	1,486	1,339

Net income	$3,017	$2,846
Net income per share of common stock:
Basic	$0.13	$0.13
Diluted	$0.13	$0.12

Weighted average shares outstanding:
Basic	22,515	22,326
Diluted	23,229	23,031

Net income	$3,017	$2,846
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(16)	(187)
Total comprehensive income	$3,001	$2,659

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended:
	October 1,	October 2,
	2005	2004
Cash flows from operating activities:

Net income	$3,017	$2,846
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of share-based compensation expense	96	—
Depreciation and amortization	129	177
Provision for bad debts	(216)	(137)
Effect of exchange rate changes on foreign currency denominated assets and liabilities	14	8
Increase (decrease) in cash from working capital:
Accounts receivable	6,278	2,237
Notes receivable	(289)	591
Inventories	(1,233)	(817)
Other current assets	(264)	(1,019)
Other assets	(2,997)	43
Accounts payable	(3,901)	(2,571)
Accrued payroll and related expenses	(1,511)	(1,878)
Deferred revenue	—	296
Accrued warranty costs	(31)	(482)
Income taxes payable	(473)	882
Long-term portion of deferred revenue	(411)	247
Other accrued liabilities	(640)	(814)
Change in restricted cash	20	(3)
Net cash used for operating activities	(2,412)	(394)

Cash flows from investing activities:
Purchases of property and equipment	(80)	(119)
Net cash used for investing activities	(80)	(119)

Cash flows from financing activities:
Proceeds from the issuance of common stock	15	108
Net cash provided by financing activities	15	108

Effect of exchange rates on cash and cash equivalents	73	(123)

Net decrease in cash and cash equivalents	(2,404)	(528)
Cash and cash equivalents at beginning of period	56,383	37,139
Cash and cash equivalents at end of period	$53,979	$36,611

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1.                   Basis of Presentation

The accompanying unaudited consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the “Company”, or “Candela”) for fiscal year 2005, which should be read in conjunction with these financial statements.  The financial information included herein is unaudited, with the exception of the consolidated balance sheet as of July 2, 2005, which was derived from the audited consolidated balance sheet dated July 2, 2005. However, in the opinion of management, the financial statements include all necessary adjustments, consisting of normal recurring accruals, for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company’s Annual Report on Form 10-K. The results for the three-month period ended October 1, 2005 are not necessarily indicative of the results to be expected for the full year.

2.                   Discontinued Operations

On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure is accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, in the fiscal quarter ended September 27, 2003, the Company recorded a $2,095 charge for the accrual of $3,000 of future occupancy costs, primarily relating to future lease payments for the Boston facility, and $348 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,253. Approximately 45 positions have been eliminated as a result of this restructuring plan.

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

The following table reflects the combined restructuring charges incurred in the three-month period ended October 1, 2005:

	Leasehold
	Improvements
	and Fixed	Facility
(in thousands)	Assets	Costs	Total
Balance at July 2, 2005	$97	$898	$995

Non-cash amortization	25	112	137

Balance at October 1, 2005	$72	$786	$858

At October 1, 2005, the discontinued segment had a net liability of approximately $1.6 million consisting primarily of the aforementioned reserve of $0.9 million and deferred gift certificate revenue of $0.8 million partially offset by fixed assets of approximately $0.1 million.

3.                   Stock-based Compensation

Prior to July 3, 2005, the Company followed the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The provisions of FAS 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. Candela elected to apply APB 25 in accounting for its stock option incentive plans. Effective July 3, 2005, the Company implemented the fair value recognition provisions of FASB Statement No. 123R (“FAS 123R”) and Staff Accounting Bulletin 107 (“SAB 107”) for all share-based compensation that was not vested as of July 3, 2005. The Company adopted FAS 123R using a modified prospective application, as permitted under FAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees was equal to the fair market value of Candela common stock at the date of grant, thereby resulting in no recognition of compensation expense by Candela prior to July 3, 2005.

Had compensation cost for Candela’s stock option plans been determined based on the fair value method set forth in FAS 123 during the prior year, Candela’s net income and basic and diluted net income per common share would have been changed to the pro forma amounts indicated below:

For the three months ended:
October 2,
(in thousands, except per share data)	2004

Net income, as reported	$2,846

Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—

Deduct: total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	(745)

Pro forma net income	$2,101
Net income per share of common stock:
Basic - as reported	$0.13
Basic - pro forma	$0.09
Diluted - as reported	$0.12
Diluted - pro forma	$0.09

In computing this pro-forma amount, the Company used the Black-Scholes-Merton option-pricing model incorporating the following assumptions for options granted during the first quarter of fiscal year 2005:

2005
Risk-free interest rate	4.25%
Estimated volatility	76%
Expected life for stock options (yrs)	2.99
Expected life for stock purchase plan (yrs)	0.5
Expected dividends	—

3.                   Stock-based Compensation, continued

The application of FAS 123R and SAB 107 during the quarter ended October 1, 2005 resulted in the recognition of share-based compensation expense of approximately $96 thousand. This expense was divided between operating expense cost centers based upon the home department of the individual holding the options.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model incorporating the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock price over the last ten years and other factors. The expected term of the options is based on historical observations of the Company’s stock over the past ten years, considering average years to exercise for all options exercised, average years to cancellation for all options cancelled and average years remaining for outstanding options, which was calculated based on the weighted-average vesting period plus the weighted-average of the difference between the vesting period and average years to exercise and cancellation. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury curve in effect at the time of grant.

2006
Risk-free interest rate	4.25%
Estimated volatility	79%
Expected life for stock options (yrs)	3.02
Expected life for stock purchase plan (yrs)	0.5
Expected dividends	—

Stock Plans

1990 Candela Corporation Employee Stock Purchase Plan

The 1990 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the sale of up to 1,500,000 shares of common stock to eligible employees.  The shares are issued at 85% of the market price on the last day of semi-annual periods.  Substantially all full-time employees are eligible to participate in the Purchase Plan.  At October 1, 2005 there were 720,227 shares available for sale.

1998 Candela Corporation Stock Option Plan

The 1998 Stock Option Plans (the “Stock Option Plan”) provide for the granting of incentive stock options to employees for the purchase of common stock at an exercise price not less than the fair market value of the stock on the date of grant.  The Stock Option Plan also provides for the granting of non-qualified stock options.

Options granted under the 1998 Stock Option Plan become exercisable on the date of grant or in installments, as specified by a Committee established by the Board of Directors, and expire ten years from the date of the grant.  The maximum number of shares for which options may be granted under the 1998 Stock Option Plan was increased to 5,300,000 in fiscal 2004.

The following is a summary of stock option activity under the Plans:

	Number of Shares	Weighted Avg. Exercise Price per Share	Aggregate Intrinsic Value	Weighted Avg. Contractual Term

Balance outstanding at July 2, 2005	2,484,560

Granted	—
Exercised	(2,941)
Forfeited	(2,053)
Balance outstanding at October 1, 2005	2,480,466	$7.48	$7,336,843	7.52 years

Options exercisable at October 1, 2005	2,186,716	$7.76	$6,028,981	7.49 years

Options available for grant at October 1, 2005	1,091,104

There were no options granted during the first quarter of fiscal 2006. The total intrinsic value of options exercised during the first quarter of fiscal 2006 was $32 thousand.

A summary of the status of our nonvested stock options as of October 1, 2005, and changes during the fiscal quarter then ended is summarized below:

		Weighted Avg.
	Number of	Grant Date
	Shares	Fair Value

Non-vested options at July 2, 2005	332,500	$3.74

Granted	—	—
Vested	(38,750)	$3.80
Forfeited	—	—
Non-vested balance at October 1, 2005	293,750	$3.78

As of October 1, 2005, there was approximately $346 thousand of total unrecognized compensation cost related to nonvested stock options granted under our incentive plans. This cost is expected to be recognized over a weighted-average period of 1.7 years.

The amount of cash received from the exercise of stock options during the quarter ended October 1, 2005 was approximately $15 thousand.

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

	For the three months ended:
	October 1,	October 2,
(in thousands, except per share data)	2005	2004

Basic shares used in the calculation of earnings per share	22,515	22,326

Effect of dilutive securities:
Stock options	714	705

Diluted shares used in the calculation of earnings per share	23,229	23,031

Per share effect of dilutive securities on net income	$0.00	$0.01

During the three-month period ended October 1, 2005, options to purchase 1,109,426 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the common stock for the period.  During the three-month period ended October 2, 2004, options to purchase 639,891 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the common stock for the period.

5.                   Inventories

	October 1,	July 2,
(in thousands)	2005	2005

Raw materials	$4,654	$3,968
Work in process	607	166
Finished goods	8,629	8,542
	$13,890	$12,676

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

The following table reflects changes in the Company’s accrued warranty account during the three-month period ended October 1, 2005:

(in thousands)
Beginning balance on July 2, 2005	$8,645
Plus accruals related to new sales	1,529
Less amortization of prior period accruals	1,685
Ending balance on October 1, 2005	$8,489

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

The following table reflects changes in the Company’s deferred revenue account during the three-month period ended October 1, 2005:

(in thousands)
Beginning balance on July 2, 2005	$8,350
Plus deferral of new service contract sales	1,699
Less recognition of deferred revenue	2,000
Ending balance on October 1, 2005	$8,049

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

8.                   Commitments and Contingencies

In August 2000, the Company entered into an agreement to amend the license agreement with The Regents of the University of California (the “Regents”) whereby in exchange for an exclusivity fee of approximately $1.7 million, which was prepaid in full, Candela obtained exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch, Inc. (“Cool Touch”)) in the following fields of use:  procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal.  Cool Touch, a subsidiary of New Star Technology, Inc. obtained a license to the DCD on a co-exclusive basis with Candela, in certain narrower fields of use.  Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of Candela.  Candela is entitled to one-half of all royalty income payable to the Regents from Cool Touch.  Under the amended agreement, Candela no longer is required by the Regents to negotiate sublicenses to third parties.  However, Candela is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use.  The Company recognized royalty expense of $9.2, $2.6, and $3.4 million for fiscal 2005, 2004, and 2003, respectively, based on the license agreement with the Regents. Included in the fiscal 2005 expense of $9.2 million is $4.8 of expense for the third quarter charge taken related to the Regents arbitration decision. Of that $4.8 million, $1.3 million related to fiscal 2005, $3.0 million related to fiscal 2004 and 0.5 million related to fiscal 2003.

Effective July 3, 2005, the Company amended certain portions of their agreement with the Regents whereby for the annual license fee of $0.3 million, the Company’s royalty obligation will be reduced to 3% from its prior level of 6%. The annual fee of $0.3 million is payable by a lump sum of $3.0 million and will be amortized over the remaining life of the patent agreement, which as of July 3, 2005 was 10 years. This reduced royalty rate and the amortization of the annual license fee payment is reflected in the Company’s financial statements as of October 1, 2005. The unamortized portion of the license fee payment is reflected in prepaid licenses on the October 1, 2005 balance sheet.

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

CANDELA CORPORATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We research, develop, manufacture, market and service lasers and light-based systems used to perform aesthetic and cosmetic procedures. We sell our lasers and light-based systems to physicians and personal care practitioners.  We market our products directly and through a network of distributors to end-users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists and general and vascular surgeons.  We derive our revenue from the sales of lasers, light-based systems and other products, and the provision of product-related services.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies, restructurings and income taxes. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions. A discussion of our critical accounting policies and the related estimates and judgments affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for fiscal year 2005.

Results of Operations

Revenue.

Revenue source by geographic region is reflected in the following table:

	For the three months ended:
(in thousands)	October 1, 2005		October 2, 2004		Change

US revenue	$10,268	37%	$9,424	42%	$844	9%
Foreign revenue	17,819	63%	12,967	58%	4,852	37%

Total revenue	$28,087	100%	$22,391	100%	$5,696	25%

Consolidated Overview

Consolidated revenue increased $5.7 million, to $28.1 million for the three months ended October 1, 2005, from $22.4 million for the three months ended October 2, 2004.  The increase was due primarily to uniform increase in demand for our products and related service on a worldwide basis, coupled with our expanding reach into new markets.

Foreign revenue accounted for approximately 63% of the consolidated total for the fiscal quarter ended October 1, 2005. The increase of 37% to $17.8 million for the three-month period ended October 1, 2005, as compared to the three-month period ended October 2, 2004, was spread across all regions with Latin America showing the most strength. Latin America accounted for approximately $4.04 million or 83% of the comparative increase while the Far East improved approximately $.64 million for the quarter as compared to the same period, one year ago. Increases in Europe were more modest as the summer holidays slowed sales during the first fiscal quarter in that region.

US revenue increased a solid 9% to $10.3 million for the three-month period ended October 1, 2005, as compared to the three-month period ended October 2, 2004.

Revenue source by type is reflected in the following table:

	For the three months ended:
(in thousands)	October 1, 2005		October 2, 2004		Change
Revenue
Lasers and other products	$22,225	79%	$18,343	82%	$3,882	21%
Product-related service	5,862	21%	4,048	18%	1,814	45%

Total revenue	$28,087	100%	$22,391	100%	$5,696	25%

The increase in revenue from lasers and other products for the three months ended October 1, 2005, compared to the three-month period ended October 2, 2004 resulted primarily from an increase in the sales volume of our GentleYag™ product line, continued strength of our GentleLase™ line, and the introduction during the third quarter of last year of the Ellipse™ product line. The increase in revenue from product-related service for the three months ended October 1, 2005 compared to the three months ended October 2, 2004 resulted primarily from an increase in the number of service related contracts sold in addition to an increase in the number of consumables and accessories sold to support our installed base.

Cost of Sales. Cost of sales increased 31% to $13.5 million for the three months ended October 1, 2005 as compared to cost of sales of $10.4 million for the three months ended October 2, 2004.  As a percentage of revenue, cost of sales increased 2% on a comparative basis, quarter over quarter.  This resulted primarily from system product mix, coupled with the lower margin service revenue accounting for a larger percentage of total revenue.

Gross Profit.  Gross profit was approximately $14.6 million or 52% of revenues for the three-month period ended October 1, 2005, compared to gross profit of approximately $12 million or 54% for the same period one year earlier.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased 31%, to approximately $8.7 million for the three-month period ended October 1, 2005 from approximately $6.7 million for the three-month period ended October 2, 2004. As a percentage of revenue, selling, general and administrative expenses increased to 31% from 30% of revenues for the same respective periods. This increase was due primarily to an expansion of marketing programs directed at our core market through workshops and other marketing initiatives of approximately $0.8 million, employee related expense of approximately $0.6 million driven by hiring and training at all Candela locations, and increased legal and audit expense of $0.5 million related primarily to compliance with rule 404 of the Sarbanes-Oxley act.

Research and Development Expense.   Research and development spending increased to $1.6 million for the three-month period ended October 1, 2005 from $1.3 million for the three-month period ended October 2, 2004 due primarily to an increase in project related expenses of approximately $0.1 million and employee related expense of approximately $0.2 million.

Other Income/Expense.  Other income increased to $0.3 million for the three-month period ended October 1, 2005 from $.01 million for the three-month period ended October 2, 2004 due primarily to an increase in interest income.

Income Taxes. The provision for income taxes results from a combination of activities of both the domestic operations and foreign subsidiaries of the Company.  We recorded a 33% effective tax rate for the three-month period ended October 1, 2005.   This compares to the three-month period ended October 2, 2004, in which we recorded a 32% effective tax rate.  The provision for income taxes for the three months ended October 1, 2005 differs from the U.S. statutory rate as a result of tax provisions calculated for income generated by foreign subsidiaries at a rate that differs from the U.S. statutory rate.

Liquidity and Capital Resources

Cash used in operating activities amounted to $2.4 million for the quarter ended October 2, 2005 as compared to $0.4 million for the fiscal quarter ending October 2, 2004. The increase in cash used by operating activities is due to the payment of prior year liabilities and the lump sum payment of an annual licensing fee partially offset by the Company’s ongoing efforts to decrease days’ sales outstanding in accounts receivable. As compared to the same period in the prior year, days’ sales outstanding in trade accounts receivable was reduced substantially to approximately 93 days at October 1, 2005. This trend produced an additional $4.0 million in available cash during the quarter. The lump sum payment of the annual licensing fee was the result of the Company amending portions of its agreement with the Regents of the University of California whereby for an annual license fee of $0.3 million for 10 years, the Company’s royalty obligation will be reduced. The annual fee of $0.3 million was paid by a lump sum of $3.0 million during the quarter ended October 1, 2005. Cash used by investing activities and provided by financing activities remained relatively flat for the first fiscal quarter of 2006 as compared to the same quarter in the prior year, as the Company continued its conservative policy towards capital outlays for property, plant and equipment and had relatively static activity from the issuance of common stock by the Company, primarily to employees under the existing stock option plan.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Outstanding contractual obligations of the Company are reflected in the following table:

		Less than			After
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Royalty commitments	$6,250	$1,250	$2,000	$1,813	$1,187
Operating leases	$2,722	$1,084	$1,374	$228	$36
Total contractual cash obligations	$8,972	$2,334	$3,374	$2,041	$1,223

We maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate or LIBOR plus 2.25%.  Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed.  The line of credit is unsecured.  The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock.  No amounts were outstanding under the line of credit as of October 1, 2005, or October 2, 2004.

We believe that cash balances will be sufficient to meet anticipated cash requirements.  However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, nor that any such required additional capital will be available on reasonable terms, if at all, as it becomes required.

Cautionary Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not promises or guarantees and are subject to risks and uncertainties that could cause our actual results to differ materially from those anticipated.  Such statements may relate to, among other things, the future of the industry, product development, business strategy (including the possibility of future acquisitions), anticipated operational and capital expenditure levels, continued acceptance and growth of our products, and dependence on significant customers and suppliers.  Forward-looking statements may also include, without limitation, any statement relating to future events, conditions or circumstances or using words such as or similar to:  anticipate; believe; continue; could; estimate; expect; intend; plan; predict; project; may; or will.  The risks and uncertainties that may affect forward-looking statements and/or our business include, among others, those discussed in “Cautionary Statements” in our Annual Report filed on Form 10-K for the fiscal year ended July 2, 2005, as well as other risks and uncertainties referenced in this Quarterly Report.  These risks and uncertainties include, but are not limited to, the following:

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We have foreign subsidiaries in Japan, Spain, France, Germany, Italy and Portugal.  Approximately 63% of our revenues for the three months ended October 1, 2005 were from operations outside the United States.  These subsidiaries transact business in both local and foreign currency.  Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, which could adversely impact our results and financial condition.  However, sales from the United States made directly to customers or distributors in foreign countries are invoiced in U.S. dollars and are not exposed to foreign currency risk.

From time to time, we may enter into foreign currency exchange and option contracts to reduce our exposure to foreign currency risk and variability in operating results due to fluctuation in exchange rates underlying the value of current transactions and anticipated transactions denominated in foreign currencies.  These contracts obligate us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates.  These contracts are denominated in the same currency in which the underlying transactions are denominated and carry a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. We do not engage in foreign currency speculation.

We have cash equivalents that primarily consist of certificates of deposit, overnight repurchase agreements and money market accounts.  We believe that any near term changes in interest rates will be immaterial to any potential losses in future earnings, cash flow and fair values.

Item 4 - Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of October 1, 2005.

During the quarter ended October 1, 2005, the Company remediated the material weakness in internal controls over financial reporting that arose from the existence of control deficiencies that adversely impacted the Company’s ability to accurately and timely complete the Company’s year-end close process which was reported in Candela’s Annual Report on Form 10-K for the year ended July 2, 2005. More specifically, the Company has:

Implemented procedures including additional levels of review for accruals, judgmental estimates, and demonstration sales, and the creation of additional management reports used for the analysis of results.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended October 1, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

CANDELA CORPORATION

Date:	November 4, 2005	/s/ F. Paul Broyer
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