Form 10-Q
period 2005-12-31
CANDELA CORP /DE/
filed 2006-02-08
CIK 793279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☐  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005.

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act)

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2006
Common Stock, $.01 par value per share	23,171,321

CANDELA CORPORATION

Index

Part I.	Financial Information:

	Item 1.	Financial Statements

Consolidated Balance Sheets as of December 31, 2005 (Unaudited) and July 2, 2005

Unaudited Consolidated Statements of Operations and Comprehensive Income for the three-month periods ended December 31, 2005 and January 1, 2005, and for the six-month periods ended December 31, 2005 and January 1, 2005

Unaudited Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2005 and January 1, 2005

Notes to Unaudited Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information:

	Item 1.	Legal proceedings

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 6.	Exhibits

Signatures

Index to Exhibits

Part I.  Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	July 2,
(in thousands)	2005	2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$49,583	$56,383
Restricted cash	179	199
Marketable securities	2,999	—
Accounts receivable, net	32,762	34,866
Notes receivable	516	805
Inventories, net	13,860	12,676
Other current assets	2,141	1,821
Total current assets	102,040	106,750
Property and equipment, net	3,086	3,240
Deferred tax assets	5,950	5,743
Prepaid licenses	3,640	878
Long-term investments	6,995	—
Other assets	331	205
Total assets	$122,042	$116,816

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,974	$11,674
Accrued payroll and related expenses	3,234	4,830
Accrued warranty costs	5,527	5,291
Income taxes payable	1,429	2,073
Sales tax payable	689	2,206
Royalties payable	874	1,661
Other accrued liabilities	3,991	1,298
Deferred income (current portion)	7,384	6,037
Current liabilities of discontinued operations	1,190	1,302
Total current liabilities	32,292	36,372
Accrued warranty costs (long-term portion)	3,363	3,355
Deferred income (long-term portion)	1,941	2,313
Long-term liabilities of discontinued operations	324	437
Total liabilities	37,920	42,477

Stockholders’ equity:
Common stock	252	248
Treasury stock, at cost	(12,997)	(12,997)
Additional paid-in capital	56,649	54,027
Accumulated earnings	40,877	33,346
Accumulated other comprehensive income (loss)	(659)	(285)
Total stockholders’ equity	84,122	74,339
Total liabilities and stockholders’ equity	$122,042	$116,816

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	For the three months ended:		For the six months ended:
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005
Revenue
Lasers and other products	$31,657	$23,539	$53,882	$41,882
Product-related service	6,063	4,665	11,925	8,713
Total revenue	37,720	28,204	65,807	50,595
Cost of sales
Lasers and other products	14,062	9,833	23,547	17,386
Product-related service	4,683	4,395	8,732	7,192
Total cost of sales	18,745	14,228	32,279	24,578
Gross profit	18,975	13,976	33,528	26,017
Operating expenses:
Selling, general and administrative	10,537	9,997	19,255	16,657
Research and development	1,800	1,621	3,442	2,956
Total operating expenses	12,337	11,618	22,697	19,613
Income from operations	6,638	2,358	10,831	6,404
Other income (expense):
Interest income	262	141	510	237
Other income (expense), net	(65)	75	(3)	118
Total other income	197	216	507	355
Income from continuing operations before income taxes	6,835	2,574	11,338	6,759
Provision for income taxes	2,325	824	3,811	2,163
Income from continuing operations	4,510	1,750	7,527	4,596
Discontinued operations:
Gain on closure of skin care center including a revision of leasehold obligations of $1,374, less income tax expense of $515	0	859	0	859
Net income	$4,510	$2,609	$7,527	$5,455

Net income per share of common stock
Basic:
Income from continuing operations	$0.20	$0.08	$0.33	$0.20
Gain from discontinued operations	0	0.04	0	0.04
Net income	$0.20	$0.12	$0.33	$0.24
Diluted:
Income from continuing operations	$0.19	$0.07	$0.32	$0.20
Gain from discontinued operations	0	0.04	0	0.04
Net income	$0.19	$0.11	$0.32	$0.24

Weighted average shares outstanding:
Basic	22,680	22,363	22,598	22,356
Diluted	23,498	23,063	23,366	23,058

Net income	$4,510	$2,609	$7,527	$5,455
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(356)	1,210	(374)	1,023
	$4,154	$3,819	$7,153	$6,478

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended:
	December 31,	January 1,
	2005	2005
Cash flows from operating activities:
Net income	$7,527	$5,455
Adjustments to reconcile net income to net cash provided by operating activities:
Revision of disposal of discontinued operations	—	(1,374)
Amortization of share-based compensation expense	172	—
Depreciation and amortization	324	362
Provision for bad debts	300	300
Effect of exchange rate changes on foreign currency denominated assets and liabilities	59	59
Increase (decrease) in cash from working capital:
Accounts receivable	1,424	4,245
Notes receivable	351	(327)
Inventories	(1,190)	397
Other current assets	(342)	(1,865)
Other assets	(2,887)	369
Accounts payable	(3,988)	(975)
Accrued payroll and related expenses	(1,581)	(2,157)
Deferred revenue	1,442	1,714
Accrued warranty costs	(124)	(218)
Income taxes payable	(815)	1,787
Other accrued liabilities	426	(122)
Change in restricted cash	20	(3)
Net cash provided by operating activities	1,118	7,647

Cash flows from investing activities:
Purchases of property and equipment	(260)	(468)
Purchases of held-to-maturity marketable securities	(9,994)	—
Net cash used for investing activities	(10,254)	(468)

Cash flows from financing activities:
Proceeds from the issuance of common stock	2,454	419
Net cash provided by financing activities	2,454	419

Effect of exchange rates on cash and cash equivalents	(118)	1,061

Net increase (decrease) in cash and cash equivalents	(6,800)	8,659
Cash and cash equivalents at beginning of period	56,383	37,139
Cash and cash equivalents at end of period	$49,583	$45,798

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1.                   Basis of Presentation

The accompanying unaudited consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the “Company”, or “Candela”) for fiscal year 2005, which should be read in conjunction with these financial statements.  The financial information included herein is unaudited, with the exception of the consolidated balance sheet as of July 2, 2005, which was derived from the audited consolidated balance sheet dated July 2, 2005. However, in the opinion of management, the financial statements include all necessary adjustments, consisting of normal recurring accruals, for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company’s Annual Report on Form 10-K. The results for the three and six-month periods ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), “Share-Based Payment”. SFAS No. 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. The Company adopted the standard as of July 3, 2005 (see Note 3).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. The Statement amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The Statement also requires that the allocation of fixed production overheads to inventory be based on normal production capacity. The Company adopted the standard as of July 3, 2005. The adoption did not have an impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” The Statement replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires companies to apply voluntary changes in accounting principles retrospectively whenever practicable. The requirements are effective for the Company beginning in fiscal 2007. Adoption of the Statement is not expected to have a significant impact on the Company’s consolidated financial statements.

2.                   Discontinued Operations

On September 27, 2003, management initiated a plan to close its only remaining skin care center. The closure is accounted for as a discontinued operation in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, in the fiscal quarter ended September 27, 2003, the Company recorded a $2,095 charge for the accrual of $3,000 of future occupancy costs, primarily relating to future lease payments for the Boston facility, and $348 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,253. Approximately 45 positions have been eliminated as a result of this restructuring plan.

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

The following table reflects the combined restructuring charges incurred in the six month period ended December 31, 2005:

	Leasehold
	Improvements
	and Fixed	Facility
(in thousands)	Assets	Costs	Total
Balance at July 2, 2005	$97	$898	$995
Non-cash amortization	50	225	275
Balance at December 31, 2005	$47	$673	$720

At December 31, 2005, the discontinued segment had a net liability of approximately $1.5 million consisting primarily of a reserve of $0.7 million and deferred gift certificate revenue of $0.8 million.

3.              Stock-based Compensation

Effective July 3, 2005, the Company implemented the fair value recognition provisions of SFAS No. 123R and Staff Accounting Bulletin 107 (“SAB 107”) for all share-based compensation that was not vested as of July 2, 2005. The Company adopted SFAS No. 123R using a modified prospective application, as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The application of SFAS No. 123R and SAB 107 during the six-month period ended December 31, 2005 resulted in the recognition of share-based compensation expense of approximately $172. This expense was divided between operating expense cost centers based upon the functional responsibilities of the individual holding the respective options.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model incorporating the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock price over the last ten years and other factors. The expected term of the options is based on historical observations of the Company’s stock over the past ten years, considering average years to exercise for all options exercised, average years to cancellation for all options cancelled and average years remaining for outstanding options, which was calculated based on the weighted-average vesting period plus the weighted-average of the difference between the vesting period and average years to exercise and cancellation. The risk-free rate used is the U.S. Treasury rate based on the expected life for the stock options.

2006
Risk-free interest rate	4.25%
Estimated volatility	73%
Expected life for stock options (yrs)	3.42
Expected life for stock purchase plan (yrs)	0.5
Expected dividends	—

Prior to July 3, 2005, the Company followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. Candela elected to apply APB 25 in accounting for its stock option incentive plans.

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

Had compensation cost for Candela’s stock option plans been determined based on the fair value method set forth in SFAS No. 123 during the prior year, Candela’s net income and basic and diluted net income per common share would have been changed to the pro forma amounts indicated below:

	For the three months ended:	For the six months ended:
	January 1,	January 1,
(in thousands, excepts per share data)	2005	2005
Net income, as reported	$2,609	$5,455
Deduct: total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	(138)	(289)
Pro forma net income	$2,471	$5,166
Net income per share of common stock
Basic - as reported	$0.12	$0.24
Basic - pro forma	$0.11	$0.23
Diluted - as reported	$0.11	$0.24
Diluted - pro forma	$0.11	$0.22

In computing this pro-forma amount, the Company has used the Black-Scholes-Merton pricing model using the following assumptions for options granted in fiscal year 2005:

2005
Risk-free interest rate	4.25%
Estimated volatility	78%
Expected life for stock options (yrs)	2.96
Expected life for stock purchase plan (yrs)	0.5
Expected dividends	—

Stock Plans

1990 Candela Corporation Employee Stock Purchase Plan

The 1990 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the sale of up to 1,500,000 shares of common stock to eligible employees.  The shares are issued at 85% of the market price on the last day of semi-annual periods.  Substantially all full-time employees are eligible to participate in the Purchase Plan.  At December 31, 2005 there were 707,081 shares available for sale.  Compensation expense for the purchase plan is recognized over the vesting period.

1998 Candela Corporation Stock Option Plan

Effective October 5, 2005, the 1998 Stock Option Plan (the “Stock Option Plan”) was amended for granting of incentive stock options, non-qualified stock options, and stock appreciation rights (SARS).  The stock options provide the holder the right to purchase common stock at an exercise price not less than the fair market value of the stock on the date of grant.  SARS provide the holder the right to receive an amount, payable in stock, cash or in any combination of these, equal to the excess of the market value of our common shares on the date of exercise over the base price at the time of the grant.  The base price may not be less than the market price of our common shares on the date of the grant.

Options and rights granted under the 1998 Stock Option Plan become exercisable on the date of grant or in installments, as specified by a Committee established by the Board of Directors, and expire ten years from the date of the grant.  The maximum number of shares for which options and rights may be granted under the 1998 Stock Option Plan is 5,300,000. Where payment upon exercise of a SAR is made in shares of Common Stock, only the net number of shares of Common Stock issued in connection with such exercise shall be deemed “issued” for this purposes.

The following is a summary of stock option activity under the Plans:

	Number of Shares	Weighted Avg. Exercise Price per Share	Aggregate Intrinsic Value	Weighted Avg. Contractual Term

Balance outstanding at July 2, 2005	2,484,560

Granted	—
Exercised	(332,236)
Forfeited	(27,568)
Balance outstanding at December 31, 2005	2,124,756	$7.82	$14,385,537	7.33 years

Options exercisable at December 31, 2005	1,868,506	$8.14	$12,093,262	7.30 years

Options available for grant at December 31, 2005	1,073,222

There were no options or SARS granted during the six-month period ended December 31, 2005. The total intrinsic value of options exercised during the six-month period ended December 31, 2005 was $5.4 million.

A summary of the status of non-vested stock options as of December 31, 2005, and changes during the fiscal quarter then ended is summarized below:

	Number of Shares	Weighted Avg. Grant Date Fair Value

Non-vested options at July 2, 2005	332,500	$3.74

Granted	—	—
Vested	(76,250)	$3.22
Forfeited	—	—
Non-vested balance at December 31, 2005	256,250	$3.87

As of December 31, 2005, there was approximately $319 thousand of total unrecognized compensation cost related to non-vested stock options granted under our incentive plans. This cost is expected to be recognized over a weighted-average period of 1.7 years.

The amount of cash received from the exercise of stock options during the six-month ended December 31, 2005 was approximately $2.5 million.

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

	For the three months ended:		For the six months ended:
	December 31,	January 1,	December 31,	January 1,
(in thousands, except per share data)	2005	2005	2005	2005

Basic shares used in the calculation of earnings per share	22,680	22,363	22,598	22,356

Effect of dilutive securities:
Stock options	818	700	768	702

Diluted shares used in the calculation of earnings per share	23,498	23,063	23,366	23,058

Per share effect of dilutive securities on income from continuing operations	$.01	$.01	$.01	$.00

Per share effect of dilutive securities on net income	$.01	$.01	$.01	$.00

During the six-month period ended December 31, 2005, options to purchase 4 thousand shares of common stock were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the common stock for the period.  During the three-months period ended December 31, 2005, the average market price of the common stock was greater than the exercise price of such options; therefore all options were included in the calculation of diluted earnings per share.

During the three-and six-month periods ended January 1, 2005, options to purchase 335 thousand and 351 thousand shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common stock for the period.

5.                   Cash Equivalent, Marketable Securities and Long-term Investments

Cash equivalents are stated at cost, which approximates market value, and have remaining maturities of three months or less at the date of purchase.

The Company invests in high quality debt securities.  As of December 31, 2005, the Company held marketable debt securities of $10 million as marketable securities of which $3 million is classified as short-term and $7 million is classified as long-term investments.  These investments are classified as held-to-maturity, as the Company has the intent and ability to hold them to maturity.  Held-to-maturity debt securities are reported at amortized cost which approximates fair value.  Current marketable securities include investments that are expected to mature in more than three months and up to twelve months from the date of purchase.

Long-term investments have remaining maturities of one-to three years from the date of purchase.  Unrealized gains and losses related to the marketable securities are not considered a permanent decline in the market value of such securities.  There have been no material realized gains or losses as of December 31, 2005.

6.                   Inventories

	December 31,	July 2,
(in thousands)	2005	2005

Raw materials	$5,019	$3,968
Work in process	866	166
Finished goods	7,975	8,542
	$13,860	$12,676

7.                   Segment Information

The Company operates in one industry segment: the design, manufacture, sale, and service of medical devices and related equipment.

8.                   Guarantees

The Company’s products generally carry a standard warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. In anticipation of actual warranty claims, the Company amortizes the reserve ratably over the life of the warranty thereby offsetting actual warranty claims incurred. Actual warranty claims incurred and charged to product cost of sales during an interim period may be more or less than the amount of amortized warranty reserve allocated against them. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the six-month period ended December 31, 2005:

(in thousands)
Beginning balance July 2, 2005	$8,646
Plus accruals related to new sales	3,686
Less amortization of prior period accruals	3,442
Ending balance on December 31, 2005	$8,890

The Company also offers extended service contracts that may be purchased after a standard warranty has expired. Service contracts may be purchased for periods from one to five years. The Company recognizes service contract revenue ratably over the life of the contract. Actual service contract expenses incurred and charged to service cost of sales during an interim period may be more or less than the amount of amortized service contract revenue recognized in that period.

Revenues are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed or determinable, and collection is considered probable. Circumstances which generally preclude the immediate recognition of revenue include shipping terms of FOB destination or the existence of a customer acceptance clause in a contract based upon customer inspection of the product. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled.

The following table reflects changes in the Company’s deferred revenue account during the six-month period ended December 31, 2005:

(in thousands)
Beginning balance July 2, 2005	$8,350
Plus deferral of new sales	6,511
Less recognition of deferred revenue	5,536
Ending balance on December 31, 2005	$9,325

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

9.                   Commitments and Contingencies

In August 2000, the Company entered into an agreement to amend its license agreement with The Regents of the University of California (the “Regents”) whereby in exchange for an exclusivity fee of approximately $1.7 million, which was prepaid in full, Candela obtained exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch, Inc. (“Cool Touch”)) in the following fields of use:  procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal.  Cool Touch, a subsidiary of New Star Technology, Inc., obtained a license to the DCD on a co-exclusive basis with Candela, in certain narrower fields of use.  Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of Candela.  Candela is entitled to one-half of all royalty income payable to the Regents from Cool Touch.  Under the amended agreement, Candela no longer is required by the Regents to negotiate sublicenses to third parties.  However, Candela is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use.  The Company recognized royalty expense of $9.2, $2.6, and $3.4 million for fiscal 2005, 2004, and 2003, respectively, based on the license agreement with the Regents. Included in the fiscal 2005 expense of $9.2 million is $4.8 of expense taken in the third quarter as a charge taken related to the Regents arbitration decision. Of that $4.8 million, $1.3 million related to fiscal 2005, $3.0 million related to fiscal 2004 and 0.5 million related to fiscal 2003.

Effective July 3, 2005, the Company amended certain portions of its agreement with the Regents whereby for the annual license fee of $0.3 million, the Company’s royalty obligation was reduced to 3% from its prior level of 6%. The annual fee of $0.3 million is payable by a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of July 3, 2005 was 10 years. This reduced royalty rate and the amortization of the annual license fee payment is reflected in the Company’s financial statements as of December 31, 2005. The unamortized portion of the license fee payment is reflected in prepaid licenses on the December 31, 2005 balance sheet.

10.            Commitments and Contingencies

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

CANDELA CORPORATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We research, develop, manufacture, market and service lasers used to perform aesthetic and cosmetic procedures. We sell our lasers to physicians and personal care practitioners.  We market our products directly and through a network of distributors to end-users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently, we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists and general and vascular surgeons.  We derive our revenue from the sales of lasers and other products and the provision of product-related services.

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

Results of Operations

Revenue.

Revenue source by geographic region is reflected in the following table:

	For the three months ended:
(in thousands)	31-Dec-05		1-Jan-05		Change

US revenue	$18,469	49%	$13,156	47%	$5,313	40%
Foreign revenue	19,251	51%	15,048	53%	4,203	28%

Total revenue	$37,720	100%	$28,204	100%	$9,516	34%

	For the six months ended:
	31-Dec-05		1-Jan-05		Change

US revenue	$28,737	44%	$22,580	45%	$6,157	27%
Foreign revenue	37,070	56%	28,015	55%	9,055	32%

Total revenue	$65,807	100%	$50,595	100%	$15,212	30%

Consolidated Overview

Consolidated revenue increased 34% and 30% for a total of $9.5 and $15.2 million, to $37.7 and $65.8 million for the three and six-month periods, respectively, ended December 31, 2005, as compared to the three and six-month periods ended January 1, 2005. The increase was due primarily to an increase in demand for our products and product-related service on a worldwide basis, coupled with our emerging ability to reach into new markets.

Foreign revenue accounted for approximately 51% of the consolidated total revenue for the three-month period ended December 31, 2005.  The increase of 28% to $19.3 million for the three-month period ended December 31, 2005, as compared to the three-month period ended January 1, 2005, was spread across all regions except for Germany which showed a decrease of $0.7 million while Latin America showed the most strength. Latin America revenue increased by 203% for the three-month period ended December 31, 2005, compared to the three-month period ended January 1, 2005, accounting for approximately $3.1 million or 75% of the comparative increase while increases in the Far East and Europe were modest.

Foreign revenue accounted for approximately 56% of the consolidated total revenue for the six-month period ended December 31, 2005.  Foreign revenue increased 32% to $37.1 million for the six-month period ended December 31, 2005, as compared to the six-month period ended January 1, 2005. Year-to-date foreign revenue increased across all countries with the exception of Germany which showed a decrease of $0.7 million while Latin America showed the most strength. Year-to-date revenues in Latin America increased by 460%, accounting for approximately $7.2 million or 79% of the year-over-year comparative increase while increases in the Far East and Europe were modest.

US revenue increased 40% and 27% for a total of $5.3 and $6.1 million, respectively, for the three-and six-month periods ended December 31, 2005, as compared to the same periods during the prior fiscal year.

Revenue source by type is reflected in the following table:

	For the three months ended:
(in thousands)	31-Dec-05		1-Jan-05		Change
Revenue
Lasers and other products	$31,657	84%	$23,539	83%	$8,118	34%
Product-related service	6,063	16%	4,665	17%	1,398	30%

Total revenue	$37,720	100%	$28,204	100%	$9,516	34%

	For the six months ended:
	31-Dec-05		1-Jan-05		Change
Revenue
Lasers and other products	$53,882	82%	$41,882	83%	$12,000	29%
Product-related service	11,925	18%	8,713	17%	3,212	37%

Total revenue	$65,807	100%	$50,595	100%	$15,212	30%

The increase in revenue from lasers and other products for the three-month period ended December 31, 2005, compared to the three-month period ended January 1, 2005, resulted primarily from an increase in the sales volume of our GentleYag™ product line, continued strength of our GentleLase™ line, and the introduction during the third quarter of last year of the Ellipse™ product line. The increase in revenue from product-related service for the three-month period ended December 31, 2005, compared to the three-month period ended January 1, 2005, and resulted primarily from an increase in the number of service-related contracts sold in addition to an increase in the number of consumables and accessories sold to support our installed base.

The increase in laser and other product revenue for the six month period ended December 31, 2005, compared to the six month period ended January 1, 2005, resulted primarily from an increase in the sales volume of our GentleYag™ product line of approximately $6.7 million and GentleLase™ product line of $3.4 million. Product-related service increased $3.2 million during the six-month period ended December 31, 2005, compared to the comparative January 1, 2005, period, and resulted primarily from an increase in the number of service-related contracts sold in addition to an increase in the number of consumables and accessories sold to support our installed base.

Gross Profit.  Gross profit increased to approximately $19 million or 50.3% of revenues for the three-month period ended December 31, 2005, compared to gross profit of approximately $14.0 million or 49.6% for the same period one year earlier.  Gross profit increased to approximately $33.5 million or 51.0% of revenues for the six-month period ended December 31, 2005, compared to gross profit of approximately $26.0 million or 51.4% for the same period one year earlier.  The increases in gross profit result principally from the increase in sales volume.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased to approximately $10.5 million for the three-month period ended December 31, 2005, from approximately $10.0 million for the three-month period ended January 1, 2005.  As a percentage of revenue, selling, general and administrative expenses decreased to 27.9% from 35.4% of revenues from the comparative prior year period.  This decrease was due to legal fees related to the settlement of the Regent lawsuit and fees related to implementation requirements of Section 404 of the Sarbanes-Oxley Act for the three month end January 1, 2005.  For the six-month period ended December 31, 2005, selling, general and administrative expenses increased to approximately $19.3 million from approximately $16.7 million for the six-month period ended January 1, 2005.  As a percentage of revenue, selling, general and administrative expenses decreased to 29.3% from 32.9%.  The decrease is due to legal fees related to the settlement of the Regents lawsuit and fees incurred as a result in the implementation of Section 404 of the Sarbanes-Oxley Act for the six-month period ended January 1, 2005.

Research and Development Expense.  Research and development spending increased to $1.8 million for the three-month period ended December 31, 2005, from $1.6 million for the three-month period ended January 1, 2005, due primarily to an increase in the number of active projects and an increase in employee costs. Spending in this area increased to $3.4 million for the six-month period ended December 31, 2005, from $3.0 million for the six-month period ended January 1, 2005 due primarily to the aforementioned increase in project spending and an increase in employee-related costs.

Other Income/Expense.  Other income was approximately $0.2 million for the three-months ended December 31, 2005, and January 1, 2005. For the six-month period ended December 31, 2005, other income was approximately $0.5 million compared to other income of approximately $0.4 million for the six-month period ended January 1, 2005. These amounts principally represent interest income on our cash and cash equivalents, marketable securities and long-term securities.

Income Taxes.  The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company.  Excluding discontinued operations, we recorded approximately a 34% effective tax rate for both the three and six-month periods ended December 31, 2005, compared to the three and six-month periods ended January 1, 2005, in which we recorded a 32% effective tax rate.  The provision for income taxes differs from the U.S. statutory rate as a result of tax provisions calculated for income generated by foreign subsidiaries at a rate that differs from the U.S. statutory rate.

Discontinued Operations

On September 27, 2003, we permanently closed our only remaining skin care center, which was located in Boston. The closure of the Boston skin care center, together with the earlier closing of our Scottsdale, Arizona spa, and the associated cessation of this line of business, is accounted for as discontinued operations. As a result of the closure of the Boston skin care center, in the fiscal quarter ended September 27, 2003, we recorded a $2.1 million charge for the accrual of $3.0 million of future occupancy costs and $0.3 million of severance obligations and other related costs of closure, net of anticipated tax benefits of $1.3 million. In addition, both the financial statements for the three months ended October 2, 2004 and all prior financial statements have been restated to reflect skin care center operations as discontinued.  During the three-month period ended October 2, 2004, the landlord for the Boston facility secured a sublease for that property.  The Company was not able to determine the future economic benefit of the sublease at that time. The sublessee commenced making payments to the landlord during December of 2004.  As a result of these and future payments scheduled under the sublease, the Company revised the estimated future costs associated with the Boston facility and, in the quarter ended January 1, 2005, reversed approximately $0.9 million of the restructuring reserve. This reversal represents the anticipated economic benefit due to sublessee payments of $1.7 million, net of legal and other fees of approximately $0.3 million, and income taxes of approximately $0.5 million.

The Company believes that the remaining accrual is sufficient to cover all future leasehold expenses for the remainder of the lease term. These expenses could potentially increase if the sublessee were not to honor its obligation.

Liquidity and Capital Resources

Cash provided by operating activities amounted to $1.1 million for the six-month period ended December 31, 2005, in comparison to cash provided by operating activities of $7.6 million for the same period in the prior year. This decrease in cash provided by operating activities is primarily the payment of liabilities and the lump sum payment of an annual licensing fee offset by the increase in revenue.  Cash used by investing activities reflected the purchase of held-to-maturity investments during the six-month period ended December 31, 2005.  Cash provided by financing activities amounted to $2.5 million for the six-month period ended December 31, 2005, in comparison to cash provided of $0.4 million for the same period during the prior year.  The increase reflects proceeds for the issuance of stock by the Company, primarily to employees under the existing stock option plan and purchase plan.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Outstanding contractual obligations of the Company are reflected in the following table:

		Less than			After
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Royalty commitments	$5,750	$1,000	$2,000	$1,625	$1,125

Operating leases	$3,375	$1,292	$1,819	$244	$20

Total contractual cash obligations	$9,125	$2,292	$3,819	$1,869	$1,145

We also maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate, or LIBOR plus 2.25%.  Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed.  The line of credit is unsecured.  The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock.  No amounts were outstanding under the line of credit as of December 31, 2005.

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

•                  Our principal source of liquidity is our cash and cash equivalents and marketable securities. Our ability to generate cash from operations is dependant upon our ability to generate revenue from selling our lasers and other products and providing product-related services. A decrease in demand for our products and related services or increases in operating costs would likely have an adverse effect on our liquidity.

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

•                  We have modified some of our products without FDA clearance.  The FDA could retroactively decide the modifications were improper and require us to cease marketing and/or recall the modified products

•                  Achieving complete compliance with FDA regulations is difficult, and if we fail to comply, we could be subject to FDA enforcement action.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We have foreign subsidiaries in Japan, Spain, France, Germany, Italy and Portugal.  Approximately 56% of our revenues for the six-months ended December 31, 2005, were from operations outside the United States.  These subsidiaries transact business in both local and foreign currency.  Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, which could adversely impact our results and financial condition.  However, sales from the United States made directly to customers or distributors in foreign countries are invoiced in U.S. dollars and are not exposed to foreign currency risk.

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

We are exposed to a variety of market risks, including changes in interest rate affecting the return on its investments.  We generally place our marketable securities in high-quality debt instruments.  We have not experienced any material losses from our marketable security instruments and therefore believe that our potential interest rate exposure is not material.

Item 4 - Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2005.

During the six-month period ended December 31, 2005, the Company remediated the material weakness in internal controls over financial reporting that arose from the existence of control deficiencies that adversely impacted the Company’s ability to accurately and timely complete the Company’s year-end close process which was reported in Candela’s Annual Report on Form 10-K for the year ended July 2, 2005. More specifically, the Company has implemented new procedures including providing for additional levels of senior level review for accruals, certain judgmental estimates, and sales of demonstration units, and created additional management reports used for the analysis of results.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting

CANDELA CORPORATION

Part II.  Other Information

Item 1 - Legal Proceedings

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

From time to time, the Company is a party to various legal proceedings incidental to its business.  Except for the bankruptcy preference claims in the DVI matter, the Company believes that none of the legal proceedings that are presently pending, if adversely decided to the Company, will have a material adverse effect upon its financial position, results of operations, or liquidity

Item 4. Submission of Matters to a Vote of Security Holders

On December 13, 2005, the Company held its annual meeting of shareholders and voted on two proposals.

1)                                      At the Meeting, the vote on the election of seven (7) directors to hold office until the Company’s next annual meeting, was as follows:

	FOR	WITHHOLD

George A. Abe	18,969,070	89,789
Ben Bailey III	18,968,870	89,989
Dr. Eric F. Bernstein	18,957,658	101,201
Nancy Nager	18,896,735	162,124
Gerard E. Puorro	18,942,743	116,113
Kenneth D. Roberts	18,969,143	89,716
Douglas W. Scott	18,968,543	90,316

2)                                      At the Meeting, the vote on a proposal to ratify the selection of BDO Seidman, LLP, was as follows:

FOR	AGAINST	ABSTAIN
18,979,240	39,793	39,826

ITEM 6 - Exhibits

(a)                                  Exhibits

Exhibit 10.1	Second Amended and Restated 1998 Stock Plan

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDELA CORPORATION

Date: February 7, 2006	/s/ F. Paul Broyer
F. Paul Broyer
(Senior Vice President, Finance and Administration and Chief Financial Officer)

Candela Corporation

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 10.1	Second Amended and Restated 1998 Stock Plan

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002