Form 10-Q
period 2006-04-01
CANDELA CORP /DE/
filed 2006-05-10
CIK 793279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2006.

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act)

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2006
Common Stock, $.01 par value per share	23,770,178

CANDELA CORPORATION

Part I. Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 1,	July 2,
(in thousands)	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,196	$56,383
Restricted cash	167	199
Marketable securities	25,467	—
Accounts receivable, net	35,411	34,866
Notes receivable	1,088	805
Inventories, net	15,257	12,676
Other current assets	3,635	1,821
Total current assets	116,221	106,750
Property and equipment, net	3,123	3,240
Deferred tax assets	6,426	5,743
Prepaid licenses	3,521	878
Long-term investments	9,121	—
Other assets	347	205
Total assets	$138,759	$116,816

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,631	$11,674
Accrued payroll and related expenses	4,271	4,830
Accrued warranty costs	5,779	5,291
Income taxes payable	1,595	2,073
Sales tax payable	829	2,206
Royalties payable	—	1,661
Other accrued liabilities	4,176	1,298
Deferred revenue (current portion)	7,044	6,037
Current liabilities of discontinued operations	1,301	1,302
Total current liabilities	38,626	36,372
Accrued warranty costs (long-term portion)	3,577	3,355
Deferred revenue (long-term portion)	1,621	2,313
Long-term liabilities of discontinued operations	107	437
Total liabilities	43,931	42,477

Stockholders’ equity:
Common stock	258	248
Treasury stock, at cost	(12,997)	(12,997)
Additional paid-in capital	61,982	54,027
Accumulated earnings	45,877	33,346
Accumulated other comprehensive income (loss)	(292)	(285)
Total stockholders’ equity	94,828	74,339
Total liabilities and stockholders’ equity	$138,759	$116,816

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	For the three-months ended:		For the nine-months ended:
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Revenue
Lasers and other products	$34,795	$28,483	$88,677	$70,365
Product-related service	7,519	6,199	19,444	14,912
Total revenue	42,314	34,682	108,121	85,277
Cost of sales
Lasers and other products	15,688	13,005	39,235	30,391
Product-related service	5,228	4,947	13,960	12,139
Litigation related charges	—	4,829	—	4,829
Total cost of sales	20,916	22,781	53,195	47,359
Gross profit	21,398	11,901	54,926	37,918
Operating expenses:
Selling, general and administrative	11,602	11,281	30,858	27,938
Research and development	2,432	1,910	5,873	4,866
Litigation related charges	—	773	—	773
Total operating expenses	14,034	13,964	36,731	33,577
Income (loss) from operations	7,364	(2,063)	18,195	4,341
Other income (expense):
Interest income	546	162	1,057	399
Other income (expense), net	(15)	(93)	(18)	25
Total other income	531	69	1,039	424
Income (loss) from continuing operations before income taxes	7,895	(1,994)	19,234	4,765
Benefit from (Provision for) income taxes	(2,892)	638	(6,703)	(1,525)
Income (loss) from continuing operations	5,003	(1,356)	12,531	3,240
Discontinued operations:
Gain on closure of skin care center including reduction of leasehold obligations of $1,374 less income tax expense of $515.	—	—	—	859
Net income (loss)	$5,003	$(1,356)	$12,531	$4,099

Net income (loss) per share of common stock
Basic:
Income (loss) from continuing operations	$0.22	$(0.06)	$0.55	$0.14
Gain from discontinued operations	—	—	—	0.04
Net income (loss)	$0.22	$(0.06)	$0.55	$0.18
Diluted:
Income (loss) from continuing operations	$0.21	$(0.06)	$0.53	$0.14
Gain from discontinued operations	—	—	—	0.04
Net income (loss)	$0.21	$(0.06)	$0.53	$0.18

Weighted average shares outstanding:
Basic	23,255	22,408	22,817	22,366
Diluted	24,204	22,408	23,762	23,062

Other comprehensive income (loss):
Net income (loss)	$5,003	$(1,356)	$12,531	$4,099
Foreign currency translation adjustment	$367	$(898)	$(7)	$125
Total other comprehensive income (loss)	$5,370	$(2,254)	$12,524	$4,224

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine-months ended:
	April 1,	April 2,
	2006	2005
Cash flows from operating activities:
Net income	$12,531	$4,099
Adjustments to reconcile net income to net cash provided by operating activities:
Revision of disposal of discontinued operations	—	(1,374)
Share-based compensation expense	642	—
Depreciation and amortization	354	556
Provision for bad debts	700	908
Effect of exchange rate changes on foreign currency denominated assets and liabilities	3	(35)
Increase (decrease) in cash from operating assets and liabilites:
Accounts receivable	(1,561)	(632)
Notes receivable	(348)	(571)
Inventories	(2,473)	976
Other current assets	(1,922)	1,072
Other assets	(2,777)	373
Accounts payable	1,542	2,268
Accrued payroll and related expenses	(551)	(1,540)
Deferred revenue	1,062	2,744
Accrued warranty costs	7	98
Income taxes payable	(1,011)	229
Other accrued liabilities	(170)	710
Change in restricted cash	32	32
Net cash provided by operating activities	6,060	9,913

Cash flows from investing activities:
Purchases of property and equipment	(323)	(553)
Purchases of investments	(34,588)	—
Net cash used for investing activities	(34,911)	(553)

Cash flows from financing activities:
Proceeds from the issuance of common stock	7,321	501
Net cash provided by financing activities	7,321	501

Effect of exchange rates on cash and cash equivalents	343	302

Net increase (decrease) in cash and cash equivalents	(21,187)	10,163
Cash and cash equivalents at beginning of period	56,383	37,139
Cash and cash equivalents at end of period	$35,196	$47,302

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1.                   Basis of Presentation

The accompanying unaudited consolidated financial statements and notes do not include all of the disclosures made in the Annual Report on Form 10-K of Candela Corporation (the “Company”, or “Candela”) for fiscal year 2005, which should be read in conjunction with these financial statements. The financial information included herein is unaudited, with the exception of the consolidated balance sheet as of July 2, 2005, which was derived from the audited consolidated balance sheet dated July 2, 2005. However, in the opinion of management, the financial statements include all necessary adjustments, consisting of normal recurring accruals, for a fair presentation of the quarterly results and are prepared and presented in a manner consistent with the Company’s Annual Report on Form 10-K. The results for the three and nine-month periods ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The following table reflects the restructuring charges incurred in the nine-month period ended April 1, 2006:

	Leasehold
	Improvements
	and Fixed	Facility
(in thousands)	Assets	Costs	Total
Balance at July 2, 2005	$97	$898	$995
Amortization	50	331	381
Balance at April 1, 2006	$47	$550	$614

At April 1, 2006, the discontinued segment had a net liability of approximately $1,408 consisting primarily of the above reserve of $614 and deferred gift certificate revenue of $794. There have been no subsequent revenues.

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

The application of SFAS No. 123R and SAB 107 during the nine-month period ended April 1, 2006 resulted in the recognition of share-based compensation expense of $601 attributable to stock options/SARS and $41 attributable to the employee stock purchase plan. This expense was divided between operating expense cost centers based upon the functional responsibilities of the individual holding the respective options.

The fair value of each option/SARS award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model incorporating the assumptions noted in the following table. Expected volatility is determined using both current and historical implied volatilities of the underlying stock which is obtained from public data sources. The expected term of the options is based on historical observations adjusted for the estimated exercise dates of unexercised options/SARS. Additionally, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The average risk-free interest rate is based on the U.S. treasury security rate with a term to maturity that approximates the option’s expected life as of the grant date.

For the nine- months ended April 1, 2006
Risk-free interest rate	4.50%
Estimated volatility	73%
Expected life for stock options (yrs)	3.44
Expected life for stock purchase plan (yrs)	0.5
Expected dividends	—

Prior to July 3, 2005, the Company followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans.

In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees was equal to the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company prior to July 3, 2005.

Had compensation cost for the Company’s stock option plans been determined based on the fair value method set forth in SFAS 123 during the prior year, the Company’s net income (loss) and basic and diluted net income(loss) per common share would have been changed to the pro forma amounts indicated below:

	For the three- months ended	For the nine- months ended
	April 2,	April 2,
(in thousands, excepts per share data)	2005	2005

Net (loss) income , as reported	$(1,356)	$4,099

Deduct: total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	(118)	(407)

Pro forma net income (loss)	$(1,474)	$3,692
Net income (loss) per share of common stock
Basic - as reported	$(0.06)	$0.18
Basic - pro forma	$(0.07)	$0.17
Diluted - as reported	$(0.06)	$0.18
Diluted - pro forma	$(0.06)	$0.16

In computing this pro-forma amount, the Company has used the Black-Scholes pricing model using the following assumptions for options granted in fiscal years 2005:

2005
Risk-free interest rate	4.25%
Estimated volatility	77%
Expected life for stock options (yrs)	2.99
Expected life for stock purchase plan (yrs)	0.5
Expected dividends	—

Stock Plans

1990 Candela Corporation Employee Stock Purchase Plan

The 1990 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the sale of up to 1,500,000 shares of common stock to eligible employees. The shares are issued at 85% of the market price on the last day of semi-annual periods. Substantially all full-time employees are eligible to participate in the Purchase Plan. At April 1, 2006 there were 707,081 shares available for sale. Compensation expense for the purchase plan is recognized over the vesting period.

1998 Candela Corporation Stock Option Plan

Effective October 5, 2005, the 1998 Stock Option Plan (the “Stock Option Plan”) was amended for granting of incentive stock options, non-qualified stock options, and stock appreciation rights (“SARS”). The stock options provide the holder the right to purchase common stock at an exercise price not less than the fair market value of the stock on the date of grant. SARS provide the holder the right to receive an amount, payable in stock, cash or in any combination of these, as specified by a Committee established by the Board of Directors, equal to the excess of the market value of our common shares on the date of exercise over the base price at the time of the grant. The base price may not be less than the market price of our common shares on the date of the grant.

Options and rights granted under the 1998 Stock Option Plan become exercisable on the date of grant or in installments, as specified by a Committee established by the Board of Directors, and expire ten years from the date of the grant. The maximum number of shares for which options and rights may be granted under the 1998 Stock Option Plan is 5,300,000. Where payment upon exercise of a SAR is made in shares of the Company’s common stock, only the net number of shares of common stock issued in connection with such exercise shall be deemed “issued” for this purpose. The Company may satisfy the awards upon exercise under both plans with either newly-issued or treasury shares.

The following is a summary of stock option/SARS activity under the Plans:

		Weighted Avg.	Aggregate	Weighted Avg.
	Number of	Exercise Price	Intrinsic	Contractual
	Shares	per Share	Value	Term

Balance outstanding at July 2, 2005	2,484,560	$7.80

Granted	520,000	$15.33
Exercised	(970,581)	$6.94
Forfeited	(7,568)	$10.30
Balance outstanding at April 1, 2006	2,026,411	$9.73	$24,063,225	7.96 years

Options/SARS exercisable at April 1, 2006	1,235,161	$8.35	$16,367,118	7.33 years

Options/SARS available for grant at April 1, 2006	533,222

There were 520,000 stock based SARS granted during the nine-month period ended April 1, 2006. The SARS granted to employees become exercisable ratably over four years, while the SARS granted to directors become exercisable over two years. The total intrinsic value of options exercised during the nine-month period ended April 1, 2006 was $16 million.

A summary of the non-vested stock options/SARS as of April 1, 2006 and changes during the fiscal year to date summarized below:

		Weighted Avg.
	Number of	Grant Date
	Shares	Fair Value

Non-vested options/SARS at July 2, 2005	332,500	$3.74

Granted	520,000	$15.33
Vested	(61,250)	$3.35
Non-vested balance at April 1, 2006	791,250	$11.96

As of April 1, 2006, there was approximately $3,655 of total unrecognized compensation cost related to non-vested stock options/SARS granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 1.6 years.

The amount of cash received from the exercise of stock options during the nine-month period ended April 1, 2006, was $7,157 for the stock option and $164 for the employee stock purchase plan. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1,373.

4.                   Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator.

Common stock equivalents include shares issuable upon the exercise of stock options, warrants and SARS, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

	For the three-months ended:		For the nine-months ended:
	April 1,	April 2,	April 1,	April 2,
(in thousands, except per share data)	2006	2005	2006	2005

Basic shares used in the calculation of earnings per share	23,255	22,408	22,817	22,366

Effect of dilutive securities:
Stock options/SARS	949	—	945	696

Diluted shares used in the calculation of earnings per share	24,204	22,408	23,762	23,062

Per share effect of dilutive securities on income (loss) from continuing operations	$.01	$.00	$.02	$.00

Per share effect of dilutive securities on net income (loss)	$.01	$.00	$.02	$.00

During the three- and nine-month period ended April 1, 2006, options/SARS to purchase 220 and 96 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

During the three- and nine-month period ended April 2, 2005, options to purchase 1,015 and 360 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

5.      Cash Equivalent, Marketable Securities and Long-term Investments

Cash equivalents are stated at cost, which approximates market value, and have remaining maturities of three months or less at the date of purchase. The Company invests in high quality debt securities. As of April 1, 2006, the Company held marketable debt securities of $34,588 of which $25,467 is classified as short-term and $9,121 is classified as long-term investments. These investments are classified as held-to-maturity, as the Company has the intent and ability to hold them to maturity. Held-to-maturity debt securities are reported at amortized cost which approximates fair value. Current marketable securities include investments that are expected to mature in more than three months and up to twelve months. Long-term investments have remaining maturities of one to three years. Unrealized gains and losses related to the marketable securities are not considered a permanent decline in the market value of such securities. There have been no material realized gains or losses as of April 1, 2006.

6.                   Inventories

	April 1,	July 2,
(in thousands)	2006	2005

Raw materials	$5,232	$3,968
Work in process	721	166
Finished goods	9,304	8,542
	$15,257	$12,676

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

The following table reflects changes in the Company’s accrued warranty account during the nine-month period ended April 1, 2006:

(in thousands)
Beginning balance July 2, 2005	$8,646
Plus accruals related to new sales	6,071
Less amortization of prior period accruals	5,361
Ending balance on April 1, 2006	$9,356

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

The following table reflects changes in the Company’s deferred revenue account during the nine-month period ended April 1, 2006:

(in thousands)
Beginning balance July 2, 2005	$8,350
Plus deferral of new service contract sales	7,850
Less recognition of deferred revenue	7,535
Ending balance on April 1, 2006	$8,665

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

9.                   Commitments and Contingencies

In August 2000, the Company entered into an agreement to amend its license agreement with The Regents of the University of California (the “Regents”) whereby in exchange for an exclusivity fee of approximately $1.7 million, which was prepaid in full, the Company obtained exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch, Inc. (“Cool Touch”)) in the following fields of use:  procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, a subsidiary of New Star Technology, Inc., obtained a license to the DCD on a co-exclusive basis with the Company, in certain narrower fields of use. Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of the Company. The Company is entitled to one-half of all royalty income payable to the Regents from Cool Touch. Under the amended agreement the Company no longer is required by the Regents to negotiate sublicenses to third parties. However, the Company is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use. The Company recognized royalty expense of $9.2, $2.6, and $3.4 million for fiscal 2005, 2004, and 2003, respectively, based on the license agreement with the Regents. Included in the fiscal 2005 expense of $9.2 million is $4.8 million of expense taken in the third quarter as a charge related to the Regents arbitration decision. Of that $4.8 million, $1.3 million related to fiscal 2005, $3.0 million related to fiscal 2004 and $0.5 million related to fiscal 2003.

Effective July 3, 2005, the Company amended certain portions of its agreement with the Regents whereby for the annual license fee of $0.3 million, the Company’s royalty obligation payable to the Regents, was reduced to 3% from its prior level of 6%. The annual fee of $0.3 million was paid to the Regents in a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of July 3, 2005 was 10 years. This reduced royalty rate and the amortization of the annual license fee payment is reflected in the Company’s financial statements as of April 1, 2006. The unamortized portion of the license fee payment is reflected in prepaid licenses in the April 1, 2006 balance sheet.

On March 31, 2006, the Company settled the previously disclosed dispute the Company had with DVI, Inc, and DVI affiliates for a one-time payment of $150.

From time to time, the Company is a party to various legal proceedings incidental to its business. The Company believes that none of the legal proceedings that are presently pending, if adversely decided against the Company, will have a material adverse effect upon its financial position, results of operations, or liquidity.

CANDELA CORPORATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We research, develop, manufacture, market and service lasers and light sources used to perform aesthetic and cosmetic procedures. We sell our lasers to physicians and personal care practitioners. We market our products directly and through a network of distributors to end-users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists and general and vascular surgeons. We derive our revenue from the sales of lasers and light sources and other products, and the provision of product-related services.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to revenue recognition, bad debts, inventories, warranty obligations, contingencies, restructurings and income taxes. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions. A discussion of our critical accounting policies and the related estimates and judgments affecting the preparation of our consolidated financial statements is included in the Company’s Annual Report on Form 10-K for fiscal year 2005. Except for the Company’s adoption of FAS 123(R) on July 3, 2005, there has been no changes in the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for fiscal year 2005.

With the adoption of FASB 123(R), the Company is required to record the fair value of stock-based compensation awards as expenses in the consolidated statement of operations and comprehensive income (loss). In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company’s expected stock-price volatility assumption is based on both current and historical implied volatilities of the underlying stock which is obtained from public data sources. The Company determined the weighted-average option life assumption based on the exercise behavior that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. The Company believes the above critical estimates are based on outcomes that are reasonably likely to occur.

Results of Operations

Revenue.

Revenue source by geographic region is reflected in the following table:

	For the three months ended:
(in thousands)	April 1, 2006		April 2, 2005		Change

US revenue	$20,157	48%	$15,073	43%	$5,084	34%
Foreign revenue	22,157	52%	19,609	57%	2,548	13%

Total revenue	$42,314	100%	$34,682	100%	$7,632	22%

	For the nine months ended:
	April 1, 2006		April 2, 2005		Change

US revenue	$48,894	45%	$37,653	44%	$11,241	30%
Foreign revenue	59,227	55%	47,624	56%	11,603	24%

Total revenue	$108,121	100%	$85,277	100%	$22,844	27%

Consolidated Overview

Consolidated revenue increased $7.6 and $22.8 million, to $42.3 and $108.1 million for the three- and nine-month periods, respectively, ended April 1, 2006, as compared to the three and nine-month periods ended April 2, 2005. The increase was due primarily to a uniform increase in demand for our products and product-related service on a worldwide basis, coupled with our continued expansion into newer markets.

Foreign revenue increased 13% or $2.5 million for the three-month period ended April 1, 2006, as compared to the three-month period ended April 2, 2005, and was spread across all regions.

Foreign revenue increased 24% or $11.6 million for the nine-month period ended April 1, 2006, as compared to the nine-month period ended April 2, 2005. Year-to-date foreign revenue increased in Europe approximately $1.9 million accounting for 17% while revenue in Latin America increased $8.7 million accounting for approximately for 75% of this comparative increase.

US revenue increased by $5.1 and $11.2 million, respectively, for the three- and nine-month periods ended April 1, 2006, as compared to the three- and nine-month periods ended April 2, 2005. This increase was generally uniform over all US sales territories.

Revenue source by type is reflected in the following table:

	For the three months ended:
(in thousands)	April 1, 2006		April 2, 2005		Change
Revenue
Lasers and other products	$34,796	82%	$28,483	82%	$6,313	22%
Product-related service	7,518	18%	6,199	18%	1,319	21%

Total revenue	$42,314	100%	$34,682	100%	$7,632	22%

	For the nine months ended:
	April 1, 2006		April 2, 2005		Change
Revenue
Lasers and other products	$88,677	82%	$70,365	83%	$18,312	26%
Product-related service	19,444	18%	14,912	17%	4,532	30%

Total revenue	$108,121	100%	$85,277	100%	$22,844	27%

The increase in revenue from lasers and other products for the three-month period ended April 1, 2006, compared to the three-month period ended April 2, 2005, resulted primarily from an increase in the sales volume of our GentleYag™ product line, continued strength of our GentleLase™ line, and the introduction of the VBeam™ platform. The increase in revenue from product-related service for the three-month period ended April 1, 2006, compared to the three-month period ended April 2, 2005, resulted primarily from an increase in the number of service-related contracts sold in addition to an increase in the number of consumables and accessories sold to support our installed base.

The increase in laser and other product revenue for the nine-month period ended April 1, 2006, compared to the nine-month period ended April 2, 2005, resulted primarily from an increase in the sales volume of our GentleYag™ product line and GentleLase™, the introduction of the VBeam™ platform. Product-related service increased during the nine-month period ended April 1, 2006, compared to the comparative April 2, 2005 period, and resulted primarily from an increase in the number of service-related contracts sold in addition to an increase in the number of consumables and accessories sold to support our installed base.

Litigation Related Charges. On February 17th 2005, an arbitrator issued an interim decision in the dispute concerning our royalty obligations under our Amended and Restated License Agreement with The Regents of the University of California (the “Regents”). In connection with this interim decision the Company recognized charges of approximately $5.6 million in the fiscal quarter ended April 2, 2005. These charges consist of the settlement of prior year royalty claims made by the Regents against the Company of approximately $4.8 million and $0.8 million in attorney fees, interest, and professional costs as reimbursement of those charges to the Regents as required by the aforementioned license agreement. The royalty charges have been reported separately under cost of sales. All other charges have been reported separately within operating expenses. On May 4th, 2005, the arbitrator issued his final award after review of post-arbitration submissions by the parties as to calculation of damages. The final award was consistent with our interim estimation and recognition of expense recorded during the third quarter of 2005. There will not be any material additional charges related to this matter in future periods. As a result of the arbitrator’s ruling, the Company incurred royalty obligations to the Regents on ongoing sales of the DCD at a royalty rate higher than it has recognized on DCD sales over the past few years.

Gross Profit. Gross profit increased to approximately $21.4 million or 50.6% of revenues for the three-month period ended April 1, 2006, compared to gross profit, excluding litigation-related charges, of approximately $16.7 million or 48.2% for the three-month period ended April 2, 2005. Gross profit increased to approximately $54.9 million or 50.8% of revenues for the nine-month period ended April 1, 2006, compared to gross profit, excluding litigation-related charges, of approximately $42.7 million or 50.1% for the nine-month period ended April 2, 2005. These increases in gross profit result principally from the increase in sales volume.

Selling, General and Administrative Expense. Selling, general and administrative expenses, increased to approximately $11.6 million for the three-month period ended April 1, 2006, from approximately $11.3 million for the three-month period ended April 2, 2005. As a percentage of revenue, selling, general and administrative expenses decreased to 27.4% from 32.5% of revenues from the three-month period ended April 2, 2005.For the nine-month period ended April 1, 2006, selling, general and administrative expenses increased to approximately $30.9 million from approximately $27.9 million for the nine-month period ended April 2, 2005. The dollar increases for the three-month and nine-month periods ended March 31, 2006 were due primarily to stock-based compensation expenses as a result of the adoption of FASB No. 123R, higher employee compensation consistent with the growth of the Company’s business and other expenses incurred consistent with the Company’s growth. As a percentage of revenue, selling, general and administrative expenses decreased to 28.5% from 32.8%. The percentage decreases for the three-and nine-month was primarily attributable to improved leveraging and productivity that resulted from the higher revenue growth, compared to the expense growth.

Research and Development Expense. Research and development spending increased to $2.4 million for the three-month period ended April 1, 2006 from $1.9 million for the three-month period ended April 2, 2005 due primarily to an increase in the number of active projects and an increase in employee costs. Spending in this area increased to $5.9 million for the nine-month period ended April 1, 2006 from $4.9 million for the nine-month period ended April 2, 2005 due primarily to the aforementioned increase in project spending and an increase in employee-related costs.

Other Income/Expense. Net other income was approximately $0.5 million for the three-months ended April 1, 2006, compared to $0.1 million for the three-months ended April 2, 2005. For the nine-month period ended April 1, 2006, other income was approximately $1.0 million compared to other income of approximately $0.4 million for the nine-month period ended April 2, 2005. These increases represent interest earned from the increase in our cash and cash equivalents, marketable securities and long-term investments.

Income Taxes. The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. The Company recorded a 37% effective tax rate for the three-month period ended April 2, 2006, which brought the Company’s nine-month effective tax rate to approximately 35%. This compares to the three-month and nine-month period ended April 2, 2005, in which the Company recorded a 32% effective rate. The provision for income taxes differs from the U.S. statutory rate as a result of tax provisions calculated for income generated by foreign subsidiaries at a rate that differs from the U.S. statutory rate.

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

The Company believes that the remaining accrual is sufficient to cover all future leasehold expenses for the remainder of the lease term. These expenses could potentially increase if the sublessee were not to honor its leasehold obligations.

Liquidity and Capital Resources

Cash provided by operating activities amounted to $6.1 million for the nine-months ended April 1, 2006, in comparison to cash provided by operating activities of $9.9 million for the nine-months ended April 2, 2005. This decrease in cash provided by operating activities is due the increase in inventories in order to maintain our increase in revenue, $4.0 million payment to the Regents, and increased payments of estimated taxes. Cash used by investing activities reflected the purchase of held-to-maturity investments during the nine-months ended April 1, 2006, compared to the nine-months ended April 2, 2005. Cash provided by financing activities amounted to $7.3 million for the nine-months ended April 1, 2006 in comparison to cash provided of $.5 million for the nine-months ended April 2, 2005. The increase reflects proceeds for the issuance of stock by the corporation, primarily to employees under the existing stock option plan.

We believe that our current cash balances will be sufficient to meet anticipated cash requirements for the next twelve months. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, when such capital becomes required.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Our outstanding contractual obligations as of April 1, 2006, are reflected in the following table:

		Less than			After
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Royalty commitments	$5,500	$1,000	$2,000	$1,437	$1,063

Operating leases	$3,069	$1,261	$1,752	$56	$0

Total contractual cash obligations	$8,569	$2,261	$3,752	$1,493	$1,063

We also maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate, or LIBOR plus 2.25%. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of April 1, 2006.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We have foreign subsidiaries in Japan, Spain, France, Germany, Italy and Portugal. Approximately 55% of our revenues for the nine-months ended April 1, 2006, were from operations outside the United States. These subsidiaries transact business in both local and foreign currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, which could adversely impact our results and financial condition. However, sales from the United States made directly to customers or distributors in foreign countries are invoiced in U.S. dollars and are not exposed to foreign currency risk.

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

Item 4 - Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of April 1, 2006.

During the nine-month period ended April 1, 2006, the Company remediated the material weakness in internal controls over financial reporting that arose from the existence of control deficiencies that adversely impacted the Company’s ability to accurately and timely complete the Company’s year-end close process which was reported in Candela’s Annual Report on Form 10-K for the year ended July 2, 2005. More specifically, the Company has implemented new procedures including providing for additional levels of senior level review for accruals, certain judgmental estimates, and accounting for sales of demonstration units, and also created additional management reports used for the analysis of results.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended April 1, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting

CANDELA CORPORATION

Part II. Other Information

Item 1 - Legal Proceedings

On March 31, 2006, the Company settled the previously disclosed dispute the Company had with DVI, Inc, and DVI affiliates for a one-time payment of $150.

The Company believes that none of the legal proceedings that are presently pending, if adversely decided against the Company, will have a material adverse effect upon its financial position, results of operations, or liquidity.

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

CANDELA CORPORATION

Date:	May 8, 2006	/s/ F. Paul Broyer
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