Form 10-K
period 2006-07-01
CANDELA CORP /DE/
filed 2006-09-13
CIK 793279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2006	Commission file number 000-14742

CANDELA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2477008
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
530 Boston Post Road, Wayland, Massachusetts	01778
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  508-358-7400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an large accelerated filer, an accelerated filer, or a non-accelerated filer  (as defined in Rule12b-2 of the Exchange Act)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act) Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting stock, held by non-affiliates of the registrant as of September 11, 2006, based upon the closing price of such stock on the NASDAQ Stock Market on that date, was $10.43. As of September 11, 2006, 23,833,104 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the 2006 definitive Proxy Statement.

CANDELA CORPORATION
2006 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

Part I

Item 1.                        Business.

Introduction

Candela Corporation (“Candela” or the “Company”) is a pioneer in the development and commercialization of advanced aesthetic laser and light-based systems that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions including:

•       hair removal

•       skin rejuvenation, skin tightening and wrinkles

•       vascular lesions such as rosacea, facial spider veins, leg veins, port wine stains and hemangiomas

•       scars, stretch marks and warts

•       removal of benign pigmented lesions such as age spots, freckles and tattoos

•       acne and acne scars

•       psoriasis

•       other cosmetic skin treatments

Since our founding 36 years ago, we have continuously developed and enhanced applications of laser and light-based technology. In the mid-1980’s we began developing laser technology for medical applications, and since that time have shipped approximately 10,000 systems to over 70 countries. Since the early 1990’s we have focused our organizational resources on developing laser technology for use solely in the aesthetic and cosmetic laser and light-based industry.  Below is a sampling of Candela’s innovations in the laser and light-based technologies market:

•       first laser system based on selective photothermolysis to treat cutaneous vascular lesions with minimal skin injury

•       first vascular lesion treatment laser which FDA cleared for use on children

•       first Q-switched alexandrite laser for pigmented lesions and tattoos

•       first effective pulsed dye laser treatment of hemangiomas, scars and warts

•       first multi-wavelength long-pulse dye laser for treatment of leg telangiectasia (spider veins)

•       first laser with a clearance for non-invasive treatment of acne and acne scars

•       first hair removal laser with integrated Dynamic Cooling Device (DCD)

•       first pulsed dye laser with Dynamic Cooling Device (DCD) for wrinkles

•       first Dynamic Cooling Device (DCD) for epidermal protection in vascular lesion treatment

Candela’s current product line offers comprehensive and technologically sophisticated aesthetic and medical laser and light-based systems used by dermatologists, plastic surgeons and various other medical and personal care practitioners. Candela’s product line includes the following innovative products:

•       The GentleLASE® family of lasers provides speed, efficacy and ease-of-use in permanent hair reduction, vascular lesions, wrinkle reduction and the treatment of pigmented lesions

•       The GentlYAG® family of lasers provides fast, effective permanent hair reduction for every skin type including tanned or dark skin, treatment of pseudofolliculitis barbae (PFB), leg and facial veins, and skin tightening

•       The Vbeam® pulsed dye laser for treatment of a wide variety of vascular lesions and cosmetic applications, including port wine stain birthmarks, facial redness, leg and facial veins, pigmented lesions and skin rejuvenation by wrinkle reduction, scars, warts, psoriasis and hemangiomas

•       The ALEXLAZR™ Q-switched Alexandrite laser for removal of multi-colored tattoos and pigmented lesions

•       The Smoothbeam® diode laser, for treatment of acne and acne scars and non-ablative dermal remodeling of wrinkles

•       The Ellipse Intense Pulsed Light system specifically designed for the improvement of sun-damaged skin by photo rejuvenation through removal of both vascular (redness) and dyspigmentation (brown spots)

The growth in the cosmetic and medical market using aesthetic laser and light-based products growth is currently being driven by an increase in discretionary income of aging baby boomers, which creates new opportunities for Candela. This market demographic places a premium on good health and personal appearance, and has demonstrated a willingness to pay for health and cosmetic products and services. In addition, the growing popularity of laser and light-based treatments among the general population is also spurring demand for Candela’s products. Last year, Americans spent an estimated $12.4 billion on cosmetic procedures. In particular, lasers and light-based systems are proving an attractive alternative for eliminating unwanted hair.

Candela is dedicated to developing safe and effective products. Our aesthetic laser and light-based systems are further distinguished by being among the fastest, smallest and most affordable in their respective markets. We believe that we have increasingly captured significant market share because of these product attributes and we are committed to continual innovation to meet the needs of our markets.

Candela was incorporated in Massachusetts on October 22, 1970 and subsequently reincorporated in Delaware on July 1, 1985.

Industry Overview

Medical lasers and light-based devices use the unique characteristics of light to achieve precise and efficacious therapeutic effects, often in a non-invasive manner. The precise color, concentration, and controllability of different types of light provide for the delivery of a wide range of specialized treatments. First introduced in the 1960’s, the use of lasers for medical applications grew rapidly in the 1990’s as technical advances made medical lasers more effective and reliable. Medical lasers and light-based devices today are used for numerous types of procedures falling into four broad categories: ophthalmic surgery, aesthetic and cosmetic procedures, general surgery, and dental procedures. Candela competes solely within the growing market for lasers and light-based devices for performing aesthetic and cosmetic procedures including:

•       removal of unwanted hair from the face, legs, back, and other body areas

•       treatment of rosacea, facial veins and leg veins, red birthmarks, scars, stretch marks, and warts

•       facial rejuvenation and skin tightening to reduce the appearance of fine lines and wrinkles

•       removal of pigmented lesions such as age spots, freckles and tattoos

•       treatment of acne and acne scars

•       treatment of psoriasis

•       treatment of Nevus of Ota and melasma

Lasers produce intense bursts of highly focused light to treat skin tissues. A laser’s wavelength (color), energy level, spot size and pulse width (exposure time) are optimized for the specific treatment. Light-based devices commonly referred to as intense pulsed light, feature a broad range of wavelength of light designed to target vascular and pigmentary targets for facial rejuvenation procedures. Hair removal and the treatment of various leg vein malformations require the deepest laser penetration for successful treatment while scars and red birthmarks (port wine stains and hemangiomas) require less laser penetration. Pigmented lesions such as sun spots, age spots and tattoos are typically surface conditions that require the least amount of penetration. Different conditions may require the use of different types of lasers or light-based devices. An active aesthetic practice addressing a broad range of cosmetic procedures may need multiple lasers and light-based devices.

We believe the aesthetic and cosmetic laser industry is now in an era of broad-based growth. The major factors converging to drive this growth are:

•       medical practitioners desire to drive additional revenue into their practices due to the increasing reduction in insurance reimbursement

•       the discretionary income of aging baby boomers

•       the increased general acceptance of aesthetic and cosmetic laser treatments

•       the development of technology that allows for new, effective and economic procedures for conditions with large patient populations

Aesthetic and cosmetic device vendors, who are able to deliver lasers and light-based systems that are efficacious, cost effective, reliable, and easy to use, will be well positioned to take advantage of such broad-based industry growth.

Managed care and reimbursement restrictions in the United States, and similar constraints outside the United States, such as socialized medicine, are motivating practitioners to emphasize aesthetic and cosmetic procedures that are delivered on a private, fee-for-service basis. While cosmetic procedures were once the domain of plastic surgeons and dermatologists, reimbursement reductions coupled with the reliable revenue stream from private-pay procedures have piqued the interest of other specialties, including general practitioners, family care practitioners, obstetricians and gynecologists, and general and vascular surgeons.

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

Business Strategy

Candela believes that a convergence of price, performance and technology is occurring in the aesthetic and cosmetic laser industry, driving market expansion. We believe we have the necessary infrastructure in place to capitalize on this expansion. Candela’s objective is to continue to be the leading provider of aesthetic and cosmetic lasers and light-based devices by using its proprietary technology and expertise in light and tissue interaction, as well as by developing market-oriented products that utilize related technologies. Our business strategy is focused on the following goals:

•       increase penetration of our traditional customer base

•       expand beyond our traditional customer base

•       reduce product costs

•       expand our direct domestic distribution channels

•       expand our international distribution channels

•       continue investing in research and development to develop new applications that are efficacious, cost-effective, reliable and easy to use and have a high return on investment for our customers

Increase Penetration of Our Traditional Customer Base.   Our traditional customer base consists of dermatologists and plastic and cosmetic surgeons. We believe that the affordability of our products will enable us to penetrate further into the dermatologist, plastic and cosmetic surgeon markets. We believe that affordability has been a major obstacle preventing non-traditional practitioners from purchasing a laser or light-based system. As competition for patients among practitioner’s increases, those practitioners with aesthetic and cosmetic laser and light-based systems will be able to differentiate themselves.

Expand beyond our traditional customer base.   As reimbursement rates dropped over the past several years, many primary care physicians (family and general practice, and obstetrics and gynecology physicians) have begun to seek new services to offer to their patients. Cosmetic laser and light-based procedures represent an ideal new service that is appealing to their patients, and adds a new “cash-pay” revenue stream to their practice. Cosmetic laser and light-based procedures are safe and easy to perform. As more primary care physicians realize that these procedures are safe and easy to perform, awareness of cosmetic laser and light-based procedures will continue to grow.

Reduce Product Costs.   We apply bottom-up engineering, focusing on each component to improve the performance of each device while reducing its size, complexity, and cost. We believe our approach leads to devices with fewer parts and greater manufacturing efficiency, resulting in lower production costs. This enables us to offer more reliable products at more affordable prices.

Expand Our Direct Domestic Distribution Channels.   North America presently is the largest single geographic market for our products. We continue to upgrade our United States direct and indirect sales forces to better address the needs of our traditional core markets.

Expand Our International Distribution Channels.   Outside of the Unites States, we continue to strengthen our long-standing positions in Europe and Japan and are seeking to expand our markets in Asia Pacific and Latin America. We currently have direct sales offices in Madrid, Lisbon, Rome, Frankfurt, Paris, Osaka, Fukuoka, Nagoya, Tokyo and direct representation in China. Over the past year we increased the number and improved the quality of our international independent distributor channel.

Continue Investing in Research & Development.   We believe that continued investment in research and development is necessary to maintain our position as leader in the aesthetic laser and light-based device market. Our research and development approach is to develop high quality, reliable, and affordable products that address our existing markets and also allow us to expand into larger, growing markets. In support of this approach, our research and development staff works closely with our marketing and operations teams to identify new clinical applications that serve both markets. We have numerous research and development arrangements with leading physicians, hospitals and academic laboratories in the United States and throughout the world. In a parallel effort, our research and development and engineering teams continue to optimize our existing products by adding new technologies, increasing the speed of treatment and ease of use for our customers as well as reduce the overall size of our products.

The Market for Aesthetic and Cosmetic Laser and Light-Based Systems

Our traditional customer base for aesthetic and cosmetic devices consists of dermatologists and plastic and cosmetic surgeons. In addition, other practitioner groups are emerging as potential customers, including general and family practitioners, obstetricians, gynecologists, and general and vascular surgeons. In the United States, according to the American Medical Association and various professional societies, there are approximately 10,000 dermatologists, 8,000 plastic and cosmetic surgeons and 11,000 ear, nose and throat specialists. Practitioners in other specialties that are beginning to buy aesthetic and cosmetic laser and light-based systems include 70,000 general and family practitioners, 35,000 obstetricians and gynecologists, and 28,000 general and vascular surgeons. In addition, the aesthetic and cosmetic laser and light-based system market includes non-medical practitioners, notably electrologists, of which there are an estimated 6,000 in the United States.

The end markets for cosmetic procedures encompass broad and growing patient groups, including aging “baby boomers” as well as younger age groups. Baby boomers were approximately 80 million, representing approximately 29% of the total United States population. This large population group has exhibited a strong demand for aesthetic and cosmetic procedures. We believe that as the cost of treatments decreases and the popularity of cosmetic procedures such as hair removal increases, the target market for these procedures will expand beyond the baby boomers to include a broad range of women and men aged 17 to 65. Demographic factors similar to the United States underlie the growth of the aesthetic and cosmetic market outside of the United States as well.

Hair Removal.   We believe that the great majority of the 108 million women over the age of 16 in the United States employ one or more techniques for temporary hair removal from various parts of the body. Also, a growing number of men are removing hair by means other than their daily shaving routine. A number of techniques are used to pull hair from the follicle including waxing, depilatories, and tweezing. In the waxing process, a lotion, generally beeswax-based, is spread on the area to be treated and is then rapidly peeled off, pulling out the entrapped hairs. Depilatories employ rotating spring coils or slotted rubber rolls to trap and pull out the hairs. Tweezing involves removing individual hairs with a pair of tweezers. Pulling hair from the follicle produces temporary results, but is often painful and may cause skin irritation. Depilatory creams, which contain chemicals to dissolve hair, frequently leave a temporary unpleasant odor and may also cause skin irritation. Shaving is the most widely used method of hair removal, especially for legs and underarms but produces the shortest-term results. Hair bleaches do not remove hair, but instead lighten the color of hair so that it is less visible. A principal drawback of all of these methods is that they require frequent treatment.

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

We believe the market for laser and light-based hair removal is growing as the customer compares laser and light-based treatments to other hair removal methods that are currently available. The benefits of a laser and light-based system treatment include:

•       significantly longer term cosmetic improvement

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

•       varicose veins, which are large veins greater than 1mm in diameter and often bulge above the skin surface

•       leg telangiectasias, which are smaller spider veins up to 1mm in diameter appearing as single strands

•       port wine stains, which are vascular birthmarks characterized by a red or purple discoloration of the skin

•       hemangiomas, which are protuberances that consist of dilated vessels, which often appear on newborns within one month of birth

•       stretch marks and scars

Pigmented Lesions/Tattoos.   Benign pigmented lesions can be both epidermal, on the outer layer of skin, and dermal, on the innermost layer of skin, natural or man-made (tattoos) and can constitute a significant cosmetic problem to those who have them.

Skin Rejuvenation.   Skin rejuvenation is one of the fastest growing segments of the aesthetic laser and light-based system market. A significant percentage of the population suffers from fine lines and wrinkles or older looking skin as a result of the normal aging process. This is the primary group of candidates for non-ablative laser and skin tightening treatments. While the market for skin rejuvenation is greatest in the United States, significant opportunities abound in international markets where there is an aging demographic, such as Japan, or a high prevalence of photo-damaged skin, such as Australia and Latin America.

Acne.   Patients have expressed dissatisfaction with existing therapies for acne and acne scarring. These therapies include the following: drug therapy, dermabrasion, ablation, excision, chemical peeling and injections of filler materials. These therapies have minimal efficacy, a significant side-effect profile, require long recovery periods and, in most cases, do not meet patient expectations. For many of these patients, laser treatment can represent a better treatment alternative. Laser therapy can effectively target the sebaceous gland which is the root cause of acne.

The majority of acne scar patients that seek treatment decide not to undertake a procedure due to the side-effects and social down-time. A more acceptable alternative for acne scar treatment is laser therapy. In the treatment of acne scars, the laser initiates deposition of new collagen to raise depressions in the skin, reducing the appearance of acne scars. Over a series of treatments, new collagen can fill in and soften the appearance of acne scars.

Psoriasis.   The National Psoriasis Foundation estimates that psoriasis afflicts more than seven million Americans and that between 150,000 and 260,000 new cases are diagnosed each year.

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

•       hair removal

•       non-invasive treatment of facial and leg veins and other benign vascular lesions

•       treatment of rosacea

•       removal of benign pigmented lesions such as age spots and tattoos

•       treatment of scars and stretch marks

•       wrinkle reduction

•       treatment of acne and acne scars

•       treatment of psoriasis

•       other skin treatments

Our objective is to remain the leading provider of aesthetic and cosmetic lasers by continually striving to develop smaller, faster, and less expensive devices. Candela has been, and continues to be, a pioneer in the laser industry. From the start, our mission has been to lead the way in the development of innovative laser products which include:

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

GentleLASE® Family.   The GentleLASE® system is a high-energy, long-pulse solid-state laser that generates laser light in the near infrared wavelength range. It is used for both hair removal pigmented lesions and large (1mm or larger) leg and facial veins. The technology incorporated in the GentleLASE® uses intense pulsed light energy directed through an Alexandrite rod, which achieves selective heating while keeping the temperature of the skin below its damage threshold. The longer Alexandrite laser wavelength enables the GentleLASE® to penetrate skin surfaces deeper than traditional Ruby lasers, and the large spot size (18mm) is the industry’s largest. The GentleLASE® was recently redesigned into a smaller, more transportable configuration and re-introduced with new advanced features including additional spot sizes, longer delivery systems and faster repetition rates (Hz rates).

The other system comprising the GentleLASE® family of lasers is the GentleLASE Limited Edition™, our most affordable hair removal laser. The GentleLASE LE™ features fewer options than its namesake, including fewer spot sizes and reduced fluences, but GentleLASE® performance advantages—speed, efficacy and ease—of-use—remain the same regardless of the configuration.

GentleYAG® Family.   The GentleYAG® system is a high-energy, long-pulse solid-state laser that is used to remove unwanted hair in all skin types, eliminate leg and facial veins and provide for skin rejuvenation, including wrinkle reduction and skin tightening. The technology incorporated in the GentleYAG® uses intense pulsed light energy directed through an Nd:YAG (Neodymium: Yttrium Aluminum Garnet) rod, which targets selected chromospheres to achieve localized heating while maintaining skin temperature below its damage threshold in conjunction with DCD epidermal cooling. Like the GentleLASE® laser, the GentleYAG® also supports an 18mm spot size, the industry’s largest.

Other members of the GentleYAG® family of lasers include the GentleYAG® HR (for hair removal only), the GentleYAG® VR (for leg & facial veins) and the GentleYAG® SRT (for skin rejuvenation and tightening). All of these models are upgradeable to provide additional treatment options.

Vbeam® Family.   The Vbeam® system delivers the safety and efficacy of the clinically proven pulsed dye laser (PDL) while minimizing the problematic side effects of postoperative bruising, commonly referred to as purpura. Each member of the Vbeam® family features Candela’s patented Dynamic Cooling Device that increases patient comfort while providing targeted epidermal protection.

The Vbeam® Family has recently been upgraded to feature a smaller, more streamlined design as well as an improved user interface designed to accommodate the wide range of users in today’s market. The new design also features three individual, upgradeable models designed to meet the needs of almost any growing practice. The Aesthetica is specifically designed for skin rejuvenation, the Platinum for vascular lesions, and the Perfecta, which treats a wide range of vascular lesions, as well as providing comprehensive skin rejuvenation treatments. Additional indications treated by the Vbeam® family include: facial spider veins, leg telangiectasias, hemangiomas, poikiloderma, rosacea, scars, warts, stretch marks, vulvodynia, acne, port wine stains and other vascular abnormalities present in adults to infants.

ALEXLAZR™system.   The ALEXLAZR™ system is a short-pulse solid-state laser, which emits near-infrared light for the non-invasive removal of epidermal pigmentation such as sun spots, tattoo pigments and dermal pigmented lesions such as Nevus of Ota, a bluish colored, non-vascular, pigmented lesion, generally found among persons of Asian descent. The ALEXLAZR™ has a fiber optic delivery system that produces an even beam distribution without hot spots. Its wavelength maximizes beam penetration, providing gentle treatments with effective results on deeper pigments and is effective in the removal of most tattoo pigments.

Smoothbeam® system.   Introduced in March 2001, the Smoothbeam® diode laser heats collagen in the upper dermis, stimulating new collagen deposition for the improvement of wrinkles, sebaceous hyperplasia and acne scars. The system is small, easily portable and available in two unique colors to ideally complement the practice environment. The Smoothbeam® laser employs laser light at 1450 nm to heat the dermis, sebaceous glands, and associated structures within the dermis in combination with Candela’s patented DCD cooling to cool and protect the epidermis. The thermal injury alters the structure of the sebaceous glands, the root cause of acne lesions, resulting in more effective and longer-lasting acne clearance.

Ellipse™ Flex system.   The Ellipse™ system is an intense pulsed light system that is designed to improve sun damage by photorejuvenation. Photorejuvenation treatment is one of the most commonly requested cosmetic treatments on the market today. The Ellipse™ system is designed to target both the vascular (redness) and pigmentation (brown) to improve the overall appearance of the skin’s tone and color. The Ellipse™ system is manufactured by Danish Dermatologic Development A/S (DDD), a Danish manufacturer that specializes in the design and development of light based systems. Candela’s distribution agreement with DDD for the Ellipse system is limits Candela’s distribution territory to the United States.

Sales and Distribution

We market and sell our products worldwide. Separate regional executives in North America, Latin America, Japan, Asia, Europe and the Middle East manage our marketing, selling and service activities through a combination of direct personnel and a network of independent distributors.

The mix of direct sales and distributor sales varies by region. Generally, our distributors enter into 2-3 year exclusive agreements during which they typically agree not to sell our competitors’ products. Our sales strategy is to choose the most productive and practicable distribution channel within each of our geographic markets.

We sell products in the United States primarily through our direct sales force to our traditional customer base of dermatologists and plastic and cosmetic surgeons. Candela’s products are distributed to our non-traditional markets through an exclusive arrangement with McKesson’s Medical Surgical Division. McKesson has 450 dedicated sales representatives that showcase a wide range of products to family and general practice, and obstetrics and gynecology, physicians.

Outside the United States, we sell our products in Europe, Japan, Latin America, the Middle East, and Asia Pacific through direct sales offices and distribution relationships. We have a total of 82 employees in our direct sales offices in Madrid, Lisbon, Rome, Frankfurt, Paris, Tokyo, Nagoya, Fukuoka and Osaka. We also have established distribution relationships in China, Europe, Japan, Africa, Latin America, and the Middle East. Outside the United States, we are utilizing 52 distributors. Refer to Note 10 of our Consolidated Financial Statements for additional financial information about segments and geographical areas.

The following chart shows data relating to Candela’s international activities during each of the last three fiscal years by geographic region. Revenue generated from regions other than the United States includes sales from our German, Spanish, Italian, French, and Japanese subsidiaries, as well as sales shipped directly to international locations from the United States.

	July 1,	July 2,	July 3,
Revenues:	2006	2005	2004
(in thousands)
United States and Canada	$69,330	$57,517	$49,915
Japan and Asia Pacific	30,175	29,229	26,666
Europe	34,618	30,659	26,525
Latin America	15,343	6,496	1,332
Total Revenue	$149,466	$123,901	$104,438

Service and Support

Candela believes that quick and effective delivery of service is important to our customers. We strive to respond to service calls within 24 hours and to complete a call within 48 hours to minimize practitioner disruption. Our principal service center and parts depot is located at our Wayland, Massachusetts headquarters. Parts depots are also located at our sales offices in Japan, Spain, Portugal, Italy, Germany and France. Independent distributors also maintain parts depots.

We also believe a highly trained and qualified service staff is important to product reliability. Distributors and subsidiaries have the primary responsibility of servicing systems within their territories. Their service personnel are required to attend formal training to become authorized. We provide service training in Asia, Europe and the United States. In addition, we have service and technical support staff in each of our markets worldwide.

Post-warranty product maintenance and repair provides an additional recurring source of revenue. Customers may elect to purchase a service contract or purchase service on a time-and-materials basis. Candela’s service contracts offer a range of service levels and options, including additional clinical support. The contract terms generally run in 12 or 24-month intervals.

Candela emphasizes education and support of its customers. Periodic device calibration/verification, coupled with the continuous training of our service providers, helps to ensure product reliability. We extend prompt and courteous technical and clinical support to our customers when needed.

Manufacturing and Raw Materials

We design, assemble, and test our branded products at our Wayland, Massachusetts facility. Ensuring adequate and flexible production capacity, applying lean manufacturing techniques, continually reducing costs, and maintain superior product quality are top priorities of our manufacturing organization. We achieve our goals by:

•       working closely with the research and development organization, including significant early involvement in product design

•       continually improving our just-in-time manufacturing and inventory processes

•       effectively managing and working closely with a limited number of the most qualified suppliers

•       applying the latest cell manufacturing techniques

Our facility has ISO 13485 certification and has established and is maintaining a quality system that meets the requirements of ISO 13485:2003 and CAN/CSA-ISO 13485. The ISO 13485 certification provides guidelines for the quality of company systems associated with the design, development, production, servicing and distribution of medical lasers and accessories. ISO 13485 standards are European quality requirements and CAN/CSA-ISO 13485 is a Canadian quality requirement, all specifically relating to the design of medical devices.

Our products are manufactured with standard components and subassemblies supplied by third party manufacturers to our specifications. We purchase certain components and subassemblies from a limited number of suppliers.

If our suppliers are unable to meet our requirements on a timely basis, our production could be interrupted until we obtain an alternative source of supply. To date, we have not experienced significant delays in obtaining dyes, optical and electro-optical components, electronic components, Alexandrite rods and other raw materials for our products. We believe that over time alternative component and subassembly manufacturers and suppliers can be identified if our current third party manufacturers and suppliers fail to fulfill our requirements.

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

•       light-tissue interaction

•       clinical research

•       aesthetic laser applications

•       engineering and design of medical laser devices

•       collaborative research with leading academic and medical institutions

As we discover new technologies or applications with commercial potential, we assemble a team to develop the new product or application in cooperation with leading physicians and medical and research institutions. In the United States in particular, we must receive United States Federal Drug Administration (“FDA”) clearance before marketing new products or applications.

Our research and development team works with our operations group to design our products for ease of manufacturing and assembly and with our marketing group to create and respond to market opportunities. We believe this interaction between functional groups facilitates the introduction of new products with the right balance of features, clinical benefits, performance, quality, and cost. To date our research and development effort has relied primarily on internal development building on our core technologies rather than through acquisition.

In addition, Candela conducts joint research with physicians affiliated with various medical and research institutions. One example of technology developed through joint research is our Dynamic Cooling Device was developed in conjunction with the Beckman Laser Institute at the University of California, Irvine. We anticipate continuing joint research and licensing arrangements with medical research institutions.

Our expenditures on research and development are set forth in Item 7.

Backlog

We have not typically maintained a significant backlog. As a result, we do not believe that our backlog at any particular date is necessarily an accurate predictor of revenue for any succeeding period.

Customers

Our sales are not dependent on any single customer or distributor, and we continue to expand our distribution channel worldwide through direct and indirect sales forces. We experience some seasonal reduction of our product sales in our first fiscal quarter due to the summer holiday schedule of physicians and their patients.

Competition

Competition in the aesthetic and cosmetic laser industry is intense and technological developments are expected to continue at a rapid pace. Although there are several manufacturers of aesthetic and cosmetic lasers, we believe Candela is one of only a few companies that offer a broad range of technologies and products able to address multiple clinical applications. Unlike Candela, few of our competitors focus exclusively on the cosmetic and aesthetic laser market and several rely on a single technology which can be limiting. We compete on the basis of proprietary technology, product features, performance, service, price, and reputation. Some of our competitors have greater financial, marketing, and technical resources than we do. Moreover, some competitors have developed, and others may attempt to develop, products with applications similar to ours. We believe that many factors will affect our competitive position in the future, including our ability to:

•       develop and manufacture new products that meet the needs of our markets

•       respond to competitive developments and technological changes

•       manufacture our products at lower cost

•       retain a highly qualified research and engineering staff

•       provide sales and service to a worldwide customer base

•       maintain and improve product reliability

Proprietary Rights

We have numerous patents and have a number of patent applications pending to protect our rights in certain technical aspects of our hair removal, benign vascular lesion, pigmented lesion, and other laser systems. The expiration dates for our issued patents range from December 8, 2006 to December 6, 2019.

In addition to our portfolio of patents issued and pending, we license patented technology from third parties. We use our patented Dynamic Cooling Device (DCD) under a license agreement to patent rights owned by the Regents of the University of California (“Regents”). In August 2000, we obtained exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch, Inc. (“Cool Touch”)) in the following fields of use:  procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch obtained a license to the DCD on a co-exclusive basis with Candela, in certain narrower fields of use. Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of Candela. Candela is entitled to one-half of all royalty income payable to the Regents from Cool Touch. Under the agreement, Candela no longer is required by the Regents to negotiate sublicenses to third parties. However, Candela is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use.

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

Despite our efforts to protect our intellectual property, unauthorized third parties may attempt to copy aspects of our products, to violate our patents, or to obtain and use our proprietary information. In addition, the laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the United States  The loss of any material patent, trademark, trade name, trade secret, or copyright could hurt our business, results of operations, and financial condition.

We believe that our products do not infringe the rights of third parties, although one party is presently asserting that our products infringe their patents (see Item 3). However, we cannot be certain that third parties will not assert infringement claims against us in the future or that any such assertion will not result in costly litigation or require us to obtain a license to third party intellectual property. In addition, we cannot be certain that such licenses will be available on reasonable terms or at all, which could hurt our business, results of operations, and financial condition.

Government Regulation

FDA’s Premarket Clearance and Approval (“PMA”) Requirements.   Unless an exemption applies, each medical device that we wish to market in the U.S. must receive either “510(k) clearance” or PMA in advance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain and generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

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

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to submit a pre-market notification requiring 510(k) clearance. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained. We have modified some of our 510(k) cleared devices but have determined that, in our view, new 510(k) clearances are not required. We cannot be certain that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to seek 510(k) clearance for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.

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

A clinical trial may be required in support of a 510(k) submission or PMA application. Such trials generally require an Investigational Device Exemption (“IDE”) application approved in advance by the FDA for a limited number of patients, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin once the IDE application is approved by the FDA and the appropriate institutional review boards are at the clinical trial sites.

To date, the FDA has deemed our products to be class II devices eligible for the 510(k) clearance process. We believe that most of our products in development will receive similar treatment. However, we cannot be certain that the FDA will not deem one or more of our future products to be a class III device and impose the more burdensome PMA approval process.

Pervasive and Continuing FDA Regulation.   A host of regulatory requirements apply to marketed devices such as our laser and light-based products, including labeling regulations, the Quality System Regulation (which requires manufacturers to follow design, testing, control, documentation, and other quality assurance procedures), the Medical Device Reporting regulation (which requires that manufacturers report to the FDA certain types of adverse events involving their products), and the FDA’s general prohibition against promoting products for unapproved or “off label” uses. Our Class II devices can have special controls such as performance standards, post-market surveillance, patient registries, and FDA guidelines that do not apply to class I devices. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition, and results of operations.

We are subject to inspection and market surveillance by the FDA for compliance with regulatory requirements. If the FDA finds that we have failed to comply with applicable requirements, the agency can institute a wide variety of enforcement actions. The FDA sometimes issues a public warning letter but also may pursue more drastic remedies, such as refusing our requests for 510(k) clearance or PMA approval of new products, withdrawing product approvals already granted to us, requiring us to recall products, or asking a court to require us to pay civil penalties or criminal fines, adhere to operating restrictions, or close down our operations. Ultimately, criminal prosecution is available to the FDA as punishment for egregious offenses. Any FDA enforcement action against us could hurt our business, financial condition, and results of operation.

Other United States Regulation.   We also must comply with numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and hazardous substance disposal. We cannot be sure that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not hurt our business, financial condition, and results of operations.

Foreign Regulation.   International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Companies are now required to obtain the CE Mark prior to sale of certain medical devices within the European Union. During this process, the sponsor must demonstrate compliance with ISO manufacturing and quality requirements.

Candela and its products may also be subject to other federal, state, local, or foreign regulations relating to health and safety, environmental matters, quality assurance, and the like. To date, Candela’s compliance with laws that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment has not had a material effect on its ongoing operations. Candela has not made any material expenditure for environmental control facilities. However, we cannot be certain that we will not be required to incur significant costs to comply with such laws and regulations in the future.

Product Liability and Warranties

Our products are generally covered by a standard warranty, with an option to purchase extended warranty contracts at the time of product sale or service contracts after the time of sale. We maintain a reserve based on anticipated standard warranty claims. We believe such reserves to be adequate, but in the event of a major product problem or recall, such reserves may be inadequate to cover all costs, and such an event could have a material adverse effect on our business, financial condition, and results of operations.

Our business involves the inherent risk of product liability claims. We believe that we maintain appropriate product liability insurance with respect to our products. We cannot be certain that with respect to our current or future products, such insurance coverage will continue to be available on terms acceptable to us or that such coverage will be adequate for liabilities that may actually be incurred.

The Skin Care Centers

In 1996, we began an effort to own and operate skin care centers offering cosmetic laser treatments utilizing our equipment along with other cosmetic services traditionally offered by high-end spas. We pursued this strategy by purchasing a spa in Boston, Massachusetts in 1996, and opening a new facility in Scottsdale, Arizona in 1997. We subsequently decided to discontinue our skin care center efforts. We closed our Scottsdale facility in 1997 and the Boston facility in 2003.

Applied Optronics

In 2003, Candela acquired substantially all of the assets of Applied Optronics, the diode division of Schwartz Electro-Optics, Inc. Applied Optronics was a leading manufacturer of high-powered, pulsed and CW diode lasers, and was a component supplier to the OEM market that serves a variety of industries including the military, medical, industrial, research and robotics fields. Applied Optronics was the lead supplier of the diodes for our Smoothbeam® diode laser system. The Applied Optronics operation, located in South Plainfield, New Jersey, generates revenue from diode sales to third-party customers.

Employees

As of July 1, 2006, we employed 334 employees, 252 in the United States and 82 internationally. None of our employees are subject to collective bargaining agreements.

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

Forward-looking and Cautionary Statements

Certain statements contained in this Annual Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, Candela’s representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may identify such forward-looking statements. Such forward looking statements include but are not limited to: that we have the necessary infrastructure in place to capitalize on expansion; the affordability of our products will allow for expansion; that we can lower production costs; or that the market will expand beyond baby boomers. Candela assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A “Risk Factors”, are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Annual Report, in Candela’s filings with the Securities and Exchange Commission, or in materials incorporated therein by reference.

Item 1A.                Risk Factors.

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

Unfavorable results in our intellectual property litigation with Palomar Medical Technologies may result in significant decline to our stock price.

On August 9, 2006, one of our competitors, Palomar Medical Technologies (“Palomar”), alleged that the manufacture, use and sale of our products for laser hair removal infringe a certain United States patent. Public announcements concerning this litigation that are unfavorable to us may result in significant declines in our stock price. An adverse ruling or judgment in this matter could cause our stock price to decline significantly.

Litigation with Palomar will be expensive and protracted, and our intellectual property position may be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in the pending lawsuits, litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business. See Item 3—“Legal Proceedings.”

Because we derive more than half of our revenue from international sales, including approximately 20% of our revenue from Japan and the Asia-Pacific marketplace in fiscal 2006, we are susceptible to currency fluctuations, negative economic changes taking place in Japan and the Asia-Pacific marketplace, and other risks associated with conducting business overseas.

We sell more than half of our products and services outside the United States. International sales, consisting of sales from our subsidiaries in Germany, Spain, Italy, France and Japan, and sales shipped directly to international locations from the United States, accounted for 56% of our revenue for fiscal year 2006, and we expect that they will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales. In particular, significant fluctuations in the exchange rates between the United States dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation. Other risks associated with international sales that we currently face or have faced in the past include:

•       longer payment cycles common in foreign markets

•       failure to obtain or significant delays in obtaining necessary import or foreign regulatory approvals for our products

•       difficulties in staffing and managing our foreign operations

The failure to obtain Alexandrite rods for the GentleLASE® system from our sole supplier would impair our ability to manufacture and sell the GentleLASE® system.

We use Alexandrite rods to manufacture the GentleLASE® system, which accounts for a significant portion of our total revenues. We depend exclusively on our contract manufacturer to supply these rods, for which no alternative supplier meeting our quality standards exists. We cannot be certain that our contract manufacturer will be able to meet our future requirements at current prices or at all. To date, we have been able to obtain adequate supplies of Alexandrite rods in a timely manner, but any extended interruption in our supplies could hurt our results.

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

•       possible delays in market acceptance of our new products

Customer behavior

•       changes in or extensions of our customers’ budgeting and purchasing cycles

•       changes in the timing of product sales in anticipation of new product introductions or enhancements by us or our competitors

Company operations

•       absence of significant product backlogs

•       our effectiveness in our manufacturing process

•       unsatisfactory performance of our distribution channels, service providers, or customer support organizations

•       timing of any acquisitions and related costs

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

The types of medical devices that we seek to market in the United States generally must receive either “510(k) clearance” or “PMA approval” in advance from the United States Food and Drug Administration (FDA) pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer. To date, the FDA has deemed our products eligible for the 510(k) clearance process. We believe that most of our products in development will receive similar treatment. However, we cannot be sure that the FDA will not impose the more burdensome PMA approval process upon one or more of our future products, nor can we be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

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

Our industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the United States until such patents are issued and are maintained in secrecy for a period of time outside the United States. Accordingly, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications of others. Any claims of patent infringement would be time-consuming and could:

•       result in costly litigation

•       divert our technical and management personnel

•       cause product shipment delays

•       require us to develop non-infringing technology

•       require us to enter into royalty or licensing agreements

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

•       successfully manage any joint ventures or collaborations

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

We face risks associated with product warranties.

We could incur substantial costs as a result of product failures for which we are responsible under warranty obligations.

The expense and potential unavailability of insurance coverage for our customers could adversely affect our ability to sell our products and negatively impact our financial condition.

Some of our customers and prospective customers have had difficulty in procuring or maintaining liability insurance to cover their operation and use of our products. Medical malpractice carriers are withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using our products and, industry-wide, potential customers may opt against purchasing laser and other light-based products due to the cost of or inability to procure insurance coverage.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a report by our management on our internal control over financial reporting. Such report must contain an assessment by management of the effectiveness of our internal control over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal control is effective. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our brand and operating results could be harmed. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.

Therefore, even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our reporting obligations, which could have a material adverse effect on our business.

Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention.

Item 1B.               Unresolved Staff Comments.

Not applicable.

Item 2.                        Properties.

We lease two facilities totaling approximately 38,000 square feet for our operations in Wayland, Massachusetts, which is located approximately 20 miles west of Boston. The leases on these facilities expire March 2008. We also lease a 12,000 square foot facility in South Plainfield, New Jersey for our diode operation. This lease ends on October 31, 2008. Candela’s management believes that its current facilities are suitable and adequate for our near-term needs.

Candela’s subsidiaries currently lease the following facilities:

•       Candela Skin Care Center of Boston, Inc., 20,728 square feet located in Boston, MA. The lease on this facility is for a period of 15 years, and commenced on June 1, 1994. Future rent payments have been accounted for in our restructuring reserve.

•       Candela KK.—We lease 4 offices in Japan in Tokyo, Osaka, Nagoya, and Fukuoka. These leases expire between September 16, 2006 and May 23, 2008.

•       Candela Iberica, S.A.. We lease two locations in Lisbon, Portugal and Madrid, Spain. These leases expire on September 29, 2008 and December 31, 2006, respectively.

•       Candela Deutschland GmbH. The lease on this facility in Neu Isenberg, Germany expires on October 31, 2006.

•       Candela France SARL. The lease on this facility in Villebou Sur Yvette, France expires on May 1, 2011.

•       Candela Italia. The lease on this facility in Formello, Italy expires on June 30, 2007.

Item 3.                        Legal Proceedings.

On August 9, 2006, Palomar Medical Technologies, Inc. (“Palomar”) filed suit against Candela in the United States District Court for the District of Massachusetts, asserting infringement by Candela of U.S. Patent No. 5,735,844. On August 10, 2006, we filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222. Palomar served its complaint and summons on Candela on August 15, 2006. Candela served its complaint and summons on Palomar on August 10, 2006. Candela believes that it has meritorious defenses against Palomar’s allegations in its complaint. Both parties seek to recover compensatory and treble damages, as well as attorneys’ fees and an injunction against the other party.

While Candela intends to vigorously contest Palomar’s allegations, and to pursue its own claims against Palomar, each lawsuit is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome in Palomar’s case against could materially hurt our business, financial condition, results of operations and cash flows.

From time to time, Candela is party to various legal proceedings incidental to its business. Candela believes that none of the legal proceedings, other than Palomar, that are presently pending, if adversely decided against us, will have a material adverse effect upon its financial position, results of operations, or liquidity.

Item 4.                        Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.                        Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Candela’s common stock trades on The NASDAQ National Market under the symbol “CLZR.”

At September 11, 2006, there were approximately 314 holders of record of our common stock and the closing sale price of our common stock was $10.43.

The following table sets forth quarterly high and low closing sales prices of the common stock for the indicated fiscal periods:

	High	Low
Fiscal 2005
First Quarter	$12.52	$7.85
Second Quarter	12.08	7.96
Third Quarter	12.58	8.35
Fourth Quarter	10.99	8.56
Fiscal 2006
First Quarter	$11.62	$9.50
Second Quarter	15.47	8.99
Third Quarter	22.81	14.35
Fourth Quarter	24.08	14.10

Dividend Policy

We have never paid a cash dividend and have no present intention to pay cash dividends in the foreseeable future. We intend to retain any future earnings for use in our business.

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

	For the Year Ended
Consolidated Statement of Operations Data:	July 1, 2006	July 2, 2005	July 3, 2004	June 28, 2003	June 29, 2002
	(in thousands, except per share data)
Revenue:
Lasers and other products	$121,838	$102,323	$87,965	$68,072	$45,957
Product-related service	27,628	21,578	16,473	10,579	12,731
Total revenue	149,466	123,901	104,438	78,651	58,688
Cost of sales:
Lasers and other products	54,748	45,235	36,413	30,641	20,396
Product related service	20,869	17,918	14,860	7,992	11,205
Litigation related charges	—	4,829	—	—	—
Total cost of sales	75,617	67,982	51,273	38,633	31,601
Gross profit:	73,849	55,919	53,165	40,018	27,087
Operating expenses:
Selling, general and administrative	44,297	40,165	33,978	24,519	24,832
Research and development	8,879	6,890	5,302	4,545	4,644
Litigation related charges	—	773	—	—	—
Total operating expenses	53,176	47,828	39,280	29,064	29,476
Income (loss) from operations:	20,673	8,091	13,885	10,954	(2,389)
Other income (expense):
Interest income	1,748	640	308	651	546
Other income (expense), net	(19)	(73)	905	(262)	11
Total other income	1,729	567	1,213	389	557
Income (loss) from continuing operations before income tax:	22,402	8,658	15,098	11,343	(1,832)
Provision for (benefit from) income taxes	7,468	2,194	4,586	3,516	(421)
Income (loss) from continuing operations	14,934	6,464	10,512	7,827	(1,411)
Discontinued operations:
Loss from discontinued skin care center operations of $473, $1468, and $964, and less income tax benefit of $175, $455, and $221, and respectively	—	—	(298)	(1,013)	(743)
Gain (loss) on disposal of skin care center, including revision of leasehold obligations of $1,374 and provision for operating losses of $(3,348) less income tax of $(515) and income tax benefit of $1,253	—	859	(2,095)	—	—
Net income (loss)	$14,934	$7,323	$8,119	$6,814	$(2,154)
Net income (loss) per share of common stock
Basic:
Income (loss) from continuing operations	$0.65	$0.29	$0.48	$0.39	(0.07)
Income (loss) from discontinued operations	—	0.04	(0.11)	(0.05)	(0.04)
Net income (loss)	$0.65	$0.33	$0.37	$0.34	$(0.11)
Diluted:
Income (loss) from continuing operations	$0.62	$0.28	$0.46	$0.38	(0.07)
Income (loss) from discontinued operations	—	0.04	(0.10)	(0.05)	(0.04)
Net income (loss)	$0.62	$0.32	$0.36	$0.33	$(0.11)
Basic weighted average shares outstanding	23,017	22,388	21,902	20,083	20,106
Diluted weighted average shares outstanding	23,948	23,073	22,712	20,645	20,106

	For the Year Ended
Consolidated Balance Sheet Data:	July 1, 2006	July 2, 2005	July 3, 2004	June 28, 2003	June 29, 2002
Cash, restricted cash, and cash equivalents	$40,360	$56,383	$37,139	$31,813	$19,657
Marketable securities	27,332	—	—	—	—
Marketable securities (long-term portion)	11,953	—	—	—	—
Working capital	78,582	70,378	61,387	47,307	35,642
Total assets	149,176	116,816	100,479	80,501	67,130
Long-term debt	—	—	—	—	2,115
Total stockholders’ equity	100,012	74,339	66,769	53,348	40,853

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item1A. “Risk Factors” as well as other risks and uncertainties referenced in this Annual Report on Form 10-K.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition.   We generally recognize revenue upon shipment of product to customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by SAB No. 104, Revenue Recognition in Financial Statements. Credit is not extended to customers and revenue is not recognized until collectibility is reasonably assured. Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period. Revenue from service administered by us that is not covered by a service contract is recognized as the services are provided. In certain instances, we may sell products together with extended warranties or maintenance contracts. The revenue recognized per element is determined by allocating the total sales price to each element, based on the relative fair values in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables”.  Separately priced extended warranty and maintenance products are accounted for over the life of the contract. Unearned revenue is reported on the balance sheet as deferred revenue.

Allowance for Doubtful Accounts.   Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of customers when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available. We will also provide a general reserve based on the aging of the accounts and notes receivable based on historical experiences of write-offs.

As of July 1, 2006, our accounts receivable balance of $34.3 million is reported net of allowances for doubtful accounts of $1.8 million. We believe our reported allowances at July 1, 2006, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made.

Inventory Reserves.   As a designer and manufacturer of high technology equipment, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of July 1, 2006, our inventory of $16.7 million is stated net of inventory reserves of $0.6 million. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Fair Value of Financial Instruments.   Carrying amounts of the our financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. The fair value of marketable securities is based on quoted market prices.

Product Warranties.   Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at July 1, 2006, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Stock based compensation.   Effective July 3, 2005, we implemented the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 revised (“SFAS No. 123R”) and Staff Accounting Bulletin 107 (“SAB 107”) for all share-based compensation that was not vested as of July 2, 2005. We adopted SFAS No. 123R using a modified prospective application, as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, we were required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Compensation cost will be recognized over the period that an employee provides service in exchange for the award

The fair value of each option/SARS award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model incorporating various assumptions. Expected volatility is determined using both current and historical implied volatilities of the underlying stock which is obtained from public data sources. The expected life of the options is based on historical observations adjusted for the estimated exercise dates of unexercised options/SARS. Additionally, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The average risk-free interest rate is based on the U.S. treasury security rate with a term to maturity that approximates the option’s expected life as of the grant date. The forfeiture rate is based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from from these estimates.

Prior to July 3, 2005, we followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. We elected to apply APB 25 in accounting for its stock option incentive plans.

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the common stock at the date of grant, thereby resulting in no recognition of compensation expense. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

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

Overview

We research, develop, manufacture, market, sell and service lasers and light-based products used to perform aesthetic and cosmetic procedures. We sell our lasers and light-based products principally to medical practitioners. Candela markets its products directly and through a network of distributors to end users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently, we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists, and general and vascular surgeons. We derive our revenue from the sale of lasers, light-based devices, and other products, and product-related services.

We sell products worldwide through our direct sales force and independent distributors.

We typically assemble products in our Wayland, Massachusetts, facility in the quarter in which they are shipped, and backlog has not been significant. We experience some seasonal reduction of our product sales in our first fiscal quarter due to the summer holiday schedule of physicians and their patients.

Our products are generally covered by a standard warranty, with an option to purchase extended warranty contracts at the time of product sale or service contracts after the time of sale.  Distributor sales generally include a parts warranty only. The anticipated cost associated with the standard warranty coverage is accrued at the time of shipment as a cost of sales. Any costs associated with product installation are also recognized as costs of sales. Both such anticipated and actual costs have no associated revenue and therefore reduce the gross profit from product-related service revenue.

Product-related service revenue consists of revenue from maintenance and repair services and the sale of spare parts and consumables. We derive revenue from extended service contracts, which are typically for a 12 or 24-month period, and the revenue is initially deferred and recognized over the life of the service contract. In addition, we provide on-site service worldwide on a time-and-materials basis directly or through our distributors.

International revenue, consisting of sales from our subsidiaries in Germany, France, Italy, Spain, and Japan, and sales consisting of products shipped from the United States directly to international locations from the United States during the fiscal years ended July 1, 2006, July 2, 2005, and July 3, 2004 represented 56%, 54%, and 52% of total sales, respectively.

Our fiscal year consists of the 52 or 53-week period ending on the Saturday closest to June 30 of each year. The years ended July 1, 2006, July 2, 2005, and July 3, 2004 contained 52, 52, and 53 weeks, respectively.

Results of Operations

The following tables set forth selected financial data for the periods indicated, expressed as a percentage of total revenue.

	For the Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Revenue Mix:
Lasers and other products	81.5%	82.6%	84.2%
Product-related service	18.5%	17.4%	15.8%
Total revenue	100.0%	100.0%	100.0%
Operating Ratios:
Gross profit:
Lasers and other products	44.9%	46.1%	49.4%
Product-related service	4.5%	2.9%	1.5%
Litigation related charges	—	-3.9%	—
Total gross profit	49.4%	45.13%	50.9%
Operating expenses:
Research and development	5.9%	5.6%	5.1%
Selling, general & administrative	29.7%	32.4%	32.5%
Litigation related charges	—	0.6%	—
Total operating expenses	35.6%	38.6%	37.6%
Income from operations	13.8%	6.5%	13.3%
Total other income	1.2%	0.5%	1.2%
Income from continuing operations before income taxes	15.0%	7.0%	14.5%
Provision for income taxes	5.0%	1.8%	4.4%
Income from continuing operations	10.0%	5.2%	10.1%

Fiscal Year Ended July 1, 2006 Compared to Fiscal Year Ended July 2, 2005

Revenue.   Total revenue increased $25.6 million or 20.6% to $149.5 million in fiscal 2006 from $123.9 million in fiscal 2005. Increases in unit sales accounted for the increase. The increase was due primarily to strong growth for the GentleLASE® systems, GentleYAG® systems and the introduction of the newer Vbeam® models. The increase is also attributable to the exclusive arrangement with McKesson’s Medical Surgical Division in 2006.

International revenue increased $13.8 million over the prior year and accounted for 56% of total revenue for fiscal 2006 in comparison to 54% for fiscal 2005. Of the $13.8 million increase, approximately $8.8 million was related to increases in sales to Latin America, which represents a 136% increase in that region. Sales in Europe increased approximately 13%, representing a $4 million increase in Europe compared to 2005. The large growth internationally resulted from our sales force expansion and distributor networks and new product introductions.

Product-related service revenue increased 28% to $27.6 million in fiscal 2006 from $21.6 million in fiscal 2005. This increase was consistent with the increase in systems sold over the past few years and increase in renewal contracts.

Gross Profit.   Gross profit increased approximately $17.9 million to $73.8 million or 49% of revenue in fiscal 2006 from $55.9 million, or 45% of revenue in fiscal 2005, as a direct result of the increase in revenue. Excluding the Regents litigation-related charges, gross profit would have increased $13.1 million from $60.7 million, or 49% of revenue compared to fiscal 2005. As a percentage of revenue, 2006 gross profit is comparable to prior year excluding the Regents litigation-related charges incurred in 2005 which related to the proceeding against the Regents.

Research and Development Expense.   Research and development spending increased $2 million to $8.9 million compared to $6.9 million for fiscal year 2005.  This increase was primarily attributable to $1.3 million of higher personnel expense due primarily to increased headcount, stock-based compensation and $0.7 million of other research and development related costs. As a percentage of revenue, research and development expenses were approximately 6% for 2006 and 2005.

Selling, General and Administrative Expense.   Selling, general and administrative expense increased to $44.3 million or 30% of revenue during fiscal 2006 compared to $40.2 million or 32% during fiscal 2005. Of the $4.1 million increase, $2.3 million was due to higher personnel expense for increased headcount, higher commission expense due to increased revenue, and stock-based compensation. The increase is also attributable to a $1 million increase in marketing-related expenses such as customer-related work-shops, advertising, trade shows, and an increase of $1 million due to an increase in legal and audit fees, excluding the litigation related charges in 2005, offset by a decrease in bad debt expense of approximately $0.4 million.

Other Income/Expense.   Total other income increased $1.2 million for the fiscal year 2006 to $1.7 million, from $0.6 million for the fiscal year 2005.  This increase is related primarily to interest earned from the increase in our cash and cash equivalents, marketable securities and long-term investments and an increase in interest rates.

Income Taxes.   The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries. The Company recorded a 33% effective tax rate for the year ended July 1, 2006 compared to a 27% effective tax rate for the year ended July 2, 2005. The provision for income taxes for the year ended July 1, 2006, includes a tax provision calculated for taxable income generated at the foreign subsidiaries at rates in excess of the United States statutory tax rate. The Company has a decreasing benefit from the Extraterritorial Income Exclusion which is phasing out through 2006. During the year ended July 2, 2005, the Company recorded a benefit for the utilization of deferred tax assets which was not applicable during the current fiscal year.

Fiscal Year Ended July 2, 2005 Compared to Fiscal Year Ended July 3, 2004

Revenue.   Total revenue increased $19.5 million or 18.6% to $123.9 million in fiscal 2005 as compared to $104.4 million in fiscal 2004. Increases in unit sales and the average selling price per unit accounted for the increase. We sold approximately 180 additional laser systems during fiscal 2005 as compared to 2004 with an average selling price approximately 4% higher than that of the prior year. International revenue, consisting of sales from our subsidiaries in Germany, Spain, France and Japan, and sales shipped directly to international locations from the U.S., increased $11.9 million over the prior year and accounted for 54% of total revenue for fiscal 2005 in comparison to 52% for fiscal 2004. Of the $11.9 million increase, approximately $5.2 million was related to increases in sales to South America. This represents an almost 400% increase in that region. Sales in Europe increased approximately 15.6%, or $4.1 million and sales in Asia increased 9.6% or $2.6 million over sales during fiscal 2004. Product-related service revenue increased 31% to $21.6 million in fiscal 2005 from $16.5 million in fiscal 2004. This increase was consistent with the increase in systems sold over the past few years and the need for general maintenance and parts on these systems.

Gross Profit.   Gross profit increased approximately $2.7 million to $55.9 million or 45% of revenue in fiscal 2005 from $53.2 million or 51% of revenue in fiscal 2004 as a direct result of the increase in sales. Excluding the Regents litigation-related charges, gross profit would of increased $7.6 million, or 14%, to approximately $60.7 million or 49% of sales during fiscal 2005. Gross profit on lasers and other products increased $5.5 million or 11% to $57.1 million or 46% of revenue in fiscal 2005 from $51.5 million or 49% of revenue in fiscal 2004. Gross profit on product-related services in fiscal 2005 increased $2.0 million to $3.6 million or 3% of revenue compared to $1.6 million or 2% of revenue for fiscal 2004. The increase in gross profit on product-related services is due primarily to efforts in the service group to increase the profitability of that organization.

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

Income Taxes.   The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries. We recorded a 27% effective tax rate for the year ended July 2, 2005 compared to a 30% effective tax rate for the year ended July 3, 2004. The provision for income taxes for the year ended July 2, 2005, includes a tax provision calculated for taxable income generated in Japan and Spain at rates in excess of the U.S. statutory tax rate.

Discontinued Operations

On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure is accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, in fiscal year 2004, we recorded a $2,095 charge for the accrual of $3,000 of future occupancy costs, primarily relating to future lease payments for the Boston facility, and $348 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,253.

During fiscal year 2005, the landlord for the Boston facility secured a sublease for that property. The sublessee commenced making payments to the landlord during December of 2004. As a result of these and future payments scheduled under the sublease, we revised the estimated future costs associated with the Boston facility and, in the fiscal year 2005, reversed approximately $859 of the restructuring reserve. This reversal represents the aforementioned anticipated economic benefit due to sublessee payments of $1,703, net of legal and other fees of approximately $329 and income taxes of approximately $515.

Liquidity and Capital Resources

Our cash and cash equivalents, and marketable securities at July 1, 2006 totaled $79.6 million compared with $56.4 million at July 2, 2005. We continue to have no long-term debt.  We believe that the combination of existing cash and cash equivalents, and marketable securities on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, nor that any such required additional capital will be available on reasonable terms, if at all, as it becomes required.

Cash provided by operating activities amounted to $14.4 million for fiscal 2006 as compared to $19 million for fiscal 2005. This decrease in cash provided by operating activities was due to an increase in inventories to support the increase in revenue.

Cash used by investing activities amounted to $40 million compared to $0.6 million for fiscal 2005. This increase reflects the purchase of held-to-maturity investments.

Cash provided by financing activities amounted to $8.9 million for the fiscal year 2006 compared to $1.0 million for the prior year. The increase reflects proceeds from the issuance of stock to employees under the existing stock option plan and resulting tax benefits.

Debt Instruments and Related Covenants

We maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate of LIBOR plus 2.25%. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of July 1, 2006 or July 2, 2005.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and the license agreement with the Regents. The table below in the next section titled “Contractual Obligations” shows the amounts of our operating lease commitments and purchase commitments payable by year. For liquidity purposes, we choose to lease our facilities and automobiles instead of purchasing them.

Contractual obligations

In August 2000, Candela obtained exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch, Inc. (“Cool Touch”)) in the following fields of use:  procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, a subsidiary of New Star Technology, Inc. obtained a license to the DCD on a co-exclusive basis with Candela, in certain narrower fields of use. Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of Candela. Candela is entitled to one-half of all royalty income payable to the Regents from Cool Touch. Under the amended agreement, Candela no longer is required by the Regents to negotiate sublicenses to third parties. However, Candela is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use.

We recognized royalty expense of $9.2 million and $2.6 million for fiscal 2005 and 2004, respectively, based on the license agreement with the Regents. Included in the fiscal 2005 expense of $9.2 million is $4.8 million of expense for the third quarter charge taken related to the Regents arbitration decision. Of that $4.8 million, $1.3 million related to fiscal 2005, $3.0 million related to fiscal 2004 and 0.5 million related to prior years (see note 13).

Effective July 3, 2005, we amended certain portions of our agreement with the Regents whereby for the annual license fee of $0.3 million, our royalty obligation will be reduced to 3% from its prior level of 6%. The annual fee of $0.3 million was paid by a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of July 1, 2006 was nine years. This reduced royalty rate and the amortization of the annual license fee payment is reflected in our financial statements as of July 1, 2006. The unamortized portion of the license fee payment is reflected in prepaid licenses in the July 1, 2006 balance sheet. We recognized royalty expense of $3.6 million for fiscal year 2006.

Outstanding contractual obligations are reflected in the following table:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
	(in thousands)
Royalty commitments	$5,250	$1,000	$2,000	$1,250	$1,000
Operating leases	$2,813	$1,267	$1,406	$140	$—
Total contractual cash obligations	$8,063	$2,267	$3,406	$1,390	$1,000

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. The statement replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires companies to apply voluntary changes in accounting principles retrospectively whenever practicable. The requirements are effective for us beginning in fiscal 2007. Adoption of the Statement will have a significant impact on our consolidated financial statements to the extent that we change our accounting principles in the future.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the impact that FIN 48 will have on our consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk.

We have cash equivalents and marketable securities that primarily consist of money market mutual funds, certificates of deposit, US government securities and fixed income corporate securities. The majority of these investments have maturities within one to five years. We believe that our exposure to interest rate risk is minimal due to the term and type of our investments and those fluctuations in interest rates would not have a material adverse effect on our results of operations.

We have international subsidiaries that transact business in both local and foreign currencies and therefore we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our results and financial condition. From time to time, we may enter into foreign currency exchange and option contracts to reduce our exposure to foreign currency exchange risk and variability in operating results due to fluctuation in exchange rates underlying the value of current transactions and anticipated transactions denominated in foreign currencies. These contracts obligate us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These contracts are denominated in the same currency in which the underlying transactions are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings generally in the same period as exchange gains and losses on the underlying foreign denominated receivables are recognized.  We do not engage in foreign currency speculation.

We had three forward exchange contracts outstanding serving as a hedge of our Euro and Yen denominated intercompany receivables in the notional amount of approximately 1.7 million Euros and 196 million Yen at July 1, 2006. These contracts serve as hedges of a substantial portion of our Euro-denominated and Yen intercompany balances. The fair value of the foreign currency derivative contract outstanding at July 1, 2006 was approximately $3.8 million resulting in an unrealized gain of $47,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction.

Item 8.                        Financial Statements and Supplementary Data.

Candela Corporation and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Shareholders and Board of Directors
Candela Corporation
Wayland, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Candela Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of July 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Candela Corporation and subsidiaries maintained effective internal control over financial reporting as of July 1, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2006, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Candela Corporation and subsidiaries as of July 1, 2006 and July 2, 2005 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 1, 2006 and our report dated September 1, 2006 which expressed an unqualified opinion thereon.

By:	/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP
Boston, Massachusetts
September 1, 2006

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Candela Corporation
Wayland, Massachusetts

We have audited the accompanying consolidated balance sheets of Candela Corporation and subsidiaries as of July 1, 2006 and July 2, 2005 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended July 1, 2006. We have also audited the schedule listed in the accompanying index for the years ended July 1, 2006, July 2, 2005 and July 3, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Candela Corporation and subsidiaries at July 1, 2006 and July 2, 2005 and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule listed on the accompanying index presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Candela Corporation and subsidiaries’ internal control over financial reporting as of July 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 1, 2006, which expressed an unqualified opinion thereon.

By:	/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP
Boston, Massachusetts
September 1, 2006

CANDELA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 1, 2006 and July 2, 2005

	2006	2005
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$40,194	$56,383
Restricted cash	166	199
Marketable securities	27,332	—
Accounts receivable, (net of allowance for doubtful accounts of $1,831 and $2,065 in 2006 and 2005, repectively)	34,273	34,866
Notes receivable	1,611	805
Inventories, net	16,666	12,676
Other current assets	1,756	1,821
Total current assets	121,998	106,750
Property and equipment, net	3,302	3,240
Deferred tax assets	8,142	5,743
Prepaid licenses	3,402	878
Marketable securities (long-term portion)	11,953	—
Other assets	379	205
Total assets	$149,176	$116,816
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$15,968	$11,674
Accrued payroll and related expenses	5,728	4,830
Accrued warranty costs (current portion)	5,868	5,291
Income taxes payable	933	2,073
Sales tax payable	854	2,206
Royalties payable	764	1,661
Other accrued liabilities	3,672	1,298
Deferred revenue (current portion)	8,342	6,037
Current liabilities of discontinued operations	1,287	1,302
Total current liabilities	43,416	36,372
Accrued warranty costs (long-term portion)	3,761	3,355
Deferred revenue (long-term portion)	1,987	2,313
Long-term liabilities of discontinued operations	—	437
Total liabilities	49,164	42,477
Stockholders’ equity:
Common stock, $.01 par value, 60,000,00 shares authorized; 25,914,000 and 24,764,000 issued in 2006 and 2005, respectively	259	248
Treasury stock, 2,250,000 common shares in 2006 and 2005 at cost	(12,997)	(12,997)
Additional paid-in capital	64,234	54,027
Accumulated earnings	48,280	33,346
Accumulated other comprehensive income (loss)	236	(285)
Total stockholders’ equity	100,012	74,339
Total liabilities and stockholders’ equity	$149,176	$116,816

The accompanying notes are an integral part of the consolidated financial statements.

CANDELA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the years ended July 1, 2006, July 2, 2005 and July 3, 2004

	2006	2005	2004
	(in thousands, except per share data)
Revenue
Lasers and other products	$121,838	$102,323	$87,965
Product-related service	27,628	21,578	16,473
Total revenue	149,466	123,901	104,438
Cost of sales
Lasers and other products	54,748	45,235	36,413
Product-related service	20,869	17,918	14,860
Litigation related charges	—	4,829	—
Total cost of sales	75,617	67,982	51,273
Gross profit	73,849	55,919	53,165
Operating expenses:
Selling, general and administrative	44,297	40,165	33,978
Research and development	8,879	6,890	5,302
Litigation related charges	—	773	—
Total operating expenses	53,176	47,828	39,280
Income from operations	20,673	8,091	13,885
Other income (expense):
Interest income	1,748	640	308
Other income (expense), net	(19)	(73)	905
Total other income	1,729	567	1,213
Income from continuing operations before income taxes	22,402	8,658	15,098
Provision for income taxes	7,468	2,194	4,586
Income from continuing operations	14,934	6,464	10,512
Discontinued operations:
Loss from discontinued skin care center operations of $473 less income tax benefit of $175	—	—	(298)
Gain (loss) on disposal of skin care center including revision of leasehold obligations of $1,374 and operating losses of $(3,348) less income tax expense of $(515) and income tax benefit of $1,253, repectively.	—	859	(2,095)
Net income	$14,934	$7,323	$8,119
Net income per share of common stock
Basic:
Income from continuing operations	$0.65	$0.29	$0.48
Gain (loss) from discontinued operations	—	0.04	(0.11)
Net income	$0.65	$0.33	$0.37
Diluted:
Income from continuing operations	$0.62	$0.28	$0.46
Gain (loss) from discontinued operations	—	0.04	(0.10)
Net income	$0.62	$0.32	$0.36
Weighted average shares outstanding:
Basic	23,017	22,388	21,902
Diluted	23,948	23,073	22,712
Net income	$14,934	$7,323	$8,119
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	521	(713)	595
Comprehensive income	$15,455	$6,610	$8,714

The accompanying notes are an integral part of the consolidated financial statements.

CANDELA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended July 1, 2006, July 2, 2005, and July 3, 2004

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
	(in thousands)
Balance June 28, 2003	23,528	$235	$48,373	(2,250)	$(12,997)	$17,904	$(167)	$53,348
Sale of common stock under stock plans	979	9	4,618					4,627
Exercise of stock warrants	60	1	79					80
Net income						8,119		8,119
Currency translation adjustment							595	595
Balance July 3, 2004	24,567	246	53,069	(2,250)	(12,997)	26,023	428	66,769
Sale of common stock under stock plans	197	2	958					960
Net income						7,323		7,323
Currency translation adjustment							(713)	(713)
Balance July 2, 2005	24,764	248	54,027	(2,250)	(12,997)	33,346	(285)	74,339
Sale of common stock under stock plans	1,150	11	8,111					8,122
Net income						14,934		14,934
Stock-based compensation expense			1,285					1,285
Tax beneifit of stock exercise			811					811
Currency translation adjustment							521	521
Balance July 1, 2006	25,914	$259	$64,234	(2,250)	$(12,997)	$48,280	$236	$100,012

The accompanying notes are an integral part of the financial statements.

CANDELA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended July 1, 2006, July 2, 2005, and July 3, 2004

	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$14,934	$7,323	$8,119
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss of disposal of discontinued operations	—	(859)	2,095
Loss from discontinued operations	—	—	298
Amortization of share-based compensation expense	1,285	—	—
Depreciation and amortization	571	755	668
Provision (benefit) for bad debts	1,241	573	520
Provision for deferred taxes	(2,399)	233	955
Effect of exchange rate changes on foreign currency denominated assets and liabilities	95	(180)	26
Increase (decrease) in cash from working capital:
Accounts receivable	(681)	(1,801)	(7,663)
Notes receivable	(844)	(19)	62
Inventories	(3,561)	719	(2,134)
Other current assets	75	1,335	(2,550)
Other assets	(2,684)	427	(236)
Accounts payable	3,593	4,760	(91)
Accrued payroll and related expenses	882	(567)	707
Deferred revenue	2,243	2,731	548
Accrued warranty costs	620	2,091	1,776
Income taxes payable	(779)	(303)	(2,535)
Other accrued liabilities	(238)	1,698	767
Change in restricted cash	33	58	(200)
Net cash provided by operating activities	14,386	18,974	1,132
Cash flows from investing activities:
Purchases of property and equipment	(715)	(635)	(685)
Maturities of held-to-maturity marketable securities	4,369	—	—
Purchases of held-to-maturity marketable securities	(43,654)	—	—
Net cash used for investing activities	(40,000)	(635)	(685)
Cash flows from financing activities:
Proceeds from the issuance of common stock	8,122	960	4,707
Benefits of tax effects from exercise of stock options	811	—	—
Net cash provided by financing activities	8,933	960	4,707
Effect of exchange rates on cash and cash equivalents	492	(55)	172
Net increase (decrease) in cash and cash equivalents	(16,189)	19,244	5,326
Cash and cash equivalents at beginning of period	56,383	37,139	31,813
Cash and cash equivalents at end of period	$40,194	$56,383	$37,139
Cash paid during the year for:
Interest	$—	$—	$15
Income taxes	9,834	2,269	3,265

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

(amounts are in thousands except per share data)

1.                 Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Candela Corporation (“the Company”) is a pioneer in the development and commercialization of advanced aesthetic laser systems that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions.

Principles of Consolidations

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Years

The Company’s fiscal year ends on the Saturday nearest June 30. The years ended July 1, 2006 and July 2, 2005 each contain 52 weeks. The year ended July 3, 2004 contains 53 weeks.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Substantially all cash and cash equivalents were invested in short duration certificates of deposit and overnight repurchase agreements with major financial institutions. These are valued at cost plus any accrued interest, which approximates market value.

Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable securities as held-to-maturity as the Company has the intent and ability to hold them to maturity. Held-to-maturity debt securities are reported at amortized cost which approximates fair value. Current marketable securities include investments that are expected to mature in more than three months and up to twelve months.  Long-term investments have remaining maturities of one to three years.

Unrealized gains and losses related to the marketable securities are not considered a permanent decline in the market value of such securities.

Accounts Receivable and Notes Receivable

The Company’s trade accounts receivable and notes receivable are primarily from sales to end users, leasing companies, and distributors servicing the medical device market, and reflect a broad domestic and international customer base. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

The Company’s policy is to maintain reserves for potential losses resulting from the inability of our customers to make required payments. These reserves are charged to bad debts expense. The Company determines the adequacy of this allowance by regularly reviewing the aging of its accounts and notes receivable and evaluating the individual customer’s balances considering the customer’s financial condition, historical experience credit history and current economic conditions. Credit assessments are established through a process of reviewing the financial history and stability of each customer prior to inception of the sale. Where appropriate, the Company will obtain credit rating reports and financial statements of customers when determining or modifying their credit limits. When a customer’s account balance becomes past due, the Company will initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, the Company will record an allowance to reduce the related receivable to the amount the Company expects to recover given all information presently available. The Company will also provide a general reserve based on the aging of the accounts and notes receivable based on historical experiences of write-offs.

Fair value of financial instruments

Carrying amounts of the Company’s financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. The fair value of marketable securities is based on quoted market prices.

Derivative Instruments and Hedging Activity

The Company will enter into financial instruments to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency forward contracts. The Company recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. Cumulative gains and losses on derivatives that have hedged our foreign operations and that have been recorded in other comprehensive income for the years ended July 1, 2006, July 2, 2005 and July 3, 2004 did not amount to a significant gain or loss.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, using a standard costing system which includes material, labor and manufacturing overhead  Standard costs are monitored and updated as necessary, to reflect the changes in raw material costs and labor and overhead rates.

As a designer and manufacturer of high technology equipment, the Company is exposed to a number of economic and industry factors that could result in portions of inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in markets, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from suppliers. The Company’s policy is to establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products and market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $16.7 million as of July 1, 2006 and $12.7 million as of July 2, 2005 is stated net of inventory reserves of $0.6 million and $0.5 million, respectively. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required.

Property and Equipment

Purchased property and equipment is recorded at cost. Laser systems used for testing are capitalized at cost. Repairs and maintenance costs are expensed as incurred. Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

Number of Years
Leasehold improvements	2 to 15
Office furniture, computer and other equipment	3 to 10

Prepaid license fees

Prepaid license fees are amortized over the term of the related contract (see note 7).

Impairment of Long-Lived Assets

The Company reviews the recoverability of long-lived assets, including building improvements, equipment and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The Company’s primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Revenue Recognition

Product sales—The Company generally recognizes revenue upon shipment of product to customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that at the time revenue is recognized persuasive evidence of an arrangement exists; delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. Circumstances which generally preclude the immediate recognition of revenue include shipping terms of FOB destination.  In these instances, revenue is deferred until adequate documentation is obtained to ensure that the delivery criteria have been fulfilled. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale. Unearned revenue is reported on the balance sheet as deferred income.

Service—Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period. Revenue from service administered by the Company that is not covered by a service contract is recognized as the services are provided.

Multiple-element arrangements—In certain instances, the Company may sell products together with extended warranties or maintenance contracts. The revenue recognized per element is determined by allocating the total sales price to each element, based on the relative fair values in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables”.  Revenue for extended warranty and maintenance contracts are recognized on a straight line basis over the life of the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

Product Warranty Costs

The Company’s products generally carry a standard warranty. The Company maintains a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and are included as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income. Advertising costs were $888, $916, and $766 for the years ended July 1, 2006, July 2, 2005, and July 3, 2004, respectively.

Stock-based compensation

Effective July 3, 2005, the Company implemented the fair value recognition provisions of SFAS No. 123 revised (“SFAS No. 123R”) and Staff Accounting Bulletin 107 (“SAB 107”) for all share-based compensation that was not vested as of July 2, 2005. The Company adopted SFAS No. 123R using a modified prospective application, as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

The application of SFAS No. 123R and SAB 107 during the year ended July 1, 2006 resulted in the recognition of share-based compensation expense of $1,229 attributable to stock options/Stock appreciation rights (“SARS”) and $56 attributable to the employee stock purchase plan. This expense was divided between operating expense cost centers based upon the functional responsibilities of the individual holding the respective options.

The fair value of each option/SARS award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model incorporating the assumptions noted in the following table. Expected volatility is determined using both current and historical implied volatilities of the underlying stock which is obtained from public data sources. The expected term of the options is based on historical observations adjusted for the estimated exercise dates of unexercised options/SARS. Additionally, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The average risk-free interest rate is based on the U.S. treasury security rate with a term to maturity that approximates the option’s expected life as of the grant date. The forfeiture rate is based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of July 1, 2006, there was approximately $3,408 of total unrecognized compensation cost related to non-vested stock options/SARS granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 1.5 years.

The amount of cash received from the exercise of stock options for the fiscal year ended July 1, 2006, was $7,801 for stock options and $321 for the employee stock purchase plan. The actual tax benefit realized from the tax deductions resulting from option exercises totaled $811.

For the year ended July 1, 2006
Risk-free interest rate	5.125%
Estimated volatility	72%
Expected life for stock options (yrs)	3.39
Expected life for stock purchase plan (yrs)	0.50
Expected dividends	—

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

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense for fixed term grants. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

On May 2, 2005, the Company’s Board of Directors approved accelerating the vesting of unvested, “out-of-the-money” options to purchase approximately 535,000 shares of the Company’s common stock awarded to employees, officers and non-employee directors under its stock option plans. The accelerated options have exercise prices ranging from $9.50 to $12.33 and a weighted average exercise price of $11.52.

The acceleration was unconditional to the employees, officers and non-employee directors and was applied to all outstanding, unvested options priced above the closing price of the Company’s common stock on Monday, May 2, 2005. Approximately $6,393 of the FY 2005 proforma expense listed below relates to options included in this acceleration pool.

The primary purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with the accelerated stock options upon the adoption of SFAS 123R by the Company in fiscal 2006.

Had compensation cost for the Company’s stock option plans been determined based on the fair value method set forth in SFAS 123, Candela’s net income and basic and diluted net income per common share would have been changed to the pro forma amounts indicated below:

	July 2, 2005	July 3, 2004
	(in thousands, except per share data)
Net Income, as reported	$7,323	$8,119
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(6,609)	(780)
Pro forma net income	$714	$7,339
Earnings per share
Basic—as reported	$0.33	$0.37
Basic—pro forma	$0.03	$0.34
Diluted—as reported	$0.32	$0.36
Diluted—pro forma	$0.03	$0.32

In computing this pro forma amount, the Company has used the Black-Scholes pricing model using the following assumptions for options granted in fiscal years 2005 and 2004:

	2005	2004
Risk-free interest rate	4.25%	1.25%
Estimated volatility	76%	80%
Expected life for stock options (yrs)	2.87	2.92
Expected life for stock purchase plan (yrs)	0.5	0.5
Expected dividends	none	none

The weighted average grant-date fair value per share of options granted, calculated using the Black-Scholes option-pricing model, and was $7.77 in 2005 and $5.86 in 2004.

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

Foreign Currency Translation

The local currency is the functional currency of the Company’s subsidiaries. The activity of the Company’s foreign subsidiaries is translated into United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities are translated into United States dollars at current exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation of the subsidiary balance sheets are accumulated as a separate component of stockholders’ equity. Net exchange (losses) gains resulting from foreign currency transactions amounted to $95, $(180), and $26 for the years ended July 1, 2006, July 2, 2005, and July 3, 2004, respectively, and are included in other income (expense).

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

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

	For the years ended:
	July 1, 2006	July 2, 2005	July 3, 2004
	(in thousands, except per share data)
Basic shares used in the calculation of earnings per share	23,017	22,388	21,902
Effect of dilutive securities:
Stock options	931	685	810
Diluted shares used in the calculation of earnings per share	23,948	23,073	22,712
Per share effect of dilutive securities on income from continuing operations	$.03	$.01	$.02
Per share effect of dilutive securities on net income	$.03	$.01	$.01

During the years ended July 1, 2006, July 2, 2005, and July 3, 2004, options/SARS to purchase 107, 1,392, and 497 shares of common stock, respectively, were not included in the computation of diluted earnings (loss) per share because they would have had an anti-dilutive effect.

Comprehensive Income (Loss)

The Company computes comprehensive income in accordance SFAS No. 130. SFAS 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. For all periods presented, other comprehensive income (loss) includes the effect of foreign currency translation.

Concentration of Risk

Financial instruments that are subject to credit risk primarily consist of cash and cash equivalents, marketable securities, commercial paper and accounts receivable. The Company places its cash and cash equivalents and marketable securities in established financial institutions. Deposits in the financial institutions may exceed the amount of insurance provided on such deposits. The Company believes the financial institutions are financially sound and, accordingly, minimal credit risk exists. The Company invests in high quality debt securities to minimize any adverse changes in interest rates.

The Company’s sales are to end users, leasing companies, and distributors servicing the medical device market, and reflect a broad domestic and international customer base. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. The Company maintains an allowance for potential losses. No single customer accounted for 10% of the Company’s total net sales or accounts and notes receivable.

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

The Company depends on a single vendor for Alexandrite rods used to manufacture the GentleLASE® systems. This product accounts for a significant portion of total revenues.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” The Statement replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires companies to apply voluntary changes in accounting principles retrospectively whenever practicable. The requirements are effective for the Company beginning in fiscal 2007. Adoption of the Statement will have a significant impact on the Company’s consolidated financial statements to the extent that the Company changes its accounting principles in the future.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact that FIN 48 will have on the consolidated financial statements.

2.                 Marketable Securities

Marketable securities consist of the following:

	Carrying value	Fair value	Unrealized losses
	(in thousands)
Short-term
Held-to-maturity:
Commercial paper	$3,962	$3,960	$(2)
Corporate bonds	3,005	2,996	(9)
Government securities	17,997	17,946	(51)
Certificates of deposit	2,368	2,356	(12)
	$27,332	$27,258	(74)

	Carrying value	Fair value	Unrealized Gains/loss
Long-term
Held-to-maturity:
Government securities	$8,998	$8,917	$(81)
Certificates of deposit	2,955	2,903	(52)
	$11,953	$11,820	(133)
Total unrealized loss			$(207)

3.                 Inventories

Inventories consist of the following:

	2006	2005
	(in thousands)
Raw materials	$5,936	$3,968
Work in process	1,151	166
Finished goods	9,579	8,542
Total inventories, net	$16,666	$12,676

4.                 Property and Equipment

Property and equipment consist of the following:

	2006	2005
	(in thousands)
Leasehold improvements	$920	$743
Office furniture	603	567
Computers, software and other equipment	9,236	8,698
	10,759	10,008
Less accumulated depreciation	7,457	6,768
Property and equipment, net	$3,302	$3,240

Depreciation expense was $571 and $755 for the years ended July 1, 2006 and July 2, 2005, respectively.

5.                 Warranty Reserve

The following table reflects changes in the Company’s accrued warranty account during the fiscal years ended July 1, 2006 and July 2, 2005:

	2006	2005
	(in thousands)
Beginning balance	$8,645	$8,257
Plus accruals related to new sales	8,323	8,864
Less amortization of prior period accruals	7,339	8,476
Ending balance	$9,629	$8,645

6.                 Deferred Revenue

The Company offers extended service contracts that may be purchased after a standard warranty has expired. Service contracts may be purchased for periods from one to five years. The Company recognizes service contract revenue ratably over the life of the contract. Actual service contract expenses incurred and charged to costs of sales during an interim period may be more or less than the amount of amortized service contract revenue recognized in that period.

The following table reflects changes in the Company’s deferred revenue during the fiscal year ended July 1, 2006 and July 2, 2005:

	2006	2005
	(in thousands)
Beginning balance	$8,350	$4,055
Plus deferral of new service contract sales	11,892	9,672
Less recognition of deferred revenue	9,913	5,377
Ending balance	$10,329	$8,350

The following table reflects the Company’s current and long-term portions of deferred revenues for the fiscal year ended July 1, 2006 and July 2, 2005:

	2006	2005
	(in thousands)
Total service contract revenue	$10,329	$8,350
Less current portion	8,342	6,037
Long-term portion of deferred income	$1,987	$2,313

7.                 Debt, Lease and Other Obligations

Line of Credit

The Company has a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate or LIBOR plus 2.25 percent. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of July 1, 2006 or July 2, 2005.

Restricted Cash

A financing company used by customers has limited recourse with the Company on a small number of product leases. As such, the Company has placed approximately $0.2 million in restricted funds at this institution as collateral as of July 1, 2006 and July 2, 2005, respectively. This restricted cash represents the entire exposure under these agreements.

Operating Lease Commitments

The Company leases several facilities and automobiles under non-cancelable lease arrangements. The facility leases may be adjusted for increases in maintenance and insurance costs above specified levels. In addition, certain facility leases contain escalation provisions based on certain specified criteria, and one lease calls for the payment of additional rent based on a percentage of gross revenues above a base gross sales level for that particular location. These operating leases expire in various years through fiscal year 2011. These leases may be renewed for periods ranging from one to five years.

Outstanding lease commitments are reflected in the following table as of July 1, 2006:

(in Thousands)
2007	$1,267
2008	982
2009	423
2010	96
2011	45
Total minimum lease payments	$2,813

Total rent expense was approximately $863, $1,376, and $884 in fiscal 2006, 2005 and 2004, respectively.

Royalty

In August 2000, the Company obtained through an amended license agreement the with Regents of the University of California (“Regents”), the exclusive license rights to the Dynamic Cooling Device (“DCD”) (subject to certain limited license rights of Cool Touch, Inc. (“Cool Touch”)) in the following fields of use: procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, a subsidiary of New Star Technology, Inc. obtained a license to the DCD on a co-exclusive basis with the Company in certain narrower fields of use. Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of the Company. The Company is entitled to one-half of all royalty income payable to the Regents from Cool Touch. Under the amended agreement, the Company no longer is required by the Regents to negotiate sublicenses to third parties. However, the Company is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use.

The Company recognized royalty expense of $9.2 million and $2.6 million for fiscal 2005 and 2004, respectively, based on the license agreement with the Regents. Included in the fiscal 2005 expense of $9.2 million is $4.8 million of expense related to the Regents arbitration decision issued in 2005. Of that $4.8 million, $1.3 million related to fiscal 2005, $3.0 million related to fiscal 2004 and 0.5 million related to prior years (see note 13).

Effective July 3, 2005, the Company amended certain portions of their agreement with the Regents whereby for the annual license fee of $0.3 million, the Company’s royalty obligation was reduced to 3% from its prior level of 6%. The annual fee of $0.3 million was paid by a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of July 1, 2006 was nine years. This reduced royalty rate and the amortization of the annual license fee payment is reflected in the Company’s financial statements as of July 1, 2006. The unamortized portion of the license fee payment is reflected in prepaid licenses in the July 1, 2006 balance sheet. The Company recognized royalty expense of $3.6 million for fiscal year 2006

The outstanding contractual obligations relating to future minimum royalties payable to the Regents are reflected in the following table as of July 1, 2006:

(in Thousands)
2007	$1,000
2008	1,000
2009	1,000
2010	1,000
2011	250
Thereafter	1,000
Total minimum royalty payments	$5,250

8.                 Stockholders’ Equity

Stock Plans

1990 Candela Corporation Employee Stock Purchase Plan

The 1990 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the sale of up to 1,500,000 shares of common stock to eligible employees. The shares are issued at 85% of the market price on the last day of semi-annual periods. Substantially all full-time employees are eligible to participate in the Purchase Plan. At July 1, 2006 there were 695,226 shares available for sale.

The following is a summary of shares issued under the Purchase Plan:

	Shares	Range of Price per share
2004	37,956	$5.00-$8.00
2005	35,059	$8.50-$9.00
2006	25,001	$12.50-$13.25

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

Effective October 5, 2005, the 1998 Stock Option Plan (the “Stock Option Plan”) was amended for granting of incentive stock options, non-qualified stock options, SARS. The stock options provide the holder the right to purchase common stock at an exercise price not less than the fair market value of the stock on the date of grant. SARS provide the holder the right to receive an amount, payable in stock, cash or in any combination of these, as specified by a Committee established by the Board of Directors, equal to the excess of the market value of our common shares on the date of exercise over the base price at the time of the grant. The base price may not be less than the market price of our common shares on the date of the grant.

The Board of Directors has terminated the granting of options under the 1985, 1987 and 1989 Stock Option Plans. Options granted under the 1998 Stock Option Plan become exercisable on the date of grant or in installments, as specified by a Committee established by the Board of Directors, and expire ten years from the date of the grant.   The maximum number of shares for which options may be granted under the 1998 Stock Option Plan is 5,300,000.

Where payment upon exercise of SARS is made in shares of the Company’s common stock, only the net number of shares of common stock issued in connection with such exercise shall be deemed “issued” for this purpose. The Company may satisfy the awards upon exercise under both plans with either newly issued or treasury shares.

1990 and 1993 Candela Corporation Non-Employee Director Stock Option Plans

The 1990 and 1993 Non-Employee Director Stock Option Plans (the “Non-Employee Director Plans,” collectively with the Stock Option Plans, the “Plans”) provide for the issuance of options for the purchase of up to 180,000 and 240,000 shares of common stock, respectively. Under the Non-Employee Director Plans, each new director who is neither an employee nor an officer upon becoming a director receives a one-time grant of an option to purchase 20,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Under the 1990 and 1993 Non-Employee Director Plans, options become exercisable in equal amounts over a period of four and two years, respectively. Shares under the Non-Employee Director Plans expire four and ten years, respectively, after the date of grant and are nontransferable.

The following is a summary of stock option/SARS activity under the Plans:

			Weighted	Aggregate	Weighted Average
	Number of		Exercise Price	Intrinsic	Contractual
	Shares	Option Prices	per Share	Value	Term
Balance outstanding at June 28, 2003	2,057,922
Granted	1,038,560	$5.59 - $11.98	$9.82
Exercised	(928,730)	$1.06 - $ 6.02	$3.44
Forfeited	(58,410)	$2.75 - $11.96	$9.23
Balance outstanding at July 3, 2004	2,109,342		$6.58
Granted	572,898	$8.00 - $12.33	$10.04
Exercised	(156,527)	$1.08 - $ 9.90	$4.01
Forfeited	(41,153)	$2.57 - $10.93	$9.15
Balance outstanding at July 2, 2005	2,484,560		$7.48
Granted	550,000	$15.33 - $22.00	$15.69
Exercised	(1,061,557)	$1.95 - $11.98	$6.97
Forfeited	(8,015)	$5.59 - $10.93	$10.33
Balance outstanding at July 1, 2006	1,964,988			$11,250,560	7.79
Options/SARS exercisable at July 1, 2006	1,236,238		$8.42	$9,199,675	7.08
Options/SARS available to grant at July 1, 2006	553,393

The following table summarizes information about stock options/SARS outstanding under the Plans as of July 1, 2006:

OPTIONS/SARS OUTSTANDING				OPTIONS/SARS
		Weighted		EXERCISABLE
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (yrs)	Price	Exercisable	Price
$ 1.21 - $ 3.25	207,384	4.02	$2.43	207,384	$2.43
$ 3.31 - $ 4.67	250,942	6.21	$4.29	158,442	$4.07
$ 5.59 - $ 9.50	336,446	7.99	$8.26	250,196	$8.62
$ 9.90 - $11.40	219,104	8.29	$10.53	219,104	$10.53
$11.48 - $11.96	175,000	7.81	$11.90	175,000	$11.90
$11.98 - $11.98	181,112	7.85	$11.98	181,112	$11.98
$12.15 - $12.15	30,000	7.80	$12.15	30,000	$12.15
$12.33 - $12.33	15,000	7.80	$12.33	15,000	$12.33
$15.33 - $15.33	520,000	9.58	$15.33	—	$—
$22.00 - $22.00	30,000	9.78	$22.00	—	$—
$ 1.21 - $22.00	1,964,988	7.79	$10.23	1,236,238	$8.42

There were 550,000 stock based SARS granted during the fiscal year ended July 1, 2006. The SARS granted to employees become exercisable ratably over four years, while the SARS granted to directors become exercisable over two years. All SARS issued in fiscal 2006 are payable in stock. The total intrinsic value of options exercised during the fiscal ended July 1, 2006 was $17 million.

9.   Income Taxes

The components of income before income taxes and the related provision for (benefit from) income taxes consist of the following (in thousands):

	For Year Ended
	July 1,	July 2,	July 3,
	2006	2005	2004
Income from continuing operations before income taxes:
Domestic	$20,645	$7,075	$12,880
Foreign	1,757	1,583	2,218
	$22,402	$8,658	$15,098
Income (loss) from discontinued operations before income taxes:
Domestic	$—	$1,374	$(3,821)
Provision for (benefit from) income taxes:
Current provision:
Federal	$8,173	$2,101	$2,911
State	735	193	238
Foreign	952	375	552
Total current provision or (benefit from) income taxes	9,860	2,669	3,701
Deferred provision (benefit)
Federal	(1,409)	40	(543)
State	(173)	—	—
Foreign	(810)	—	—
Total deferred provision or (benefit from) income taxes	(2,392)	40	(543)
Total provision for income taxes	$7,468	$2,709	$3,158

The components of the Company’s deferred tax assets consist of the following (in thousands):

	July 1,	July 2,
	2006	2005
Accrued warranty reserve	$3,569	$1,959
Inventory valuation reserves	1,186	817
Restructuring reserve	337	455
Deferred revenue	1,657	1,544
Federal and state tax credit carryforwards	615	321
Bad debt reserve	485	681
Other	292	(34)
Deferred tax assets	$8,142	$5,743

The reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	July 1,	July 2,	July 3,
	2006	2005	2004
Statutory rate	35%	35%	35%
State income taxes	2%	1%	1%
Difference between foreign and US tax rates	(2)%	(2)%	(3)%
Benefit from foreign sales credits	(2)%	(3)%	(3)%
Utilization of deferred tax assets	—	(6)%	—
Other	1%	—	—
Effective tax rate	33%	25%	30%

As of July 1, 2006, the Company has no valuation allowance against the deferred tax asset in the United States. A valuation allowance of approximately $136 has been established in France. In accounting for the deferred tax asset, the Company has relied on historical data to determine the necessity of providing a valuation allowance. Under the requirements of SFAS No. 109, “Accounting for Income Taxes”, the Company believes it is more likely than not that the deferred tax asset, unless otherwise noted, will be fully utilized against future income taxes. At July 1, 2006, the Company had available research and development tax credits of approximately $947 for state income tax purposes that will begin expiring in fiscal year 2006.

As of July 2, 2005, the Company has no valuation allowance against the deferred tax asset. In accounting for the deferred tax asset, the Company has relied on historical data to determine the necessity of providing a valuation allowance for this asset. The Company believed it is more likely than not that the deferred tax asset would be fully utilized against future income taxes. At July 2, 2005, the Company had available research and development tax credits of approximately $321 for state income tax purposes that began expiring in fiscal year 2006.

No amount for U.S. income tax has been provided on undistributed earnings of the Company’s foreign subsidiaries because the Company considers such earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment, if any, for foreign tax credits, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credit carryforwards may be available to reduce some portion of the U.S. tax liability, if any.

10.          Segment, Geographic and Major Customer Information

The Company operates principally in one industry segment: the design, manufacture, sale, and service of medical devices and related equipment. The results in this segment have been presented in the Consolidated Statements of Operations for the appropriate periods. The Company has no single customer that represents a significant portion of revenue and accounts receivable during the periods presented.

Geographic data

Geographic information for fiscal 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Revenue:
United States	$105,273	$85,243	$69,626
Intercompany	21,612	20,460	17,705
	126,885	105,703	87,331
Japan	20,586	19,550	16,947
Spain	15,913	12,242	10,780
Germany	3,088	3,540	3,550
France	3,404	3,326	3,535
Italy	1,202	—	—
	171,078	144,361	122,143
Elimination	(21,612)	(20,460)	(17,705)
Consolidated total	149,466	$123,901	$104,438
Income (loss) from operations:
United States	$20,057	$7,390	$11,158
Europe	861	763	663
Japan	906	626	763
Elimination	(1,151)	(688)	1,301
Consolidated total	$20,673	$8,091	$13,885
Geographic identification of long-lived assets:
United States	$2,979	$3,028	$3,223
Europe	323	212	183
Consolidated total	$3,302	$3,240	$3,406

United States revenue includes export sales to unaffiliated companies located principally in Europe, the Asia-Pacific region and Latin America, which approximated $35.9, $27.7, and $19.7 million in fiscal 2006, 2005, and 2004, respectively.

11.   Employee Benefit Plans

The Company offers a 401(k) Plan which allows eligible United States employees to make tax-deferred contributions, a portion of which are matched by the Company. The Company may make discretionary matching contributions to the Plan in an amount determined by its Board of Directors. Company contributions vest ratably with three years of employment and amounted to $362, $320, and $224 in fiscal 2006, 2005 and 2004, respectively.

12.   Discontinued Operations

On September 27, 2003, the Company permanently closed its remaining skin care center, which was located in Boston. The closure of the Boston skin care center, together with the earlier closing of our Scottsdale, Arizona spa, and the associated cessation of this line of business was accounted for as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, during the fiscal year ended 2004, the Company recorded a $2,095 charge for the accrual of $3,000 of future occupancy costs, primarily relating to future lease payments for the Boston facility, and $348 of severance obligations and other related costs of closure, net of anticipated tax benefits of $1,253.

During the fiscal year 2005, the landlord for the Boston facility secured a sublease for that property. The sublessee commenced making payments to the landlord during December of 2004. As a result of these and future payments scheduled under the sublease, the Company revised the estimated future costs associated with the Boston facility and, in the fiscal year 2005, reversed approximately $859  of the restructuring reserve. This reversal represents the aforementioned anticipated economic benefit due to sublessee payments of $1,703, net of legal and other fees of approximately $329 and income taxes of approximately $515.

At July 1, 2006, the discontinued segment had a net liability of approximately $1,287 consisting primarily of the aforementioned reserve of $447 and deferred gift certificate revenue of $840. Revenues for discontinued operations were $400 for the fiscal year 2004. There were no revenues in fiscal 2006 and 2005.

13.   Legal Proceedings

On August 9, 2006, Palomar Medical Technologies, Inc. (“Palomar”) filed suit against the Company in the United States District Court for the District of Massachusetts, asserting infringement by the Company of U.S. Patent No. 5,735,844. On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222. Palomar served its complaint and summons on the Company on August 15, 2006. The Company served its complaint and summons on Palomar on August 10, 2006. The Company believes that it has meritorious defenses against Palomar’s allegations in its complaint. Both parties seek to recover compensatory and treble damages, as well as attorneys’ fees and an injunction against the other party. While the Company intends to vigorously contest Palomar’s allegations, and to pursue its own claims against Palomar, each lawsuit is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome in Palomar’s case against us could materially hurt our business, financial condition, results of operations and cash flows.

On August 20, 2005, DVI Inc., DVI Financial Services, Inc., and DVI Business Credit Corporation Liquidating Trust (collectively, the “DVI Entities”) filed a complaint against the Company in the United States Bankruptcy Court for the District of Delaware. The DVI Entities filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 25, 2003 (the “Petition Date”). The complaint asserts, among other things, that (i) on or within 90 days before the Petition Date, one or more of the DVI Entities transferred property to or for the benefit of the Company in an aggregate amount not less than $1,8 million, (ii) at the time of the transfers the DVI Entities were insolvent, (iii) the transfers enabled the Company to receive more than the Company was entitled to under the United States Bankruptcy Code, and (iv) the transfers constitute an avoidable preference. The complaint looked for avoidance and recovery of the transfers, plus interest and costs of the proceeding. The complaint also looked for, among other things, to disallow the Company’s claims against the DVI Entities until the Company has paid the recovery amount to the DVI Entities. As previously disclosed in the Company’s periodic reports, prior to the filing of the complaint, the Company had received demands for payment of the recovery amount. The Company believed that it received all transfers from the DVI Entities in the ordinary course of business and that the allegations in the complaint are without merit. On March 31, 2006, the Company settled the dispute for a one-time payment of $150.

The Company has an Amended and Restated License Agreement (the “License”) with the Regents of the University of California (the “Regents”) pursuant to which the Company licenses certain patent rights to its dynamic cooling device (“DCD”) from the Regents. The Company sells its DCD as a component part of its Smoothbeam® laser system and as an accessory to its other laser systems. In April of 2004, the Regents issued a notice of default under the License, asserting, among other things, that the Company was in breach of the License for the alleged failure to make required royalty payments and to make required disclosures. The Regents’ April notice asserted that the total underpaid royalties, interest and other charges for the period from August of 2000 through September 2003 are $1,128,000. The Regents issued a subsequent notice of default, dated June 30, 2004, relating to the quarterly periods ended December 27, 2003 and March 27, 2004, for which the Regents asserted that the Company underpaid additional royalties amounting to $1.4 million. The Regents issued a subsequent notice of default, dated September 10, 2004, relating to the quarterly period ended July 3, 2004, for which the Regents asserted that the Company underpaid additional royalties amounting to $1 million.

Under the License, disputes are to be settled by binding arbitration through a mutually acceptable single arbitrator. On June 14, 2004, the Company filed a Demand for Arbitration to adjudicate the differing interpretations of the License held by the Company and the Regents. On July 8, 2004, the Regents filed their response and counterclaim for breach of contract and declaratory relief. The Company deposited approximately $1.0 million in June of 2004, and an additional $1.0 million and $1.4 million in August and December, respectively, of 2004, into an escrow fund to be paid in whole or in part to the Company or the Regents as determined by the arbitrator.

On February 17th 2005, the arbitrator issued an interim decision in the dispute concerning our royalty obligations under our Amended and Restated License Agreement with the Regents. The arbitrator found in favor of the Regents as to the primary issue in the dispute, finding that we are obligated to pay royalties on the good faith list prices of our Sclero, SPTL, GentleLASE and GentleYAG laser systems when those systems are sold with DCDs, and not just on the good faith list prices of the DCDs for sale with those systems. The arbitrator denied the Regents’ request for the right to declare a forfeiture of our license with the Regents. In connection with this interim decision we recognized charges of approximately $5.6 million during fiscal year 2005. These charges consisted of the settlement of prior year royalty claims made by the Regents against the Company of approximately $3.4 million, royalty claims made by the Regents against the Company of approximately $3.4 million, royalty claims for our first and second fiscal quarters of 2005 of approximately $0.5 and $0.9 million, respectively, and $0.8 million in attorney fees, interest, and professional costs as reimbursement of those charges to the Regents as required by the aforementioned license agreement. The royalty charges have been listed as a separate line under cost of goods sold. All other charges have been listed as a separate line within operating expenses.

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

From time to time, the Company is a party to various legal proceedings incidental to its business. The Company believes that none of the legal proceedings, other than Palomar, that are presently pending, if adversely decided against the Company, will have a material adverse effect upon its financial position, results of operations, or liquidity.

14.   Quarterly Results of Operations (unaudited)

	Quarter Ended:
2005	First	Second	Third	Fourth
Revenues	$22,391	$28,204	$34,682	$38,624
Gross profit	12,041	13,976	11,901	18,001
Income (loss) from continuing operations	2,846	1,750	(1,356)	3,224
Gain on revision of Skin Care Center leasehold obligations		859
Net income (loss)	2,846	2,609	(1,356)	3,224
Earnings (loss) per common share
Basic:
Income (loss) from continuing operations	$0.13	$0.08	$(0.06)	$0.14
Gain from discontinued operations	—	0.04	—	—
Net income (loss)	$0.13	$0.12	$(0.06)	$0.14
Diluted:
Income (loss) from continuing operations	$0.12	$0.07	$(0.06)	$0.14
Gain from discontinued operations	—	0.04	—	—
Net income (loss)	$0.12	$0.11	$(0.06)	$0.14

	Quarter Ended:
2006	First	Second	Third	Fourth
Revenues	$28,087	$37,720	$42,314	$41,345
Gross profit	14,552	18,975	21,398	18,923
Income from continuing operations	3,017	4,510	5,003	2,404
Net income	3,017	4,510	5,003	2,404
Earnings per common share
Basic:	$0.13	$0.20	$0.22	$0.10
Diluted:	$0.13	$0.19	$0.21	$0.10

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.                Controls and Procedures

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (“Disclosure Controls”) to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Chief Financial Officer, realizes that no control system can prevent all possibilities of error or fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the

Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

As of the end of the period covered by this Form 10-K, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation included consideration of the controls, processes and procedures that comprise our internal control over financial reporting. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2006, our disclosure controls and procedures were effective to provide reasonable assurance  that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 1, 2006, based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management determined that no material weakness existed in the Company’s internal controls over financial reporting as of July 1, 2006. In addition,  based on such assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2006, our disclosure controls and procedures were effective to provide reasonable assurance  that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

The Company’s external auditors, BDO Seidman, LLP, an independent registered public accounting firm, have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 37.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ GERARD PUORRO	/s/ F. PAUL BROYER
Gerard Puorro	F. Paul Broyer
President and Chief Executive	Chief Financial Officer
September 1, 2006

Item 9B.               Other Information

None.

Part III

Anything herein to the contrary notwithstanding, in no event are the sections entitled “Stock Performance Graph”, “Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from the Company’s definitive proxy statement for the Company’s 2006 annual meeting of stockholders.

Item 10:                Directors and Executive Officers of the Registrant

The information required by this item concerning the directors and executive officers of the Company is incorporated by reference herein from the information contained in the section entitled “Occupations of Directors and Executive Officers” in our definitive proxy statement (the “Definitive Proxy Statement”) for the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Candela’s fiscal year ended July 1, 2006.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act required under this item is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement.

Item 11:                Executive Compensation

The information required by this item concerning executive compensation is incorporated herein by reference from the information contained in the section entitled “Compensation and Other Information Concerning Directors and Officers” in the Definitive Proxy Statement.

Item 12:                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Definitive Proxy Statement.

Item 13:                Certain Relationships and Related Transactions

The information required by this item concerning certain relationships and related transactions is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the Definitive Proxy Statement.

Item 14:                Principal Accountant Fees and Services

The information required by this item concerning principal accountant fees and services is incorporated herein by reference from the information contained in the section entitled “Principal Accountant Fees and Services” in the Definitive Proxy Statement.

SCHEDULE II

CANDELA CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For the years ended July 1, 2006, July 2, 2005 and July 3, 2004

	COLUMN A	COLUMN B	COLUMN C	COLUMN D
	Balance at	Additions	Deductions	Balance at
	Beginning	Charged to	from	End of
Description	of Period	Income	Reserves	Period
	(in thousands)
Reserves deducted from assets to which they apply
Allowance for doubtful accounts:
Year ended July 1, 2006	$2,065	$1,241	$1,475	$1,831
Year ended July 2, 2005	1,492	2,806	2,233	2,065
Year ended July 3, 2004	970	852	330	1,492
Reserve for inventory
Year ended July 1, 2006	$520	$536	$432	$624
Year ended July 2, 2005	490	525	495	520
Year ended July 3, 2004	996	178	684	490
Reserve for discontinued operations
Year ended July 1, 2006	$995	$—	$548	$447
Year ended July 2, 2005	3,006	—	2,011	995
Year ended July 3, 2004	379	3,348	721	3,006

Part IV

Item 15.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)           The following Consolidated Financial Statements, Notes thereto and Report of Independent Registered Public Accounting Firm are set forth under Item 8:

(1)         Consolidated Financial Statements:

(2)         Consolidated Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	66

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

(3)   Exhibits:  Except as otherwise noted, the following documents are incorporated by reference from the Company’s Registration Statement on Form S-1 (File Number 333-78339) or filed herewith:

3.1	Certificate of Incorporation, as amended
3.2(9)	By-laws of the Company, as amended and restated
10.1(1)	1985 Incentive Stock Option Plan
10.2(2)	1987 Stock Option Plan
10.2.1(2)	1989 Stock Plan
10.2.2(3)	1990 Employee Stock Purchase Plan
10.2.3(3)	1990 Non-Employee Director Stock Option Plan
10.2.4(7)	1993 Non-Employee Director Stock Option Plan
10.2.5(13)	1998 Amended and Restated Stock Plan
10.2.6(18)	1998 Second Amended and Restated Stock Plan
10.3(7)	Lease for premises at 526 Boston Post Road, Wayland, Massachusetts.
10.4(7)	Lease for premises at 530 Boston Post Road, Wayland, Massachusetts.
10.5(7)	Patent License Agreement between the Company and Patlex Corporation effective as of July 1, 1988.
10.6(4)	License Agreement among the Company, Technomed International, Inc. and Technomed International S.A. dated as of December 20, 1990.
10.7(5)	License Agreement between the Company and Pillco Limited Partnership effective as of October 1, 1991.
10.8(8)	Distribution Agreement between the Company and Cryogenic Technology Limited, dated October 15, 1993.
10.9(10)	Asset Purchase Agreement between the Company and Derma-Laser, Limited and Derma-Lase, Inc. dated June 23, 1994.

10.10(11)	Letter Agreement between the Company and Fleet Bank dated February 13, 1997.
10.10.1(11)	Amendment to Letter Agreement between the Company and Fleet Bank dated December 15, 1998.
10.12*(14)	Amended and Restated License Agreement between the Company and The Regents of the University of California for Dynamic Skin Cooling Method and Apparatus effective as of August 11, 2000.
10.12.1*(15)	Settlement Agreement dated August 11, 2000 by and among the Company, the Regents of the University of California, and Cool Touch, Inc.
10.13(12)	Note and Warrant Purchase Agreement, dated as of October 15, 1998 by and among the Company, Massachusetts Capital Resource Company, William D. Witter and Michael D.Witter.
10.13.1(12)	Form of Note delivered to the Company in the aggregate principal amount of $3,700,000 to Massachusetts Capital Resource Company, William D. Witter and Michael D. Witter.
10.13.2(12)

Form of Common Stock Purchase Warrant to purchase an aggregate of 370,000 shares of the Company’s Common Stock delivered to Massachusetts Capital Resource Company, William D. Witter and Michael D. Witter.

21.1**	Subsidiaries of the Company
23.1**	Consent of BDO Seidman, LLP (Independent Registered Public Accounting Firm)
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
99.1(16)	McKesson Medical-Surgical Inc. Distribution Agreement
99.2(17)	First Amendment to the Amended and Restated License Agreement by and between The Regents of the University of California and Candela Corporation

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

(11)   Previously filed as an S1 filed on May 12, 1999 (Commission file number 333-78339), and incorporated herein for reference.

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

(16)   Previously filed as an exhibit to Form 10-K for the fiscal year ended July 2, 2005 and incorporated by reference

(17)   Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended December 31, 2005 and incorporated by reference

(c)           The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 15(a)(3) above, other than exhibits 32.1 and 32.2, which the Company hereby furnishes.

(d)          The Company hereby files, as part of this Form 10-K, the consolidated financial Statement schedules listed in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 11, 2006.

CANDELA CORPORATION
By:	/s/ GERARD E. PUORRO
Gerard E. Puorro,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERARD E. PUORRO	President, Chief Executive	September 11, 2006
Gerard E. Puorro	Officer, and Director
(Principal Executive Officer)
/s/ F. PAUL BROYER	Senior Vice President of	September 11, 2006
F. Paul Broyer	Finance and Administration,
Chief Financial Officer
/s/ KENNETH D. ROBERTS	Chairman of the Board of	September 11, 2006
Kenneth D. Roberts	Directors
/s/ NANCY NAGER	Director	September 11, 2006
Nancy Nager
/s/ DOUGLAS W. SCOTT	Director	September 11, 2006
Douglas W. Scott
/s/ BEN BAILEY, III	Director	September 11, 2006
Ben Bailey, III
/s/ GEORGE ABE	Director	September 11, 2006
George Abe

EXHIBIT INDEX

21.1	Subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350