Form 10-Q
period 2006-09-30
CANDELA CORP /DE/
filed 2006-11-01
CIK 793279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer  (as defined in Rule12b-2 of the Exchange Act)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act)

Yes ☒   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2006
Common Stock, $.01 par value per share	23,063,104

CANDELA CORPORATION
Index

Part I.   Financial Information

Item 1—Financial Statements

CANDELA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2006	July 1, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,647	$40,194
Restricted cash	167	166
Marketable securities	24,643	27,332
Accounts receivable, (net of allowance for doubtful accounts of $1,213 at September 30 and $1,831 at July 1)	31,758	34,273
Notes receivable	803	1,611
Inventories, net	16,742	16,666
Other current assets	3,387	1,756
Total current assets	106,147	121,998
Property and equipment, net	3,215	3,302
Deferred tax assets	8,122	8,142
Intangible assets-net	4,606	3,402
Marketable securities (long-term portion)	14,519	11,953
Other assets	380	379
Total assets	$136,989	$149,176

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,944	$15,968
Accrued payroll and related expenses	3,538	5,728
Accrued warranty costs (current portion)	5,828	5,868
Income taxes payable	2,319	933
Sales tax payable	561	854
Royalties payable	675	764
Other accrued liabilities	4,145	3,672
Deferred revenue (current portion)	8,140	8,342
Current liabilities of discontinued operations	1,287	1,287
Total current liabilities	34,437	43,416
Accrued warranty costs (long-term portion)	3,664	3,761
Deferred revenue (long-term portion)	1,964	1,987
Total liabilities	40,065	49,164

Stockholders’ equity:
Common stock, $.01 par value, 30,000,00 shares authorized; 25,921,000 and 25,914,000 issued at September 30 and July 1, respectively	259	259
Treasury stock, 3,020,000 and 2,250,000 common shares at September 30 and July 1, respectively, at cost	(21,265)	(12,997)
Additional paid-in capital	65,122	64,234
Accumulated earnings	52,699	48,280
Accumulated other comprehensive income	109	236
Total stockholders’ equity	96,924	100,012
Total liabilities and stockholders’ equity	$136,989	$149,176

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended
	September 30,	October 1,
	2006	2005
Revenue
Lasers and other products	$25,889	$22,225
Product-related service	7,585	5,862
Total revenue	33,474	28,087
Cost of sales
Lasers and other products	10,614	9,485
Product-related service	5,434	4,050
Total cost of sales	16,048	13,535
Gross profit	17,426	14,552
Operating expenses:
Selling, general and administrative	11,080	8,717
Research and development	3,600	1,642
Total operating expenses	14,680	10,359
Income from operations	2,746	4,193
Other income:
Interest income	763	248
Other income, net	3,506	62
Total other income	4,269	310
Income before income taxes	7,015	4,503
Provision for income taxes	2,596	1,486
Net income	$4,419	$3,017

Net income per share of common stock:
Basic	$0.19	$0.13
Diluted	$0.18	$0.13

Weighted average shares outstanding:
Basic	23,530	22,515
Diluted	24,044	23,229

Net income	$4,419	$3,017
Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sell securities	76	—
Foreign currency translation adjustment	(203)	(16)
Comprehensive income	$4,292	$3,001

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended
	September 30,	October 1
	2006	2005
Cash flows from operating activities:
Net income	$4,419	$3,017
Adjustments to reconcile net income to net cash used by operating activities:
(Gain) on exchange of stock acquisition	(3,540)	—
Share-based compensation expense	855	96
Depreciation and amortization	276	129
Provision (benefit) for bad debts	300	(216)
Effect of exchange rate changes on foreign currency denominated assets and liabilities	(1)	14
Increase (decrease) in cash from working capital:
Accounts receivable	2,113	6,278
Notes receivable	773	(289)
Inventories	(157)	(1,233)
Other current assets	(1,640)	(264)
Other assets	116	(2,997)
Accounts payable	(7,954)	(3,901)
Accrued payroll and related expenses	(2,180)	(1,511)
Deferred revenue	(146)	(411)
Accrued warranty costs	(159)	(31)
Income taxes payable	1,148	(473)
Other accrued liabilities	366	(640)
Change in restricted cash	1	20
Net cash used by operating activities	(5,409)	(2,412)

Cash flows from investing activities:
Purchases of property and equipment	(133)	(80)
Maturities of held-to-maturity marketable securities	7,125	—
Cash proceeds from exchange of Solx Inc. shares	994	—
Purchases of held-to-maturity marketable securities	(4,381)	—
Acquisition of intangible assets	(1,380)	—
Net cash provided (used) for investing activities	2,225	(80)

Cash flows from financing activities:
Proceeds from the issuance of common stock	33	15
Purchase of treasury stock	(8,268)	—
Net cash provided (used) by financing activities	(8,235)	15

Effect of exchange rates on cash and cash equivalents	(128)	73

Net increase (decrease) in cash and cash equivalents	(11,547)	(2,404)
Cash and cash equivalents at beginning of period	40,194	56,383
Cash and cash equivalents at end of period	$28,647	$53,979
Cash paid during the period for:

Interest	$—	$—
Income taxes	886	1,981

Noncash investing
Unrealized gain on available-for-sale investments	$76	$—
Stock acquired from exchange of Solx	2,546	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Candela Corporation
Notes to Consolidated Financial Statements (unaudited)

(amounts are in thousands except per share data)

1.                   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended July 1, 2006 included in its Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Recent Accounting Pronouncements:

In June 2006, Financial Accounting Standards Board (‘FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact that FIN 48 will have on its consolidated financial statements.

2.    Discontinued Operations

On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure was accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. At September 30, 2006, the discontinued segment had a liability of $1,287 consisting of a reserve for restructuring charges of $447 and deferred gift certificate revenue of $840.

3.    Comprehensive Income

The Company computes comprehensive income in accordance SFAS No.130. SFAS 130 “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income (loss), as defined, includes all changes in equity from non-owner sources such as unrealized gains and losses on available-for-sale securities, unrealized gains and losses on foreign currency hedges and foreign currency translation.

4.                  Stock-based Compensation

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

The application of SFAS No. 123R and SAB 107 during the three—month period ended September 30, 2006 resulted in the recognition of share-based compensation expense of $839 attributable to stock options/stock appreciation rights (“SARs”) and $16 attributable to the employee stock purchase plan.  Share-based compensation for the three-month period ended October 1, 2005 of $96 was attributable to the employee stock option plan. These expenses were divided between operating expense cost centers based upon the functional responsibilities of the individuals holding the respective options.

The fair value of each option/SARs award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model incorporating the assumptions noted in the following table for the three-month periods ended September 30, 2006 and October 1, 2005. Expected volatility is determined using both current and historical implied volatilities of the underlying stock which is obtained from public data sources. The expected term of the options is based on historical observations adjusted for the estimated exercise dates of unexercised options/SARs. Additionally, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The average risk-free interest rate is based on the U.S. treasury security rate with a term to maturity that approximates the option’s expected life as of the grant date. The forfeiture rate is based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

	2006	2005
Risk-free interest rate	4.5%	4.25%
Estimated volatility	73%	79%
Expected life for stock options (yrs)	3.56	3.02
Expected life for stock purchase plan (yrs)	0.50	0.50
Expected dividends	—	—

As of September 30, 2006, there was approximately $3,441 of total unrecognized compensation cost related to non-vested stock options/SARs granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 1.32 years. As of October 1, 2005, there was approximately $346 of total unrecognized compensation cost related to nonvested stock options granted under the Company’s incentive plans.

The amount of cash received from the exercise of stock options for the three-month periods ended September 30, 2006 and October 1, 2005, was $33 and $15.

Stock Plans

Candela Corporation 1990 Employee Stock Purchase Plan, as amended

The 1990 Employee Stock Purchase Plan, as amended (the “Purchase Plan”) provides for the sale of up to 1,500,000 shares of common stock to eligible employees. The shares are issued at 85% of the market price on the last day of semi-annual periods. Substantially all full-time employees are eligible to participate in the Purchase Plan. At September 30, 2006 there were 695,226 shares available for sale.

Candela Corporation Second Amended and Restated 1998 Stock Plan

Effective October 5, 2005, the Second Amended and Restated 1998 Stock Plan (the “1998 Stock Plan”) was amended to clarify the granting of incentive stock options, non-qualified stock options, and stock appreciation rights (“SARs”).

Stock options provide the holder with the right to purchase common stock. The exercise price per share of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, granted under the 1998 Stock Plan may not be less than the fair market value per share of common stock on the date of grant. In the case of an incentive stock option granted to an employee possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value per share of common stock on the date of grant.

SARs provide the holder the right to receive an amount, payable in stock, cash or in any combination of these, as specified by a Committee established by the Board of Directors, equal to the excess of the market value of our common shares on the date of exercise over the grant price at the time of the grant. The grant price of a SAR may not be less than the fair market value per share of common stock on the date of grant, provided that the grant price of SARs granted in tandem with stock options shall equal the exercise price of the related stock option.

Options and rights granted under the 1998 Stock Plan become exercisable on the date of grant or in installments, as specified by a Committee established by the Board of Directors, and expire ten years from the date of the grant. The maximum number of shares for which options and rights may be granted under the 1998 Stock Plan is 5,300,000. Upon exercise of a SAR, only the net number of shares of common stock issued in connection with such exercise shall be deemed “issued” for this purpose. The Company may satisfy the awards upon exercise with either newly-issued or treasury shares.

The following is a summary of stock option activity under the Plans:

		Weighted	Aggregate	Weighted Avg.
	Number of	Exercise Price	Intrinsic	Contractual
	Shares	per Share	Value	Term
Balance outstanding at July 1, 2006	1,964,988	$10.23	$11,250,600	7.79

Granted	150,445	$15.39
Exercised	(6,349)	$5.17
Forfeited/cancelled	(741)	$12.22
Balance outstanding at September 30, 2006	2,108,343	$10.61	$4,376,389	7.71

Options/SARS exercisable at September 30, 2006	1,258,126	$8.41	$3,591,139	6.85
Options/SARS available to grant at September 30, 2006	403,689

There were 150,445 stock based SARs granted during the three-month period ended September 30, 2006. The SARs granted to employees become exercisable ratably over one to four years, while the SARs granted to directors become exercisable over two years. The total intrinsic value of options exercised during the three-month period ended September 30, 2006 was $87.

5.                   Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator.

Common stock equivalents include shares issuable upon the exercise of stock options, warrants and SARs, net of shares assumed to have been repurchased with the proceeds, using the treasury stock method.

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

(in thousands, except per share data)	For the three months ended:
	September 30,	October 1,
	2006	2005
Shares used in the calculation of basic earnings per share	23,530	22,515

Effect of dilutive securities:
Stock options/SARs	514	714

Shares used in the calculation of diluted earnings per share	24,044	23,229

Per share effect of dilutive securities on net income	$0.01	$0.00

During the three-month periods ended September 30, 2006, and October 1, 2005, options/SARs to purchase 1,113 and 1,109 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

6.     Marketable Securities

The Company accounts for marketable securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable debt securities as held-to-maturity as the Company has the intent and ability to hold them to maturity. The Company has classified its equity investments as available-for-sale securities. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders’ equity. Held-to-maturity debt securities are reported at amortized cost which approximates fair value. Current marketable securities include debt investments with original maturities that are expected to mature in more than three months and up to twelve months and equity investments.  Long-term marketable securities include debt securities that have remaining maturities of one to three years and equity investments. Unrealized losses related to the held-to-maturity securities are not considered a permanent decline in the market value of such securities.

Marketable securities consist of the following:

	Carrying	Fair	Unrealized
(in thousands)	value	value	losses
Short-term:
Held-to-maturity:
Corporate bonds	$2,007	$1,999	($8)
Government securities	17,999	17,984	(15)
Certificates of deposit	2,022	2,013	(9)
	$22,028	$21,996	(32)
Available-for-sale
Equity investments	$2,621	$2,621	—

Total marketable securities-short-term	$24,649	$24,617	(32)

Long-term:
Held-to-maturity:
Government securities	$10,995	$10,984	($11)
Certificates of deposit	3,524	3,498	(26)
Total marketable securities-long term	$14,519	$14,482	(37)
Total unrealized loss			($69)

7.     Inventories

Inventories consist of the following:

	September 30,	July 1,
(in thousands)	2006	2006

Raw materials	$6,217	$5,936
Work in process	1,014	1,151
Finished goods	9,511	9,579
	$16,742	$16,666

8.    Property and Equipment

Property and equipment consist of the following:

	September 30, 2006	July 1, 2006
	(in thousands)
Leasehold improvements	$928	$920
Office furniture	680	603
Computers, software and other equipment	9,282	9,236
	10,890	10,759
Less accumulated depreciation	7,675	7,457
Property and equipment, net	$3,215	$3,302

Depreciation expense was $219 and $129 for the three-months ended September 30, 2006 and October 1, 2005, respectively

9.     Intangible assets

Intangible assets comprise of a prepaid license fee and a patent acquired August 1, 2006, as follows (in thousands):

	As of September 30, 2006
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent	$1,379	$57	$1,322
Prepaid license	3,878	594	3,284
Total	$5,257	$651	$4,606

10.   Derivative Instruments and Hedging Activity

The Company enters into financial instruments to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency forward contracts. The Company recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income and are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. Unrealized gains and losses on derivatives serving as hedged contracts have been recorded in other comprehensive income and did not amount to significant gains or losses.

The Company had four foreign currency forward contracts outstanding at September 30, 2006, serving to mitigate the foreign currency risk of a substantial portion of Euro and Yen denominated intercompany balances, in the notional amount of approximately 2,000 Euros and 106,000 Yen. The contracts serve as a hedge of a substantial portion of the Euro and Yen denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at September 30, 2006 was approximately $3,500, resulting in an unrealized loss of $20. Any gains or losses on the fair value of the effective portion of the derivative contract would be largely offset by the losses and gains on the underlying transactions.

11.   Warranty Reserve

The Company’s products generally carry a standard warranty. The Company maintains a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the three-month periods ended September 30, 2006:

(in thousands)	2006
Beginning balance	$9,630
Plus accruals related to new sales	1,828
Less amortization of prior period accruals	1,966
Ending balance	$9,492

12.   Deferred Revenue

The Company also offers extended service contracts that may be purchased for periods from one to five years. The Company recognizes service contract revenue ratably over the life of the contract. Actual service contract expenses incurred and charged to service costs of sales during an interim period may be more or less than the amount of amortized service contract revenue recognized in that period.

The following table reflects changes in the Company’s deferred revenue account during the three-month period ended September 30, 2006:

(in thousands)	2006
Beginning balance	$10,329
Plus deferral of new service contract sales	2,316
Less recognition of deferred revenue	2,541
Ending balance	$10,104

13.  Common Stock Buyback

On October 31, 2005, the Company’s Board of Directors authorized the purchase by the Company of up to 10% of the Company’s outstanding shares of its common stock during a two-year period which expires on October 31, 2007. For the three-month period ended September 30, 2006, 770 shares were purchased for $8,268.

14.    Segment Information

The Company operates principally in one industry segment: the design, manufacture, sale, and service of medical devices and related equipment. The results in this segment have been presented in the Consolidated Statements of Income for the appropriate periods. The Company had no single customer that represents a significant portion of revenue or accounts receivable during the periods presented.

15.    Commitments and Contingencies

The Company has an agreement with The Regents of the University of California (the”Regents”) for exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch, Inc. (“Cool Touch”)) in the following fields of use: procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, a subsidiary of New Star Technology, Inc., obtained a license to the DCD on a co-exclusive basis with the Company, in certain narrower fields of use

The Company’s agreement with the Regents called for an annual license fee of $0.3 million and a royalty obligation of 3%. The annual fee of $0.3 million was paid to the Regents in a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of September 30, 2006 was less than 9 years. The royalty rate and the amortization of the annual license fee payment are reflected in the Company’s financial statements as of September 30, 2006. The unamortized portion of the license fee payment is reflected in intangible assets on the September 30, 2006 balance sheet. The royalty fee for September 30, 2006 and October 1, 2006 was $784 and $660, respectively.

16.   Legal Proceedings

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

The Company served its complaint and summons on Palomar on August 10, 2006. On October 25, 2006, the Company filed a First Amended Complaint, which amended the Company’s suit against Palomar by removing from the suit Patent 6,659,999. The Company believes that it has meritorious defenses against Palomar’s allegations in its complaint. Both parties seek to recover compensatory and treble damages, as well as attorneys’ fees and an injunction against the other party. While the Company intends to vigorously contest Palomar’s allegations, and to pursue its own claims against Palomar, each lawsuit is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome in Palomar’s suit against the Company could materially hurt the business, financial condition, results of operations and cash flows.

From time to time, the Company is party to various legal proceedings incidental to its business. The Company believes that none of the legal proceedings, other than Palomar, that are presently pending, if adversely decided against us, will have a material adverse effect upon its financial position, results of operations, or liquidity.

17.   Other Income

The Company recognized a $3,540 gain on the exchange of common stock of Solx Inc. for cash and common stock of Occulogix Inc. The gain was a result of the merger of Solx Inc., a privately-held company and Occulogix Inc., a publicly traded company. The Company held 19.99% of the outstanding common stock of Solx Inc. on an as-converted basis, prior to the merger. As a result of the merger, the Company received $994 in cash and 1,260,308 shares of common stock in Occulogix Inc., a company publicly traded on the Nasdaq Global Market.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We research, develop, manufacture, market, sell and service lasers and light-based products used to perform aesthetic and cosmetic procedures.  We sell our lasers and light-based products principally to medical practitioners.  We market our products directly and through a network of distributors to end users.  Our traditional customer base includes plastic and cosmetic surgeons and dermatologists.  More recently, we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists, and general and vascular surgeons.  We derive our revenue from the sale of lasers, light-based devices, other products, and product-related services.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to revenue recognition, allowance for doubtful accounts, inventories reserves, warranty reserves, contingencies, valuation of long-lived assets, stock based compensation, restructurings and income taxes. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions. A discussion of our critical accounting policies and the related estimates and judgments affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for fiscal year 2006.

Recent Accounting Pronouncements

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

Results of Operations

Revenue.

Revenue source by geographic region is reflected in the following table:

(in thousands)	For the three months ended:
	September 30, 2006		October 1, 2005		Change

U.S. revenue	$15,845	47%	$10,268	37%	$5,577	54%
Foreign revenue	17,629	53%	17,819	63%	(190)	(1)%

Total revenue	$33,474	100%	$28,087	100%	$5,387	19%

Consolidated Overview:

Consolidated revenue increased $5.4 million, to $33.5 million for the three-months ended September 30, 2006 compared to $28.1 million for the three-months ended October 1, 2005.  The increase was due primarily to the increase in demand for our products and related service in the US and Europe, coupled with the success of the new Vbeam® models.

Foreign revenue accounted for approximately 53% of the consolidated total for the three-months ended September 30, 2006. Foreign Revenue was $17.6 million for the three-months ended September 30, 2006 compared to $17.8 million for the three-months ended October 1, 2005.  For the three-months ended September 30, 2006 there was a $1.6 million increase in Europe, against a $1.4 million decrease in Latin America and a $0.5 million decrease in Asia compared to three-months ended October 1, 2005.  The increase in Europe was primarily due to the continued strong growth in the region across all product lines.  The decrease in Latin America was primarily due to exceptionally high revenue for the demographics of the region for the three-month ended period October 1, 2005.  We feel revenue for the current quarter is more representative for the region’s demographics.

U.S. revenue increased 54% to $15.8 million for the three-month period ended September 30, 2006, as compared to the three-month period ended October 1, 2005.  Revenue was strong through all regions in the U.S.  A primary cause of the increase in the U.S was our agreement with McKesson starting late in our first fiscal quarter of 2006 and continued success of the new Vbeam® models introduced during our third quarter of 2006.

Revenue source by type is reflected in the following table:

(in thousands)	For the three months ended:
	September 30, 2006		October 1, 2005		Change
Revenue
Lasers and other products	$25,889	77%	$22,225	79%	$3,664	16%
Product-related service	7,585	23%	5,862	21%	1,723	29%

Total revenue	$33,474	100%	$28,087	100%	$5,387	19%

The increase in revenue from lasers and other products for the three-month period ended September 30, 2006, compared to the three-month period ended October 1, 2005 resulted primarily from an increase in the sales volume of our recently introduced Vbeam® models.

The increase in revenue from product-related service for the three-month period ended September 30, 2006 compared to the three-month period ended October 1, 2005 resulted primarily from an increase in the number of service related contracts sold in addition to an increase in the number of consumables and accessories sold to support our installed base.

Cost of Sales. Cost of sales increased 19% to $16 million for the three-month period ended September 30, 2006 as compared to cost of sales of $13.5 million for the three-month period ended October 1, 2005.  As a percentage of revenue, cost of sales was 48% for the three-month period ended September 30, 2006 and October 1, 2005.

Gross Profit. Gross profit was approximately $17.4 million or 52% of revenues for the three-month periods ended September 30, 2006 and October 1, 2005 respectively.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased 27%, to approximately $11.1 million for the three-month period ended September 30, 2006 from approximately $8.7 million for the three-month period ended October 1, 2005.  As a percentage of revenue, selling, general and administrative expenses increased to 33% from 31% of revenues for the same respective periods. This increase was due primarily to an increase of share-based compensation, legal expenses associated with the Palomar litigation, and an increase in sales related expenses including commissions due to higher revenue and travel expenses.

Research and Development Expense. Research and development spending increased to $3.6 million for the three-month period ended September 30, 2006 from $1.6 million for the three-month period ended October 1, 2005 due primarily to an increase in spending associated with the new workstations that we expect to release in 2007.

Other Income/Expense. Other income increased to $4.3 million for the three-month period ended September 30, 2006 from $0.3 million for the three-months ended October 1, 2005 due primarily to an increase in interest income as a result of an increase in cash and cash equivalents and a recognized a $3.5 million gain on the exchange of common stock of Solx Inc. for cash and common stock of Occulogix Inc.  The gain was a result of the merger of Solx Inc, a privately-held company and Occulogix Inc., a publicly traded company.  We held 19.99% of the outstanding common stock of Solx Inc. on an as-converted basis, prior to the merger.  As a result of the merger, we received $1 million cash and 1,260,308 shares of common stock in Occulogix Inc., a company publicly traded on the Nasdaq Global Market.

Income Taxes. The provision for income taxes results from a combination of activities of both the domestic operations and foreign subsidiaries of the Company.  We recorded a 37% effective tax rate for the three-month period ended September 30, 2006 compared to a 33% effective rate for the three-month period ended October 1, 2005.  The increase in the rate is was due to the phase out of the extraterritorial income exclusion deduction in fiscal year 2007 and a release of the valuation allowances for foreign jurisdictions in the same quarter in the previous year.

Liquidity and Capital Resources

Our cash and cash equivalents, and marketable securities at September 30, 2006 totaled $67.8 million compared with $79.5 million at July 1, 2006. We continue to have no long-term debt.   We believe that the combination of existing cash and cash equivalent, and marketable securities on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, as it becomes required.

Cash used in operating activities amounted to $5.4 million for the three-month period ended September 30, 2006 as compared to $2.4 million for the fiscal quarter ending October 1, 2005. The increase in cash used by operating activities is due to the payment of prior year liabilities offset by an increase in net income.

Cash provided by investing activities amounted to $2.2 million for the three-month period ended September 30, 2006.  This reflects the activity of our investments and cash proceeds from the exchange of Solx Inc. common stock shares offset by a purchase of intangible assets during the quarter.

Cash used by financing activities amounted to $8.2 million for the three-month period ended September 30, 2006.    This primarily reflects the purchasing of treasury stock during the period.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and the license agreement with the Regents. The table below in the next section titled “Contractual Obligations” shows the amounts of our operating lease commitments and purchase commitments payable by year.

Contractual obligations

Outstanding contractual obligations of the Company are reflected in the following table:

(in thousands)		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Royalty commitments	$5,250	$1,000	$2,000	$1,250	$1,000
Operating leases	$2,468	$1,215	$1,149	$104	$—
Total contractual cash obligations	$7,718	$2,215	$3,149	$1,354	$1,000

Debt Instruments and Related Covenants

We maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate or LIBOR plus 2.25%.  Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed.  The line of credit is unsecured.  The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock.  No amounts were outstanding under the line of credit as of September 30, 2006 or October 1, 2005.

Cautionary Statements

Certain statements contained herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, our representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may identify such forward-looking statements. Such forward-looking statements include but are not limited to: that we have the necessary infrastructure in place to capitalize on expansion; the affordability of our products will allow for expansion; that we can lower production costs; or that the market will expand beyond baby boomers.  We assume no obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.  The risks and uncertainties that may affect forward-looking statements and/or our business include, among others, those discussed in “Cautionary Statements” in our Annual Report filed on Form 10-K for the fiscal year ended July 1, 2006, as well as other risks and uncertainties referenced in this Quarterly Report.  These risks and uncertainties include, but are not limited to, the following:

•                                          On August 9, 2006, one of our competitors, Palomar Medical Technologies, Inc. (“Palomar”), alleged that the manufacture, use and sale of our products for laser hair removal infringe a certain United States patent. Public announcements concerning this litigation that are unfavorable to us may result in significant declines in our stock price. An adverse ruling or judgment in this matter could cause our stock price to decline significantly.  Litigation with Palomar may be expensive and protracted, and our intellectual property position may be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in the pending lawsuits, litigation may consume substantial amounts of our financial resources and divert management’s attention away from our core business.  Please see Part II, Item 1 (Legal Proceedings) for a further discussion of the Palomar litigation.

•                                          Our principal source of liquidity is our current cash and equivalents and marketable investments. Our ability to generate cash from operations is dependant upon our ability to generate revenue from selling our lasers and other products and providing product-related services. A decrease in demand for our products and related services or increases in operating costs would likely have an adverse effect on our liquidity.

•                                          Because we typically derive more than half of our revenue from international sales, we are susceptible to currency fluctuations, negative economic changes taking place in foreign marketplaces, and other risks associated with conducting business overseas.  Please see Part I, Item 3 (Quantitative and Qualitative Disclosures about Market Risk) for a further discussion of risks associated with conducting business overseas.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We have cash equivalents and marketable securities that consist of money market mutual funds, certificates of deposit, US government securities, fixed income corporate securities and equity investments. The majority of these investments have maturities within one to three years. We believe that our exposure to interest rate risk is minimal due to the term and type of our investments and those fluctuations in interest rates would not have a material adverse effect on our results of operations.

We have international subsidiaries that transact business in both local and foreign currencies and therefore we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies.  This risk could adversely impact our results and financial condition.  From time to time, we may enter into foreign currency exchange contracts to reduce our exposure to foreign currency exchange risk and variability in operating results due to fluctuation in exchange rates underlying the value of current transactions and anticipated transactions denominated in foreign currencies.  These contracts obligate us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates.  These contracts are denominated in the same currency in which the underlying transactions are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each period, resulting from changes in the fair value of these contracts, are recognized in other comprehensive income in the same period as exchange gains and losses on the underlying foreign denominated receivables. We do not engage in foreign currency speculation.

We had four forward exchange contracts outstanding serving as a hedge of our Euro and Yen denominated intercompany receivables at September 30, 2006.  These contracts serve as hedges of a substantial portion of our Euro and Yen denominated intercompany balances. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2006, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CANDELA CORPORATION

Part II.  Other Information

Item 1.  Legal Proceedings.

On August 9, 2006, Palomar Medical Technologies, Inc. (“Palomar”) filed suit against Candela in the United States District Court for the District of Massachusetts, asserting infringement by Candela of U.S. Patent No. 5,735,844.  On August 10, 2006, we filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222.  Palomar served its complaint and summons on Candela on August 15, 2006.  Candela served its complaint and summons on Palomar on August 10, 2006.  On October 25, 2006, the Company filed a First Amended Complaint, which amended the Company’s suit against Palomar by removing from the suit Patent 6,659,999.  Candela believes that it has meritorious defenses against Palomar’s allegations in its complaint.  Both parties seek to recover compensatory and treble damages, as well as attorneys’ fees and an injunction against the other party.  While Candela intends to vigorously contest Palomar’s allegations, and to pursue its own claims against Palomar, each lawsuit is inherently uncertain and unpredictable as to its ultimate outcome.  An adverse outcome in Palomar’s suit against us could materially hurt our business, financial condition, results of operation and cash flows.

From time to time, Candela is party to various legal proceedings incidental to its business.  Candela believes that none of the legal proceedings, other than Palomar, that are presently pending, if adversely decided against us, will have a material adverse effect upon its financial position, results of operations, or liquidity.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on form 10-K for the fiscal year ended July 1, 2006.

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

CANDELA CORPORATION

Date: November 1, 2006	/s/ F. Paul Broyer
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