Form 10-Q
period 2006-12-30
CANDELA CORP /DE/
filed 2007-02-06
CIK 793279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2006.

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act) Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2007
Common Stock, $.01 par value per share	23,092,424

CANDELA CORPORATION
Index

For the Quarter Ended December 30, 2006

			Page

Part I.	Financial Information:

	Item 1.	Unaudited Financial Statements

		Consolidated Balance Sheets as of December 30, 2006 and July 1, 2006	3

		Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month periods ended December 30, 2006 and December 31, 2005, and for the six-month periods ended December 30, 2006 and December 31, 2005	4

		Condensed Consolidated Statements of Cash Flows for the six-month periods ended December 30, 2006 and December 31, 2005	5

		Notes to Unaudited Consolidated Financial Statements	6-14

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-20

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	21

	Item 4.	Controls and Procedures	21

Part II.	Other Information:

	Item 1.	Legal proceedings	22

	Item 4.	Submission of Matters to a Vote of Security Holders	23

	Item 6.	Exhibits	24

	Signatures		25

	Index to Exhibits

Part I. Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	December 30,	July 1,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$40,464	$40,194
Restricted cash	167	166
Marketable securities	16,219	27,332
Accounts receivable, net of allowance for doubtful accounts of $1,425 and $1,831 at December 30 and July 1, respectively	32,168	34,273
Notes receivable	745	1,611
Inventories, net	18,047	16,666
Other current assets	3,311	1,756

Total current assets	111,121	121,998
Property and equipment, net	3,308	3,302
Deferred tax assets	8,356	8,142
Intangible asset, net	4,402	3,402
Marketable securities, long-term	13,332	11,953
Other assets	390	379

Total assets	$140,909	$149,176

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,583	$15,968
Accrued payroll and related expenses	3,274	5,728
Accrued warranty costs, current	5,823	5,868
Income taxes payable	—	933
Sales tax payable	871	854
Royalties payable	771	764
Other accrued liabilities	4,238	3,672
Deferred revenue, current	8,074	8,342
Current liabilities of discontinued operations	1,287	1,287

Total current liabilities	35,921	43,416
Accrued warranty costs, long-term	3,667	3,761
Deferred revenue, long-term	2,005	1,987

Total liabilities	41,593	49,164

Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 25,950,000 and 25,914,000 issued at December 30 and July 1, respectively	260	259
Treasury stock, 3,020,000 and 2,250,000 common shares at December 30 and July 1, respectively, at cost	(21,268)	(12,997)
Additional paid-in capital	66,581	64,234
Accumulated earnings	53,724	48,280
Accumulated other comprehensive income	19	236

Total stockholders’ equity	99,316	100,012

Total liabilities and stockholders’ equity	$140,909	$149,176

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION
Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share data)
(unaudited)

	For the three months ended:		For the six months ended:
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
Revenue
Lasers and other products	$29,108	$31,657	$54,997	$53,882
Product-related service	8,298	6,063	15,883	11,925

Total revenue	37,406	37,720	70,880	65,807
Cost of sales
Lasers and other products	13,982	14,062	24,596	23,547
Product-related service	5,647	4,683	11,081	8,732

Total cost of sales	19,629	18,745	35,677	32,279

Gross profit	17,777	18,975	35,203	33,528
Operating expenses
Selling, general and administrative	12,568	10,537	23,648	19,255
Research and development	4,586	1,800	8,186	3,442

Total operating expenses	17,154	12,337	31,834	22,697
Income from operations	623	6,638	3,369	10,831
Other income (expense)
Interest income	752	262	1,515	510
Other income (expense), net	135	(65)	3,641	(3)

Total other income	887	197	5,156	507

Income before income taxes	1,510	6,835	8,525	11,338
Provision for income taxes	487	2,325	3,083	3,811

Net income	$1,023	$4,510	$5,442	$7,527

Net income per share of common stock
Basic	$0.04	$0.20	$0.23	$0.33

Diluted	$0.04	$0.19	$0.23	$0.32

Weighted average shares outstanding
Basic	22,910	22,680	23,220	22,598

Diluted	23,403	23,498	23,725	23,366

Net income	$1,023	$4,510	$5,442	$7,527
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	318	(356)	115	(374)

Unrealized loss on available-for-sale securities, net of tax of $235 for the three and six months ended December 30, 2006, respectively	(408)	—	(332)	—

Comprehensive Income	$933	$4,154	$5,225	$7,153

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended:
	December 30,	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$5,442	$7,527
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Gain on exchange of stock (Note 17)	(3,540)	—
Share-based compensation expense	2,035	172
Depreciation and amortization	590	324
Provision for bad debts	600	300
Other non-cash items	48	59
Increase (decrease) in cash from working capital
Accounts receivable	1,598	1,424
Notes receivable	824	351
Inventories	(1,247)	(1,190)
Other current assets	(1,125)	(342)
Other assets	591	(2,887)
Accounts payable	(4,688)	(3,988)
Accrued payroll and related expenses	(2,463)	(1,581)
Deferred revenue	(257)	1,442
Accrued warranty costs	(144)	(124)
Income taxes payable	(1,852)	(815)
Other accrued liabilities	825	426
Change in restricted cash	1	20

Net cash (used by) provided by operating activities	(2,762)	1,118

Cash flows from investing activities:
Purchases of property and equipment	(453)	(260)
Maturities of held-to-maturity marketable securities	20,933	—
Cash proceeds from exchange of stock (Note 17)	994	—
Purchases of held-to-maturity marketable securities	(9,377)	(9,994)
Acquisition of intangible assets	(1,380)	—

Net cash provided by (used by) investing activities	10,717	(10,254)

Cash flows from financing activities:
Proceeds from the issuance of common stock	312	2,454
Purchase of treasury stock	(8,271)	—

Net cash (used by) provided by financing activities	(7,959)	2,454

Effect of exchange rates on cash and cash equivalents	274	(118)

Net increase (decrease) in cash and cash equivalents	270	(6,800)

Cash and cash equivalents at beginning of period	40,194	56,383

Cash and cash equivalents at end of period	$40,464	$49,583

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Candela Corporation
Notes to Consolidated Financial Statements (unaudited)
(amounts are in thousands except per share data)

1.                 Basis of Presentation and Consolidation

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end consolidated balance sheet is derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. Actual results may differ from these estimates.

The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Candela Corporation 2006 Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three and six months ended December 30, 2006 are not necessarily indicative of the results expected for the remainder of the fiscal year.

Basis of Consolidation

The financial statements include the accounts of Candela Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

2.                 Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for our fiscal year 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements; the impact is not expected to be material.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with early adoption encouraged. We are currently assessing the potential impact that the adoption of FIN No. 48 will have on our consolidated financial statements.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. We do not believe that adoption of SFAS No. 155 will have a material effect on our financial position or results of operations.

3.                 Discontinued Operations

On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure was accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. In determining the amount of the facilities closure accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly and may result in revisions to established facility reserves.

Current liabilities of discontinued operations consist of the following:

	December 30,	July 1,
(in thousands)	2006	2006
Facility closure and other costs	$447	$447
Deferred revenue, gift certificates	840	840

	$1,287	$1,287

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

The application of SFAS No. 123R and SAB 107 during the three–month period ended December 30, 2006 and December 31, 2005 resulted in the recognition of share-based compensation expense of approximately $1.2 million and $0.2 million, respectively. For the six-month period ended December 30, 2006 and December 31, 2005, recognition of shared-based compensation expense was approximately $2.0 million and $0.2 million, respectively. These expenses were divided between cost of sales and operating expense cost centers based upon the functional responsibilities of the individuals holding the respective options.

As of December 30, 2006, there was approximately $3.6 million of total unrecognized compensation cost related to non-vested stock options/Stock Appreciation Rights (“SARs”) granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 1.17 years. As of December 31, 2005, there was approximately $0.3 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s incentive plans.

The amount of cash received from the exercise of stock options for both the second quarter and first six months of fiscal 2007 and both the second quarter and first six months of fiscal 2006 was approximately $0.3 million and $2.5 million, respectively.

Stock Plans

1990 Candela Corporation Employee Stock Purchase Plan

The 1990 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the sale of up to 1,500,000 shares of common stock to eligible employees. The shares are issued at 85% of the market price on the last day of semi-annual periods. Substantially all full-time employees are eligible to participate in the Purchase Plan. At December 30, 2006 there were 678,735 shares available for sale. Compensation expense for the purchase plan is recognized over the vesting period.

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

Options and rights granted under the 1998 Stock Plan become exercisable on the date of grant or in installments, as specified by a Committee established by the Board of Directors, and expire ten years from the date of the grant. The maximum number of shares for which options and rights may be granted under the 1998 Stock Plan was increased by 2,500,000 shares to 7,800,000 by affirmative vote at the Company’s Annual Meeting of Shareholders held December 12, 2006. Upon exercise of a SAR, only the net number of shares of common stock issued in connection with such exercise shall be deemed “issued” for this purpose. The Company may satisfy the awards upon exercise with either newly-issued or treasury shares.

There were 180,000 and 330,445 stock based SARs granted during the three and six month period ended December 30, 2006, respectively. The SARs granted to employees become exercisable ratably over one to four years, while the SARs granted to directors become exercisable over two years.

There were 2,252,966 outstanding options/SARs at December 30, 2006 with a weighted-average exercise price of $11.08 per share, an aggregate intrinsic value of approximately $2.9 million and a weighted-average remaining contractual term of 7.66 years.

There were 1,231,918 of exercisable options/SARs at December 30, 2006 with a weighted-average exercise price of $8.51 per share, an aggregate intrinsic value of approximately $4.8 million, and a weighted-average remaining contractual term of 6.7 years.

There were 2,723,689 options/SARs available to grant at December 30, 2006.

The total intrinsic value of options exercised during the three and six month period ended December 30, 2006 was approximately $0.2 million and $0.3 million, respectively.

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

	For the three months ended:		For the six months ended:
	December 30,	December 31,	December 30,	December 31,
(in thousands, except per share data)	2006	2005	2006	2005
Shares used in the calculation of Basic earnings per share	22,910	22,680	23,220	22,598
Effect of dilutive securities: Stock options/SAR’s	493	818	505	768

Diluted shares used in the calculation of earnings per share	23,403	23,498	23,725	23,366

Per share effect of dilutive securities on net income	$—	$0.01	$—	$0.01

During the three and six month periods ended December 31, 2006, options/SARs to purchase 879 and 867 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the three-month period ended December 31, 2005 all shares were included in the calculation of diluted earnings per share as they had exercise prices that were less than the average market prices of our common stock for the period. During the six month period ended December 31, 2005, options/SARs to purchase 379 shares of common stock were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

6.                 Marketable Securities

The Company accounts for marketable securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable debt securities as held-to-maturity as the Company has the intent and ability to hold them to maturity. The Company has classified its equity investments as available-for-sale securities. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders’ equity. Held-to-maturity debt securities are reported at amortized cost which approximates fair value. Current marketable securities include debt investments with original maturities that are expected to mature in more than three months and up to twelve months and equity investments. Long-term marketable securities include debt securities that have remaining maturities of one to three years and equity investments. Unrealized losses related to the held-to-maturity securities are not considered a permanent decline in the market value of such securities.

Marketable securities consist of the following:

	December 30, 2006			July 1, 2006
(in thousands)	Net Carrying Amount	Fair Value	Unrealized loss	Net Carrying Amount	Fair Value	Unrealized loss
Short-term (Held-to-maturity):
Government-backed securities	$11,997	$11,991	$(6)	$17,997	$17,946	$(51)
Certificates of deposit	2,243	2,238	(5)	2,368	2,356	(12)
Corporate bonds	—	—	—	3,005	2,996	(9)
Commercial paper	—	—	—	3,962	3,960	(2)

	14,240	14,229	(11)	27,332	27,258	(74)
Short-term (Available-for-sale):
Equity investments	1,979	1,979	—	—	—	—

Total marketable securities, short-term	$16,219	$16,208	$(11)	$27,332	$27,258	$(74)

Long-term (Held-to-maturity):
Government-backed securities	$9,994	$9,988	$(6)	$8,998	$8,917	$(81)
Certificates of deposit	3,338	3,313	(25)	2,955	2,903	(52)

Total marketable securities, long-term	$13,332	$13,301	$(31)	$11,953	$11,820	$(133)

There have been no material realized gains or losses for the three and six months ended December 30, 2006.

7.                 Inventories

Inventories consist of the following:

	December 30,	July 1,
(in thousands)	2006	2006
Raw materials	$6,380	$5,936
Work in process	1,382	1,151
Finished goods	10,285	9,579

	$18,047	$16,666

8.                 Property and Equipment

Property and equipment consists of the following:

	December 30,	July 1,
(in thousands)	2006	2006
Leasehold improvements	$1,002	$920
Office furniture	679	603
Computers, software, and other equipment	9,531	9,236

	$11,212	$10,759
Less: accumulated depreciation	(7,904)	(7,457)

Property and equipment, net	$3,308	$3,302

Depreciation expense was approximately $0.2 million and $0.5 million for the three and six month periods ended December 30, 2006, respectively. Depreciation expense was approximately $0.2 million and $0.4 million for the three and six month periods ended December 31, 2005, respectively.

9.                 Intangible assets

Intangible assets with finite lives (amortized) consist of the following:

	December 30, 2006			July 1, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patent	$1,379	$(142)	$1,237	$—	$—	$—
Prepaid license	3,878	(713)	3,165	3,878	(476)	3,402

	$5,257	$(855)	$4,402	$3,878	$(476)	$3,402

10.          Derivative Instruments and Hedging Activity

The Company enters into financial instruments to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency forward contracts. The Company recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are recorded in shareholders’ equity as a component of other comprehensive income and are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. Unrealized gains and losses on derivatives serving as hedged contracts have been recorded in other comprehensive income and did not amount to significant gains or losses.

The Company had two foreign currency forward contracts outstanding at December 30, 2006, serving to mitigate the foreign currency risk of a substantial portion of Euro-denominated intercompany balances, in the notional amount of approximately 1.6 million Euro. The fair value of the foreign currency derivative contracts outstanding at December 30, 2006 was approximately $2.1 million. Any gains or losses on the fair value of the effective portion of the derivative contract are largely offset by the losses and gains on the underlying transactions.

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

The following table reflects changes in the Company’s accrued warranty account during the three and six months ended December 30, 2006 and December 31, 2005, respectively:

	For the three months ended:		For the six months ended:
	December 30,	December 31,	December 30,	December 31,
(in thousands)	2006	2005	2006	2005
Beginning balance	$9,492	$8,489	$9,629	$8,646
Incremental accruals on current sales	1,891	2,161	3,582	3,686
Amortization of prior-period accruals	(1,893)	(1,760)	(3,721)	(3,442)

Ending balance	$9,490	$8,890	$9,490	$8,890

12.                               Deferred Revenue

The Company offers extended service contracts that may be purchased for periods from one to five years. The Company recognizes service contract revenue ratably over the life of the contract. Actual service contract expenses incurred and charged to service costs of sales during an interim period may be more or less than the amount of amortized service contract revenue recognized in that period.

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

The following table reflects changes in the Company’s deferred revenue account during the three and six months ended December 30, 2006 and December 31, 2005, respectively:

	For the three months ended:		For the six months ended:
	December 30,	December 31,	December 30,	December 31,
(in thousands)	2006	2005	2006	2005
Beginning balance	$10,104	$8,049	$10,329	$8,350
Deferral of new sales	3,347	2,735	5,080	6,511
Recognition of previously deferred revenue	(3,372)	(1,459)	(5,330)	(5,536)

Ending balance	$10,079	$9,325	$10,079	$9,325

13.          Common Stock Buyback

On October 31, 2005, the Company’s Board of Directors authorized the purchase by the Company of up to 10% of the Company’s outstanding shares of its common stock during a two-year period which expires on October 31, 2007.

770 shares of common stock were purchased for $8.3 million during the six-month period ended December 30, 2006.

14.          Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group consists our executive officers. The Company operates principally in one industry segment: the design, manufacture, sale, and service of medical devices and related equipment. The results in this segment have been presented in the Consolidated Statements of Income for the appropriate periods.

15.          Commitments and Contingencies

The Company has an agreement with the Regents of the University of California (the “Regents”) for exclusive license rights to the Dynamic Cooling Device (“DCD”), subject to certain limited license rights of Cool Touch, Inc. (“Cool Touch”), in the following fields of use: procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, a subsidiary of New Star Technology, Inc., obtained a license to the DCD on a co-exclusive basis with the Company, in certain narrower fields of use.

The Company’s agreement with the Regents called for an annual license fee of $0.3 million and a royalty obligation of 3%. The annual fee of $0.3 million was paid to the Regents in a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of December 30, 2006 was less than 9 years. The royalty and the amortization of the annual license fee payment are reflected in the Company’s consolidated statement of income. The unamortized portion of the license fee payment is reflected in intangible assets in the December 30, 2006 and July 1, 2006 balance sheets (Note 9).

16.                               Legal Proceedings

The Company is currently involved in three litigation matters with Palomar Medical Technologies, Inc. (“Palomar”).

•                  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting infringement by the Company of U.S. Patent No. 5,735,844. Palomar served its complaint and summons on the Company on August 15, 2006. Palomar seeks compensatory and treble damages, as well as attorneys’ fees and an injunction against the Company. On November 6, 2006, the Company answered the complaint by denying Palomar’s allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that Palomar’s 5,595,568 patent (“’568 Patent”) is invalid and/or not infringed by Company products. On November 27, 2006, Palomar answered the counterclaim and the companies are in the midst of pre-trial fact discovery.

•                  On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222. The Company seeks compensatory and treble damages, as well as attorneys’ fees and an injunction against Palomar. The Company served its complaint and summons on Palomar on August 10, 2006. On October 25, 2006, the Company filed a First Amended Complaint, which amended the Company’s suit against Palomar by removing from the suit Patent 6,659,999. On October 30, 2006, Palomar answered the amended complaint by denying the Company’s allegations and asserting an affirmative defense of inequitable conduct with respect to the ‘395 patent. In addition, Palomar filed a declaratory judgment counterclaim seeking an order that Palomar products either do not infringe such patents or that such patents are invalid. On November 31, 2006, the Company answered the counterclaim by denying Palomar’s allegations.

•                  On December 19, 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division asserting that Palomar’s Lux V and 1540 Fractional hand pieces infringe upon one or more of United States patents: 5,810,801, 6,659,999 and 6,120,497. The Company seeks compensatory and treble damages, as well as attorneys’ fees and an injunction against Palomar. On January 10, 2007, Palomar answered the complaint by denying Palomar’s allegations and filed a declaratory judgment counterclaim seeking a ruling that its products do not infringe such patents and/or that such patents are invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts.

While the Company intends to vigorously contest Palomar’s allegations, and to pursue its own claims against Palomar, each lawsuit is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome in Palomar’s suit against the Company would materially hurt the business, financial condition, results of operations and cash flows.

From time to time, the Company is party to various legal proceedings incidental to its business. The Company believes that none of the legal proceedings, other than Palomar, that are presently pending, if adversely decided against us, will have a material adverse effect upon its financial position, results of operations, or liquidity.

17.                               Other Income

During the six-month period ended December 30, 2006, the Company recognized a $3.5 million gain on the exchange of common stock of Solx Inc. for cash and common stock of Occulogix Inc. (NasdaqGM: OCCX). The gain was a result of the acquisition of Solx Inc., a privately-held company, by Occulogix Inc., a publicly traded company. The Company held 19.99% of the outstanding common stock of Solx Inc. on an as-converted basis, prior to the merger. As a result of the merger, the Company received approximately $1.0 million in cash plus approximately 1,260 shares of common stock in Occulogix Inc.

CANDELA CORPORATION

Item 2 -Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We research, develop, manufacture, market and service lasers used to perform aesthetic and cosmetic procedures. We sell our lasers to physicians and personal care practitioners. We market our products directly and through a network of distributors to end-users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently, we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists and general and vascular surgeons. We derive our revenue from the sales of lasers, light-based devices, and other products, as well as the provision of product-related services.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for our fiscal year 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements; the impact is not expected to be material.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with early adoption encouraged. We are currently assessing the potential impact that the adoption of FIN No. 48 will have our consolidated financial statements.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. We do not believe that adoption of SFAS No. 155 will have a material effect on our financial position or results of operations.

Results of Operations

Revenue

Revenue source by geographic region is reflected in the following table:

	For the three months ended:
	December 30,		December 31,
(in thousands)	2006		2005		Increase (Decrease)
U.S.	$16,851	45%	$18,469	49%	$(1,618)	-9%
All other countries	20,555	55%	19,251	51%	1,304	7%

Total worldwide revenue	$37,406	100%	$37,720	100%	$(314)	-1%

	For the six months ended:
	December 30,		December 31,
(in thousands)	2006		2005		Increase (Decrease)
U.S.	$32,696	46%	$28,737	44%	$3,959	14%
All other countries	38,184	54%	37,070	56%	1,114	3%

Total worldwide revenue	$70,880	100%	$65,807	100%	$5,073	8%

Consolidated revenue decreased 1% or $0.3 million to $37.4 million for the three-month period ended December 30, 2006 compared to the three-month period ended December 31, 2005. Consolidated revenue increased 8% or $5.1 million to $70.9 million for the six-month period ending December 30, 2006 compared to the six-month period ending December 31, 2005. The slight decrease in the three-month period ended December 30, 2006 was due primarily to a decrease sales in Latin America and the U.S. offset by increases in Europe and Asia. The increase in the six-month period ended December 30, 2006 compared to the six-month period ended December 31, 2005 was due to an increase in the U.S., Asia, and Europe, offset by a decrease in Latin America.

Foreign revenue accounted for approximately 55% of the consolidated total revenue for the three-month period ended December 30, 2006. The increase of 7% to $20.6 million for the three-month period ended December 30, 2006, as compared to the three-month period ended December 31, 2005, was comprised of increases in Europe and Asia of $1.4 million and $1.1 million, respectively, offset by a decrease in Latin America of $1.2 million.

Foreign revenue accounted for approximately 54% of the consolidated total revenue for the six-month period ended December 30, 2006. Foreign revenue increased 3% to $38.2 million for the six-month period ended December 30, 2006, as compared to the six-month period ended December 31, 2005. Year-to-date foreign revenue increased in Europe and Asia offset by the decrease in Latin America. The decrease in Latin America was primarily due to exceptionally high revenue for the demographics of the region for the six-month period ended December 31, 2005.

U.S. revenue decreased 9% or $1.6 million for the three-month period ended December 30, 2006, as compared to the three-month period ended December 31, 2005, due primarily to the decrease in revenue related to a slow-down in the growth plans of a national spa franchisor. U.S. revenue increased 14% or $4.0 million for the six-month period ended December compared to the six-month period ended December 31, 2005.

Revenue source by type is reflected in the following table:

	For the three months ended:
	December 30,		December 31,
(in thousands)	2006		2005		Increase (Decrease)
Lasers and other products	$29,107	78%	$31,657	84%	$(2,550)	-8%
Product-related services	8,299	22%	6,063	16%	2,236	37%

Total revenue	$37,406	100%	$37,720	100%	$(314)	-1%

	For the six months ended:
	December 30,		December 31,
(in thousands)	2006		2005		Increase (Decrease)
Lasers and other products	$54,997	78%	$53,882	82%	$1,115	2%
Product-related services	15,883	22%	11,925	18%	3,958	33%

Total revenue	$70,880	100%	$65,807	100%	$5,073	8%

The decrease in revenue from lasers and other products for the three-month period ended December 30, 2006, as compared to the three-month period ended December 31, 2005, was spread between all products except the V-beam which showed an increase of $1.5 million. The increase in revenue from product-related service for the three-month period ended December 30, 2006, as compared to the three-month period ended December 31, 2005, resulted primarily from an increase in the number of service-related contracts sold in addition to an increase in the number of consumables and accessories sold to support our installed base.

The increase in laser and other product revenue for the six-month period ended December 30, 2006, as compared to the six-month period ended December 31, 2005, resulted primarily from an increase in the sales volume of our V-beam product line of approximately $3.8 million offset by decreases in our other products.

Product-related services increased approximately $4.0 million during the six-month period ended December 30, 2006, as compared to the six-month period ended December 31 2005, due primarily to an increase in the number of service-related contracts sold in addition to an increase in the number of consumables and accessories sold to support our installed base.

Gross Profit. Gross profit decreased to approximately $17.8 million or 47.5% of revenues for the three-month period ended December 30, 2006, as compared to gross profit of approximately $19.0 million or 50.3% for the same period one year earlier. Gross profit increased to approximately $35.2 million or 49.7% of revenues for the six-month period ended December 30, 2006, as compared to gross profit of approximately $33.5 million or 50.9% for the same period one year earlier. The change in gross profit results principally from the changes in sales volume and product mix.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased to approximately $12.6 million for the three-month period ended December 30, 2006, from approximately $10.5 million for the three-month period ended December 31, 2005. As a percentage of revenue, selling, general and administrative expenses increased to 33.6% from 28% of revenues from the comparative prior year period. The increase was primarily due to legal fees related to the Palomar litigation and to incremental share-based compensation expense. For the six-month period ended December 30, 2006, selling, general and administrative expenses increased to approximately $23.6 million from approximately $19.3 million for the six-month period ended December 31 2005. As a percentage of revenue, selling, general and administrative expenses increased to 33.4% from 29.3%. The increase is due primarily to legal fees related to the Palomar litigation and to share-based compensation expense.

Research and Development Expense. Research and development spending increased to $4.6 million for the three-month period ended December 30, 2006, from $1.8 million for the three-month period ended December 31, 2005, due primarily to an increase in the number of active projects and an increase in employee costs. Spending in this area increased to $8.2 million for the six-month period ended December 30, 2006, from $3.4 million for the six-month period ended December 31, 2005 due primarily to the aforementioned increase in project spending and an increase in employee-related costs.

Other Income/Expense. Other income increased to approximately $0.9 million for the three-months ended December 30, 2006 compared to $0.2 million for the three-month period ended December 31, 2005 due primarily to an increase in interest income earned on the higher level of cash and cash equivalents. For the six-month period ended December 30, 2006, other income was approximately $5.2 million compared to other income of approximately $0.5 million for the six-month period ended December 31, 2005. The increase is due primarily to an increase in interest income as a result of an increase in cash and cash equivalents, marketable securities, and a recognized $3.5 million gain on the exchange of common stock of Solx Inc. for cash and common stock of Occulogix Inc.

The gain was a result of the acquisition of Solx Inc., a privately-held company, by Occulogix Inc., a publicly traded company. We held 19.99% of the outstanding common stock of Solx Inc. on an as-converted basis, prior to the merger. As a result of the merger, we received approximately $1.0 million cash plus approximately 1,260 shares of common stock in Occulogix Inc., a company publicly traded on the Nasdaq Global Market.

Income Taxes. The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries of the Company. We recorded effective tax rates of approximately 32% and 34% for the three-month periods ended December 30, 2006 and December 31, 2005, respectively. The decrease was due primarily to the retroactive reinstatement of the domestic research & development (“R&D”) tax credit. We recorded effective tax rates of approximately 36% and 34% for the six-month periods ended December 30, 2006 and December 31, 2005, respectively. The increase was due primarily to the phase out of the extraterritorial income exclusion deduction in fiscal year 2007 and a decrease in the valuation allowances for foreign jurisdictions in the same quarter in the previous year, offset slightly by the retroactive reinstatement of the R&D tax credit mentioned above.

Liquidity and Capital Resources

Our cash and cash equivalents and marketable securities at December 30, 2006 totaled approximately $70.0 million compared with approximately $79.5 million at July 1, 2006. We continue to have no long-term debt. We believe that the combination of existing cash and cash equivalents, and marketable securities on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, as it becomes required.

Cash used in operating activities amounted to approximately $2.8 million for the six-month period ended December 30, 2006 as compared to cash provided by operating activities of approximately $1.1 million for the same period in the prior year. The increase in cash used by operating activities is due to the payment of prior year liabilities combined with a decrease in net income.

Cash provided by investing activities amounted to approximately $10.7 million for the six-month period ended December 30, 2006 as compared to cash used by investing activities of approximately $10.3 million for the six-month period ended December 31, 2005. The activity for both six-month periods primarily reflects the maturity or purchase of held-to-maturity investments.

Cash used by financing activities amounted to approximately $8.0 million for the six-month period ended December 30, 2006 and primarily reflects the purchase of treasury stock during the period.

Cash provided by financing activities amounted to approximately $2.5 million for the six-month period ended December 31, 2005 and primarily reflects the proceeds from the issuance of common stock by the Company to its employees under the existing stock option plan and stock purchase plan.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and the license agreement with the Regents. The table below in the next section titled “Contractual Obligations” shows the amounts of our operating lease commitments and purchase commitments payable by year.

Contractual Obligations

Outstanding contractual obligations of the Company are reflected in the following table:

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Royalty commitments	$5,250	$1,000	$2,000	$1,250	$1,000
Operating leases	2,143	1,172	903	68	—

Total contractual obligations	$7,393	$2,172	$2,903	$1,318	$1,000

Cautionary Statements

Certain statements contained herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, our representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may identify such forward-looking statements. Such forward-looking statements include but are not limited to: that we have the necessary infrastructure in place to capitalize on expansion; the affordability of our products will allow for expansion; that we can lower production costs; or that the market will expand beyond baby boomers. We assume no obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The risks and uncertainties that may affect forward-looking statements and/or our business include, among others, those discussed in “Cautionary Statements” in our Annual Report filed on Form 10-K for the fiscal year ended July 1, 2006, as well as other risks and uncertainties referenced in this Quarterly Report on Form 10-Q, and the following:

•                                          On August 9, 2006, one of our competitors, Palomar Medical Technologies, Inc. (“Palomar”), alleged that the manufacture, use and sale of our products for laser hair removal infringe certain United States patents. Public announcements concerning this litigation that are unfavorable to us may result in significant declines in our stock price. An adverse ruling or judgment in this matter is likely to cause our stock price to decline significantly. Litigation with Palomar is expensive and is likely to be protracted, and our intellectual property position may be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in the pending lawsuit, litigation may consume substantial amounts of our financial resources and divert management’s attention away from our core business. Please see Part II, Item 1 (Legal Proceedings) for a further discussion of the Palomar litigation.

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

We had two forward exchange contracts outstanding serving as a hedge of our Euro-denominated intercompany receivables at December 30, 2006. These contracts serve as hedges of a substantial portion of our Euro-denominated intercompany balances. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 30, 2006, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CANDELA CORPORATION

Part II. Other Information

Item 1 - Legal Proceedings

The Company is currently involved in three litigation matters with Palomar Medical Technologies, Inc. (“Palomar”).

•                  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting infringement by the Company of U.S. Patent No. 5,735,844. Palomar served its complaint and summons on the Company on August 15, 2006. Palomar seeks compensatory and treble damages, as well as attorneys’ fees and an injunction against the Company. On November 6, 2006, the Company answered the complaint by denying Palomar’s allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that Palomar’s 5,595,568 patent (“’568 Patent”) is invalid and/or not infringed by Company products. On November 27, 2006, Palomar answered the counterclaim and the companies are in the midst of pre-trial fact discovery.

•                  On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222. The Company seeks compensatory and treble damages, as well as attorneys’ fees and an injunction against Palomar. The Company served its complaint and summons on Palomar on August 10, 2006. On October 25, 2006, the Company filed a First Amended Complaint, which amended the Company’s suit against Palomar by removing from the suit Patent 6,659,999. On October 30, 2006, Palomar answered the amended complaint by denying the Company’s allegations and asserting an affirmative defense of inequitable conduct with respect to the ‘395 patent. In addition, Palomar filed a declaratory judgment counterclaim seeking an order that Palomar products either do not infringe such patents or that such patents are invalid. On November 31, 2006, the Company answered the counterclaim by denying Palomar’s allegations.

•                  On December 19, 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division asserting that Palomar’s Lux V and 1540 Fractional hand pieces infringe upon one or more of United States patents: 5,810,801, 6,659,999 and 6,120,497. The Company seeks compensatory and treble damages, as well as attorneys’ fees and an injunction against Palomar. On January 10, 2007, Palomar answered the complaint by denying Palomar’s allegations and filed a declaratory judgment counterclaim seeking a ruling that its products do not infringe such patents and/or that such patents are invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts.

While the Company intends to vigorously contest Palomar’s allegations, and to pursue its own claims against Palomar, each lawsuit is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome in Palomar’s suit against the Company would materially hurt the business, financial condition, results of operations and cash flows.

From time to time, the Company is party to various legal proceedings incidental to its business. The Company believes that none of the legal proceedings, other than Palomar, that are presently pending, if adversely decided against us, will have a material adverse effect upon its financial position, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

On December 12, 2006, the Company held its annual meeting of shareholders and voted on four proposals.

1)                                      At the Meeting, the proposal to approve and adopt an amendment to the Company’s Certificate of Incorporation, as amended, to, among other things, divide the Board of Directors into three classes, with Directors in each class to serve staggered three-year terms, was defeated as follows:

FOR	AGAINST	ABSTAIN

5,392,857	9,668,369	102,785

2)                                      At the Meeting, six (6) directors were elected to hold office until the Company’s next annual meeting. The vote was as follows:

	FOR	WITHHOLD

George A. Abe	19,047,395	1,492,172
Ben Bailey III	19,777,533	762,034
Nancy Nager	19,059,253	1,480,314
Gerard E. Puorro	19,097,472	1,442,095
Kenneth D. Roberts	19,117,442	1,422,125
Douglas W. Scott	18,390,904	2,148,663

3)                                      At the Meeting, the proposal to approve and adopt an amendment to the Company’s Second Amended and Restated 1998 Stock Plan to increase the number of shares of common stock that may be issued pursuant to the Second Amended and Restated 1998 Stock Plan by 2,500,000 shares to 7,800,000 shares of common stock in the aggregate, was approved as follows:

FOR	AGAINST	ABSTAIN

7,594,774	7,544,492	21,745

4)                                      At the Meeting, a proposal to ratify the selection of BDO Seidman, LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007, was approved as follows:

FOR	AGAINST	ABSTAIN

20,476,747	40,233	22,587

ITEM 6 - Exhibits

(a)             Exhibits

Exhibit 10.1	Amendment No. 1 to Second Amended and Restated 1998 Stock Plan

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDELA CORPORATION

Date:	February 5, 2007	/s/ F. Paul Broyer
F. Paul Broyer
(Senior Vice President, Finance and Administration
and Chief Financial Officer)

Candela Corporation

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 10.1	Amendment No. 1 to Second Amended and Restated 1998 Stock Plan

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002