Form 10-Q
period 2007-03-31
CANDELA CORP /DE/
filed 2007-05-10
CIK 793279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2007
Common Stock, $.01 par value per share	23,120,484

CANDELA CORPORATION

Index

			Page
Part I.	Financial Information:

	Item 1.	Unaudited Financial Statements

		Consolidated Balance Sheets as of March 31, 2007 and July 1, 2006	3

		Consolidated Statements of Income and Comprehensive Income for the three-month periods ended March 31, 2007 and April 1, 2006, and for the nine-month periods ended March 31, 2007 and April 1, 2006	4

		Condensed Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2007 and April 1, 2006	5

		Notes to Consolidated Financial Statements (Unaudited)	6-15

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	22

	Item 4.	Controls and Procedures	22

Part II.	Other Information:

	Item 1.	Legal proceedings	23-24

	Item 6.	Exhibits	25

	Signatures		26

	Index to Exhibits		27

Part I.  Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31,	July 1,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$27,879	$40,194
Restricted cash	57	166
Marketable securities	14,960	27,332
Accounts receivable, net of allowance for doubtful accounts of $1,594 and $1,831 at March 31 and July 1, respectively	34,501	34,273
Notes receivable	840	1,611
Inventories, net	19,347	16,666
Other current assets	3,431	1,756

Total current assets	101,015	121,998
Property and equipment, net	3,504	3,302
Deferred tax assets	8,364	8,142
Goodwill and acquired Intangible assets, net	21,984	3,402
Marketable securities, long-term	13,660	11,953
Other assets	315	379

Total assets	$148,842	$149,176

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,430	$15,968
Accrued payroll and related expenses	4,275	5,728
Accrued warranty costs, current	5,769	5,868
Income taxes payable	—	933
Sales tax payable	835	854
Royalties payable	768	764
Other accrued liabilities	6,618	3,672
Deferred revenue, current	9,227	8,342
Current liabilities of discontinued operations	1,286	1,287

Total current liabilities	41,208	43,416
Accrued warranty costs, long-term	2,916	3,761
Deferred revenue, long-term	2,716	1,987

Total liabilities	46,840	49,164

Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 25,978,000 and 25,914,000 issued at March 31 and July 1, respectively	260	259
Treasury stock, 3,020,000 and 2,250,000 common shares at March 31 and July 1, respectively, at cost	(21,268)	(12,997)
Additional paid-in capital	67,501	64,234
Accumulated earnings	55,263	48,280
Accumulated other comprehensive income	246	236

Total stockholders’ equity	102,002	100,012

Total liabilities and stockholders’ equity	$148,842	$149,176

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(unaudited)

	For the three-months ended:		For the nine-months ended:
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Revenue
Lasers and other products	$29,017	$34,795	$84,014	$88,677
Product-related service	9,673	7,519	25,556	19,444

Total revenue	38,690	42,314	109,570	108,121
Cost of sales
Lasers and other products	12,411	15,688	37,007	39,235
Product-related service	6,539	5,228	17,620	13,960

Total cost of sales	18,950	20,916	54,627	53,195

Gross profit	19,740	21,398	54,943	54,926
Operating expenses
Selling, general and administrative	13,208	11,602	36,856	30,858
Research and development	4,873	2,432	13,059	5,873

Total operating expenses	18,081	14,034	49,915	36,731
Income from operations	1,659	7,364	5,028	18,195
Other income (expense)
Interest income	716	546	2,231	1,057
Other income (expense), net	85	(15)	3,727	(18)

Total other income	801	531	5,958	1,039

Income before income taxes	2,460	7,895	10,986	19,234
Provision for income taxes	920	2,892	4,003	6,703
Net income	$1,540	$5,003	$6,983	$12,531

Net income per share of common stock
Basic	$0.07	$0.22	$0.30	$0.55
Diluted	$0.07	$0.21	$0.30	$0.53

Weighted average shares outstanding
Basic	22,937	23,255	23,128	22,817

Diluted	23,320	24,204	23,592	23,762

Net income	$1,540	$5,003	$6,983	$12,531
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	20	367	135	(7)
Unrealized loss on available-for-sale securities, net of tax	(63)	—	(395)	—

Comprehensive Income	$1,497	$5,370	$6,723	$12,524

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine-months ended:
	March 31,	April 1,
	2007	2006
Cash flows from operating activities:
Net income	$6,983	$12,531
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Gain on exchange of stock (Note 17)	(3,540)	—
Share-based compensation expense	2,887	642
Depreciation and amortization	972	354
Provision for bad debts	900	700
Other non-cash items	(89)	3
Increase (decrease) in cash from working capital
Accounts receivable	(968)	(1,561)
Notes receivable	703	(348)
Inventories	(2,234)	(2,473)
Other current assets	(2,751)	(1,922)
Other assets	(3,202)	(2,777)
Accounts payable	(4,166)	1,542
Accrued payroll and related expenses	(1,505)	(551)
Deferred revenue	938	1,062
Accrued warranty costs	(214)	7
Income taxes payable	(1,478)	(1,011)
Other accrued liabilities	2,748	(170)
Change in restricted cash	1	32

Net cash (used by) provided by operating activities	(4,015)	6,060

Cash flows from investing activities:
Purchases of property and equipment	(267)	(323)
Maturities of held-to-maturity marketable securities	32,746	—
Cash proceeds from exchange of stock (Note 17)	994	—
Purchases of held-to-maturity marketable securities	(17,278)	(34,588)
Acquisition of business, net of cash acquired	(15,686)	—
Acquisition of intangible assets	(1,380)	—

Net cash used by investing activities	(871)	(34,911)

Cash flows from financing activities:
Proceeds from the issuance of common stock	378	7,321
Purchase of treasury stock	(8,271)	—

Net cash (used by) provided by financing activities	(7,893)	7,321

Effect of exchange rates on cash and cash equivalents	521	343

Net decrease in cash and cash equivalents	(12,258)	(21,187)

Cash and cash equivalents at beginning of period	40,194	56,383

Cash and cash equivalents at end of period	$27,936	$35,196

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

The results for the three and nine months ended March 31, 2007 are not necessarily indicative of results to be expected for the remainder of the fiscal year. The information contained in the interim financial statements should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Candela Corporation 2006 Form 10-K filed with the Securities and Exchange Commission (“SEC”). Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact on operating income.

Basis of Consolidation

The financial statements include the accounts of Candela Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group consists of our executive officers. The Company operates principally in one industry segment: the design, manufacture, sale, and service of medical devices and related equipment. The results in this segment have been presented in the Consolidated Statements of Income for the appropriate periods.

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

3.      Discontinued Operations

On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure was accounted for as a discontinued operation in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. In determining the amount of the facilities closure accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly and may result in revisions to established facility reserves.

Current liabilities of discontinued operations consist of the following:

	March 31,	July 1,
(in thousands)	2007	2006
Facility closure and other costs	$447	$447
Deferred revenue, gift certificates	839	840

	$1,286	$1,287

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

The application of SFAS No. 123R and SAB 107 during the three-month periods ended March 31, 2007 and April 1, 2006 resulted in the recognition of share-based compensation expense of approximately $0.9 million and $0.4 million, respectively.  For the nine-month period ended March 31, 2007 and April 1, 2006, recognition of shared-based compensation expense was approximately $2.9 million and $0.6 million, respectively. These expenses were divided between cost of sales and operating expense cost centers based upon the functional responsibilities of the individuals holding the respective options.

As of March 31, 2007, there was approximately $2.9 million of total unrecognized compensation cost related to non-vested stock options/Stock Appreciation Rights (“SARs”) granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 1.32 years. As of April 1, 2006, there was approximately $3.6 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s incentive plans.

The amount of cash received from the exercise of stock options for the nine-month periods ended March 31, 2007 and April 1, 2006 was approximately $0.4 million and $7.2 million, respectively.

Stock Plans

1990 Candela Corporation Employee Stock Purchase Plan

The 1990 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the sale of up to 1.5 million shares of common stock to eligible employees.  The shares are issued at 85% of the market price on the last day of semi-annual periods.  Substantially all full-time employees are eligible to participate in the Purchase Plan.  At March 31, 2007 there were approximately 678 thousand shares available for sale.  Compensation expense for the purchase plan is recognized over the vesting period.

1998 Candela Corporation Stock Option Plan

Effective October 5, 2005, the Second Amended and Restated 1998 Stock Plan (the “1998 Stock Plan”) was amended to clarify the granting of incentive stock options, non-qualified stock options, and SARs.

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

Options and rights granted under the 1998 Stock Plan become exercisable on the date of grant or in installments, as specified by a Committee established by the Board of Directors, and expire ten years from the date of the grant.  The maximum number of shares for which options and rights may be granted under the 1998 Stock Plan was increased by 2.5 million shares to 7.8 million by affirmative vote at the Company’s Annual Meeting of Shareholders held December 12, 2006. Upon exercise of a SAR, only the net number of shares of common stock issued in connection with such exercise shall be deemed “issued” for this purpose.  The Company may satisfy the awards upon exercise with either newly-issued or treasury shares.

There were approximately 330 thousand stock based SARs granted during the nine-month period ended March 31, 2007. The SARs granted to employees become exercisable ratably over one to four years, while the SARs granted to directors become exercisable over two years.

There were approximately 2.2 million outstanding options/SARs at March 31, 2007 with a weighted-average exercise price of $11.19 per share, an aggregate intrinsic value of approximately $0.5 million, and a weighted-average remaining contractual term of 7.49 years.

There were approximately 1.5 million of exercisable options/SARs at March 31, 2007 with a weighted-average exercise price of $9.88 per share, an aggregate intrinsic value of approximately $2.3 million, and a weighted-average remaining contractual term of 7.0 years.

There were approximately 2.7 million options/SARS available to grant at March 31, 2007

The total intrinsic value of options exercised during the three and nine month periods ended March 31, 2007 was approximately $0.1 million and $0.4 million, respectively.

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

	For the three months ended:		For the nine months ended:
	March 31,	April 1,	March 31,	April 1,
(in thousands, except per share data)	2007	2006	2007	2006
Shares used in the calculation of Basic earnings per share	22,937	23,255	23,128	22,817
Effect of dilutive securities: Stock options/SAR’s	383	949	464	945

Diluted shares used in the calculation of earnings per share	23,320	24,204	23,592	23,762

Per share effect of dilutive securities on net income	$—	$0.01	$—	$0.02

During the three and nine month periods ended March 31, 2007, options/SARs to purchase approximately 1.3 million and 1.0 million shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the three and nine month periods ended April 1, 2006, options/SARs to purchase 220 thousand and 96 thousand shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

6.      Acquisitions

On March 6, 2007, we acquired Inolase (2002) Ltd. (“Inolase”) a non-public company engaged in the development and manufacture of proprietary devices for the aesthetic light-based treatment industry as well as the development of intellectual property related to medical devices and light sources. The aggregate purchase price was approximately $16.8 million in cash, including $0.3 million of acquisition-related transaction costs. No Candela common stock was issued in the acquisition. This acquisition was accounted for as a business combination.

The agreement to purchase Inolase contains certain earn-out provisions and we are currently assessing the likelihood of their attainment. If we conclude that the outcome of these contingencies is determinable beyond a reasonable doubt, and that they are directly attributable to the purchase price itself, such a conclusion would result in an adjustment to goodwill and the establishment of an additional liability when the purchase-price allocation is finalized. Our final evaluation may also conclude that these provisions are directly attributable to the purchase price itself, but that we are unable to presently calculate the additional future amounts to be paid. If this is our conclusion, any future earn-out payments would represent increases to goodwill in the period(s) in which they are made. The purchase-price allocation is preliminary pending the final determination of the fair value of the assets and liabilities acquired. The preliminary purchase-price allocation was recorded in the third quarter of 2007 and resulted in approximately $10.5 million of goodwill and $6.3 million of other acquired intangible assets, primarily comprised of patents and patent applications, which are being amortized over an estimated weighted average of 7 years. Values assigned to these acquired intangible assets are not deductible for tax purposes.

Based upon the preliminary purchase price allocation, the total purchase price was allocated as follows:

(in thousands)
Goodwill	$10,549
Identifiable intangible assets	6,300
Inventory	214
Accounts receivable & other assets	195
Accounts payable and accrued expenses	(248)
Other liabilities	(201)

Total preliminary purchase price allocation	$16,809

The excess of the purchase price of Inolase over the estimated fair values of tangible and intangible assets and liabilities totaling approximately $10.5 million was allocated to goodwill. We believe that such excess in purchase price for accounting purposes was warranted by certain factors, including: 1) the potential to facilitate up-sell and cross-sell opportunities for our products with that of Inolase; 2) the potential to exploit reduced pain applications across our existing and future products; and 3) the potential to leverage Inolase intellectual property into home use applications.

Results of operations for Inolase have been included in our accompanying consolidated statement of operations beginning March 6, 2007.

7.      Marketable Securities

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

Marketable securities consist of the following:

	March 31, 2007			July 1, 2006
(in thousands)	Net Carrying Amount	Fair Value	Unrealized loss	Net Carrying Amount	Fair Value	Unrealized loss
Short-term (Held-to-maturity):
Government-backed securities	$9,998	$9,994	$(4)	$17,997	$17,946	$(51)
Certificates of deposit	2,920	2,897	(23)	2,368	2,356	(12)
Corporate bonds	—	—	—	3,005	2,996	(9)
Commercial paper	—	—	—	3,962	3,960	(2)
	12,918	12,891	(27)	27,332	27,258	(74)
Short-term (Available-for-sale):
Equity investments	2,042	2,042	—	—	—	—
Total marketable securities, short-term	$14,960	$14,933	$(27)	$27,332	$27,258	$(74)

Long-term (Held-to-maturity):
Government-backed securities	$10,992	$11,001	$9	$8,998	$8,917	$(81)
Certificates of deposit	2,668	2,647	(21)	2,955	2,903	(52)
Total marketable securities, long-term	$13,660	$13,648	$(12)	$11,953	$11,820	$(133)

There have been no material realized gains or losses for the three and nine months ended March 31, 2007.

8.      Inventories

Inventories consist of the following:

	March 31,	July 1,
(in thousands)	2007	2006
Raw materials	$6,807	$5,936
Work in process	1,502	1,151
Finished goods	11,038	9,579

	$19,347	$16,666

9.      Property and Equipment

Property and equipment consists of the following:

	March 31,	July 1,
(in thousands)	2007	2006
Leasehold improvements	$1,002	$920
Office furniture	701	603
Computers, software, and other equipment	9,937	9,236

	$11,640	$10,759
Less: accumulated depreciation	(8,136)	(7,457)

Property and equipment, net	$3,504	$3,302

Depreciation expense was approximately $0.2 million and $0.7 million for the three and nine month periods ended March 31, 2007, respectively. Depreciation expense was approximately $0.2 million and $0.6 million for the three and nine month periods ended April 1, 2006, respectively.

10.    Intangible assets

Intangible assets with finite lives (amortized) and indefinite lives consist of the following:

	March 31, 2007			July 1, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents	$7,679	$(290)	$7,389	$—	$—	$—
Prepaid licenses	4,878	(832)	4,046	3,878	(476)	3,402
Goodwill (indefinite lived)	10,549	—	10,549	—	—	—

	$23,106	$(1,122)	$21,984	$3,878	$(476)	$3,402

11.    Derivative Instruments and Hedging Activity

The Company enters into financial instruments to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency forward contracts.  The Company generally recognizes derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value.  Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are recorded in shareholders’ equity as a component of other comprehensive income along with an offsetting adjustment against the basis of the derivative instrument itself.

The Company had four foreign currency forward contracts outstanding at March 31, 2007, serving to mitigate the foreign currency risk of a substantial portion of Euro-denominated intercompany balances, in the notional amount of approximately 3.7 million Euros. The fair value of the foreign currency derivative contracts outstanding at March 31, 2007 was approximately $4.9 million. Any gains or losses on the fair value of the effective portion of the derivative contract are largely offset by the losses and gains on the underlying transactions.

12.    Warranty Reserve

The Company’s products generally carry a standard warranty. The Company maintains a reserve based on anticipated warranty claims at the time product revenue is recognized.  Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the three and nine month periods ended March 31, 2007 and April 1, 2006, respectively:

	For the three months ended:		For the nine months ended:
	March 31,	April 1,	March 31,	April 1,
(in thousands)	2007	2006	2007	2006
Beginning balance	$9,490	$8,890	$9,629	$8,646
Incremental accruals on current sales	1,240	2,385	4,811	6,071
Amortization of prior-period accruals	(2,045)	(1,919)	(5,755)	(5,361)

Ending balance	$8,685	$9,356	$8,685	$9,356

13.    Deferred Revenue

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

The following table reflects changes in the Company’s deferred revenue account during the three and nine month periods ended March 31, 2007 and April 1, 2006, respectively:

	For the three months ended:		For the nine months ended:
	March 31,	April 1,	March 31,	April 1,
(in thousands)	2007	2006	2007	2006
Beginning balance	$10,079	$9,325	$10,329	$8,350
Deferral of new sales	4,729	1,339	9,243	7,850
Recognition of previously deferred revenue	(2,865)	(1,999)	(7,629)	(7,535)

Ending balance	$11,943	$8,665	$11,943	$8,665

14.    Common Stock Buyback

On October 31, 2005, the Company’s Board of Directors authorized the purchase by the Company of up to 10% of the Company’s outstanding shares of its common stock during a two-year period which expires on October 31, 2007.

770 thousand shares of common stock were purchased for approximately $8.3 million during the nine-month period ended March 31, 2007.

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

The Company’s agreement with the Regents called for an annual license fee of $0.3 million and a royalty obligation of 3%.  The annual fee of $0.3 million was paid to the Regents in a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of March 31, 2007 was less than 9 years. The royalty and the amortization of the annual license fee payment are reflected in the Company’s consolidated statement of income. The unamortized portion of the license fee payment is reflected in intangible assets in the March 31, 2007 and July 1, 2006 balance sheets (Note 10).

16.             Legal Proceedings

The Company is currently involved in three litigation matters with Palomar Medical Technologies, Inc.  (“Palomar”).

•                  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent No. 5,735,844.  Palomar seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief.  In November 2006, the Company answered the complaint by denying Palomar’s allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that United States patent No. 5,595,568 (“the ‘568 Patent”) is either invalid, or products manufactured by the Company do not infringe the ‘568 Patent, or both. In November 2006, Palomar filed an answer denying the Company’s counterclaim. In February 2007, Palomar moved to Amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement of the ‘568 patent, and to allege that additional Candela products infringe the ‘568 Patent. The Court has not ruled on whether Palomar’s proposed amendments to its original complaint will be allowed. On February 16, 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A. The Company’s motion was granted in March of 2007. Palomar filed a general denial response to Candela’s Amended Answer and Counterclaim on March 29, 2007. The parties are presently in the midst of pre-trial fact discovery which is expected to take several months.

•                  On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222. The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys’ fees and an injunction against Palomar to prevent Palomar’s continuing infringement. The Company served its complaint on Palomar in August 2006.  In October 2006, the Company amended the Company’s suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October 2006, Palomar answered the Company’s amended complaint by denying the Company’s allegations and asserting an affirmative defense of inequitable conduct with respect to the ‘395 patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the ‘395 and ‘222 patents or that such patents are invalid.  In November 2006, the Company answered the counterclaim by denying Palomar’s allegations. The parties are in the midst of pre-trial fact discovery.

•                  In December 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division, asserting that Palomar infringes one or more claims of United States patents Nos: 5,810,801, 6,659,999 and 6,120,497. The Company seeks compensatory and treble damages for past infringement, as well as attorneys’ fees and an injunction against Palomar from future infringement.  In January 2007, Palomar answered the complaint by denying the Company’s allegations and filing a declaratory judgment motion seeking a court ruling that it does not infringe such patents and/or that such patents are invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts. In February 2007, the Company added Massachusetts General Hospital as a party to its action. The Court denied Palomar’s motion to transfer the case to Massachusetts. The parties are in the midst of pre-trial fact discovery.

While the Company intends to vigorously contest Palomar’s allegations, and to pursue its own claims against Palomar, each lawsuit is inherently uncertain and unpredictable as to its ultimate outcome.  An adverse outcome in Palomar’s suit against the Company would materially hurt the Company’s business, financial condition, results of operations and cash flows.  In contrast, an adverse outcome in either of the two lawsuits which the Company has initiated against Palomar would not likely have a material adverse effect on the business or financial condition of the Company.

From time to time, the Company is party to various legal proceedings incidental to its business.  The Company believes that none of the legal proceedings, other than the lawsuit initiated by Palomar, that are presently pending, if adversely decided against us, will have a material adverse effect upon the Company’s  financial position, results of operations, or liquidity.

17.             Other Income

During the nine-month period ended March 31, 2007, the Company recognized a $3.5 million gain on the exchange of common stock of Solx Inc. for cash and common stock of Occulogix Inc. (NasdaqGM: OCCX).  The gain was a result of the acquisition of Solx Inc., a privately-held company, by Occulogix Inc., a publicly traded company.  The Company held 19.99% of the outstanding common stock of Solx Inc. on an as-converted basis, prior to the merger.  As a result of the acquisition of Solx, Inc., the Company received approximately $1.0 million in cash plus approximately 1.3 million shares of common stock in Occulogix Inc.

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

Results of Operations

Revenue

Revenue source by geographic region is reflected in the following table:

	For the three months ended:
	March 31,		April 1,
(in thousands)	2007		2006		Increase (Decrease)
U.S.	$15,204	39%	$20,157	48%	$(4,953)	-25%
All other countries	23,486	61%	22,157	52%	1,329	6%

Total worldwide revenue	$38,690	100%	$42,314	100%	$(3,624)	-9%

	For the nine months ended:
	March 31,		April 1,
(in thousands)	2007		2006		Increase (Decrease)
U.S.	$47,900	44%	$48,894	45%	$(994)	-2%
All other countries	61,670	56%	59,227	55%	2,443	4%

Total worldwide revenue	$109,570	100%	$108,121	100%	$1,449	1%

Consolidated revenue was $38.7million for the three-month period ended March 31, 2007 compared to $42.3 million for the three-month period ended April 1, 2006. The decrease of $3.6 million was comprised of decreases in the U.S. and Latin America of $5.1 million and $1.4 million, respectively, offset by an increase in Europe of $2.9 million. The decrease in U.S. revenues was primarily related to a leveling-off in demand for our VBeamTM platform and delays in new product completions. The VBeamTM decrease was directly related to the introduction of the upgraded version in the fiscal quarter ended April 1, 2006 which, in turn, created a large initial demand as compared to the quarter ended March 31, 2007. The decrease in Latin America was primarily due to the unexpectedly high revenue for the demographics of the region in the previous comparable period. The increase in Europe was primarily the result of expanded and more efficient distribution channels.

Consolidated revenue was $109.6 million for the nine-month period ended March 31, 2007 compared to $108.1 million for the nine-month period ended April 1, 2006. The net increase of $1.4 million was comprised of decreases in the U.S. and Latin America of $1.0 million and $4.0 million, respectively, offset by increases in Europe of $6.0 million and Asia of $0.4 million. The decrease in Latin America was primarily due to the unexpectedly high revenue for the demographics of the region in the previous comparable period. The increase in Europe was primarily the result of expanded and more efficient distribution channels.

Foreign revenue accounted for approximately 61% of the consolidated revenue for the three-month period ended March 31, 2007. The increase of 6% to $23.5 million for the three-month period ended March 31, 2007 as compared to the three-month period ended April 1, 2006, was comprised primarily of an increase in Europe of $2.9 million offset by a decrease in Latin America of $1.4 million.

Foreign revenue accounted for approximately 56% of the consolidated revenue for the nine-month period ended March 31, 2007. The increase of 1% to $61.7 million for the nine-month period ended March 31, 2007 as compared to the nine-month period ended April 1, 2006, was comprised primarily of an increase in Europe of $6.0 million offset by a decrease in Latin America of $4.0 million. The increase in Europe was primarily the result of expanded and more efficient distribution channels. The decrease in Latin America was primarily due to the unexpectedly high revenue for the demographics of the region in the previous comparable period.

Revenue source by type is reflected in the following table:

	For the three months ended:
	March 31,		April 1,
(in thousands)	2007		2006		Increase (Decrease)
Lasers and other products	$29,017	75%	$34,795	82%	$(5,778)	-17%
Product-related services	9,673	25%	7,519	18%	2,154	29%

Total revenue	$38,690	100%	$42,314	100%	$(3,624)	-9%

	For the nine months ended:
	March 31,		April 1,
(in thousands)	2007		2006		Increase (Decrease)
Lasers and other products	$84,014	77%	$88,677	82%	$(4,663)	-5%
Product-related services	25,556	23%	19,444	18%	6,112	31%

Total revenue	$109,570	100%	$108,121	100%	$1,449	1%

Lasers and other product revenues was $29.0 million as compared to $34.8 million for the three-month periods ended March 31, 2007 and April 1, 2006, respectively. The decrease of $5.7 million was comprised of a decrease of approximately $3.7 million in our VBeamTM platform combined with a $2.2 million decrease in our Gentle YAGTM product line. As noted previously, the VBeamTM decrease was directly related to the introduction of the upgraded version in the fiscal quarter ended April 1, 2006 which, in turn, created a large initial demand as compared to the quarter ended March 31, 2007. The average selling price of our products remained comparable for the three-month periods ended March 31, 2007 and April 1, 2006, respectively.

Product-related services increased $2.1 million or 29% and $6.1 million or 31% in the three and nine month periods ended March 31, 2007 as compared to the same periods ended April 1, 2006. The increase is primarily related to the increase in the number of service-related contracts sold in addition to an increase in the number of consumables and accessories sold to support our installed base.

Lasers and other product revenues was $84.0 million compared to $88.7 million for the nine-month periods ended March 31, 2007 and April 1, 2006, respectively. This reduction in product revenue was experienced across all product lines.

Gross Profit. Gross profit was approximately $19.7 million or 51.0% for the three-month period ended March 31, 2007 compared to $21.4 million or 50.6% for the three-month period ended April 1, 2006. Gross profit was $54.9 million or 50.1% for the nine-month period ended March 31, 2007 compared to $54.9 million or 50.8% for the nine-month period ended April 1, 2006. The changes in gross profit for the three and nine-month periods are principally related to overall sales volume and product mix.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased to approximately $13.2 million for the three-month period ended March 31, 2007, from approximately $11.6 million for the three-month period ended April 1, 2006.  As a percentage of revenue, selling, general and administrative expenses increased to 34% from 27% of revenues from the comparative prior year period.  The increase was primarily due to legal fees related to the Palomar litigation and to incremental share-based compensation expense, as well as higher salaries due to increased headcount. For the nine-month period ended March 31, 2007, selling, general and administrative expenses increased to approximately $36.8 million from approximately $30.8 million for the nine-month period ended April 1, 2006.  As a percentage of revenue, selling, general and administrative expenses increased to 33.6% from 28.5% of revenues from the comparative prior year period.  The increase is due primarily to legal fees related to the Palomar litigation and to share-based compensation expense, as well as higher salaries due to increased headcount.

Research and Development Expense.  Research and development spending increased to $4.9 million for the three-month period ended March 31, 2007, from $2.4 million for the three-month period ended April 1, 2006, due primarily to an increase in the number of active projects and an increase in employee costs. Spending in this area increased to $13.1 million for the nine-month period ended March 31, 2007, from $5.9 million for the nine-month period ended April 1, 2006 due primarily to the aforementioned increase in project spending and an increase in employee-related costs.

Other Income/Expense.  Other income increased to approximately $0.8 million for the three-months ended March 31, 2007 compared to $0.5 million for the three-month period ended April 1, 2006 due primarily to an increase in interest income earned on the higher level of cash and cash equivalents, and investments. For the nine-month period ended March 31, 2007, other income was approximately $6.0 million compared to other income of approximately $1.0 million for the nine-month period ended April 1, 2006. The increase is due primarily to an increase in interest income as a result of an increase in cash and cash equivalents, investments, and a recognized $3.5 million gain which the Company recognized on the exchange of its shares of common stock of Solx Inc. for cash and common stock of Occulogix Inc.

The gain was a result of the acquisition of Solx Inc., a privately-held company, by Occulogix Inc., a publicly traded company.  We held 19.99% of the outstanding common stock of Solx Inc. on an as-converted basis, prior to the merger.  As a result of the merger, we received approximately $1.0 million cash plus approximately 1.3 million shares of common stock in Occulogix Inc., a company publicly traded on the Nasdaq Global Market.

Income Taxes. The provision for income taxes results from a combination of activities of the Company and its domestic and foreign subsidiaries. We recorded effective tax rates of approximately 37% for each of the three-month periods ended March 31, 2007 and April 1, 2006, respectively. We recorded effective tax rates of approximately 36% and 35% for the nine-month periods ended March 31, 2007 and April 1, 2006, respectively.  The increase was due primarily to the phase out of the extraterritorial income exclusion deduction in fiscal year 2007 and a decrease in the valuation allowances for foreign jurisdictions in the same period in the previous year, offset slightly by a retroactive reinstatement of the domestic research & development tax credit.

Liquidity and Capital Resources

Our cash and cash equivalents and our investment in short and long-term marketable securities at March 31, 2007 totaled approximately $56.5 million compared with approximately $79.5 million at July 1, 2006. We continue to have no long-term debt.   We believe that the combination of existing cash and cash equivalents, and marketable securities on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, as it becomes required.

Cash used by operating activities amounted to approximately $4.0 million for the nine-month period ended March 31, 2007 as compared to cash provided by operating activities of $6.1 million for the same period in the prior year. The increase in cash used by operating activities is primarily due to the payment of prior year liabilities and a decrease in net income as compared to the same period in the prior year.

Cash used by investing activities amounted to approximately $0.9 million for the nine-month period ended March 31, 2007 as compared to approximately $34.9 million for the nine-month period ended April 1, 2006. The activity for both nine-month periods reflects the maturity or purchase of held-to-maturity investments. Cash used by investing activities also reflects approximately $15.7 million, net of cash received, for the acquisition of Inolase during the nine-month period ended March 31, 2007 as compared to the same period in the prior year (Note 6).

Cash used by financing activities amounted to approximately $7.9 million for the nine-month period ended March 31, 2007 and primarily reflects the re-purchase of Company stock by the Company in open market transactions during the period.

Cash provided by financing activities amounted to approximately $7.3 million for the nine-month period ended April 1, 2006, and  primarily reflects the proceeds from the issuance of common stock by the Company to its employees under existing stock option and stock purchase plan.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and the license agreement with the Regents. The table below in the next section titled “Contractual Obligations” shows the amounts of our operating lease commitments and purchase commitments payable by year.

Contractual Obligations

Outstanding contractual obligations of the Company are reflected in the following table:

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Royalty commitments	$5,250	$1,000	$2,000	$1,500	$750
Operating leases	2,038	1,217	754	67	—

Total contractual obligations	$7,288	$2,217	$2,754	$1,567	$750

Cautionary Statements

Certain statements contained herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, our representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may identify such forward-looking statements. Such forward-looking statements include but are not limited to: that we have the necessary infrastructure in place to capitalize on expansion; the affordability of our products will allow for expansion; that we can lower production costs; or that the market will expand beyond baby boomers.  We assume no obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.  The risks and uncertainties that may affect forward-looking statements and/or our business include, among others, those discussed in “Cautionary Statements” in our Annual Report filed on Form 10-K for the fiscal year ended July 1, 2006, as well as other risks and uncertainties referenced in this Quarterly Report on Form 10-Q, and the following:

•                                          On August 9, 2006, one of our competitors, Palomar Medical Technologies, Inc. (“Palomar”), alleged that the manufacture, use and sale of our products for laser hair removal willfully infringe certain United States patents. Public announcements concerning this litigation that are unfavorable to us may result in significant declines in our stock price. An adverse ruling or judgment in this matter is likely to cause our stock price to decline significantly.  Litigation with Palomar is expensive and is likely to be protracted, and our intellectual property position may be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in the pending lawsuit, litigation may consume substantial amounts of our financial resources and divert management’s attention away from our core business.  Please see Part II, Item 1 (Legal Proceedings) for a further discussion of the Palomar litigation.

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

•                                          Our failure to manage acquisitions and joint ventures effectively may divert management attention from our core business and cause us to incur debt, liabilities or costs.

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

We had four forward exchange contracts outstanding serving as a hedge of our Euro-denominated intercompany receivables at March 31, 2007.  These contracts serve as hedges of a substantial portion of our Euro-denominated intercompany balances. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and acting Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2007, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and acting Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CANDELA CORPORATION

Part II.  Other Information

Item 1 - Legal Proceedings

The Company is currently involved in three litigation matters with Palomar Medical Technologies, Inc.  (“Palomar”).

•                  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent No. 5,735,844.  Palomar seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief.  In November 2006, the Company answered the complaint by denying Palomar’s allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that United States patent No. 5,595,568 (“the ‘568 Patent”) is either invalid, or products manufactured by the Company do not infringe the ‘568 Patent, or both. In November 2006, Palomar filed an answer denying the Company’s counterclaim. In February 2007, Palomar moved to Amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement of the ‘568 patent, and to allege that additional Candela products infringe the ‘568 Patent. The Court has not ruled on whether Palomar’s proposed amendments to its original complaint will be allowed. On February 16, 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A. The Company’s motion was granted in March of 2007. Palomar filed a general denial response to Candela’s Amended Answer and Counterclaim on March 29, 2007. The parties are presently in the midst of pre-trial fact discovery which is expected to take several months.

•                  On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222. The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys’ fees and an injunction against Palomar to prevent Palomar’s continuing infringement. The Company served its complaint on Palomar in August 2006.  In October 2006, the Company amended the Company’s suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October 2006, Palomar answered the Company’s amended complaint by denying the Company’s allegations and asserting an affirmative defense of inequitable conduct with respect to the ‘395 patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the ‘395 and ‘222 patents or that such patents are invalid.  In November 2006, the Company answered the counterclaim by denying Palomar’s allegations. The parties are in the midst of pre-trial fact discovery.

•                  In December 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division, asserting that Palomar infringes one or more claims of United States patents Nos: 5,810,801, 6,659,999 and 6,120,497. The Company seeks compensatory and treble damages for past infringement, as well as attorneys’ fees and an injunction against Palomar from future infringement.  In January 2007, Palomar answered the complaint by denying the Company’s allegations and filing a declaratory judgment motion seeking a court ruling that it does not infringe such patents and/or that such patents are invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts. In February 2007, the Company added Massachusetts General Hospital as a party to its action. The Court denied Palomar’s motion to transfer the case to Massachusetts. The parties are in the midst of pre-trial fact discovery.

While the Company intends to vigorously contest Palomar’s allegations, and to pursue its own claims against Palomar, each lawsuit is inherently uncertain and unpredictable as to its ultimate outcome.  An adverse outcome in Palomar’s suit against the Company would materially hurt the Company’s business, financial condition, results of operations and cash flows.  In contrast, an adverse outcome in either of the two lawsuits which the Company has initiated against Palomar would not likely have a material adverse effect on the business or financial condition of the Company.

From time to time, the Company is party to various legal proceedings incidental to its business.  The Company believes that none of the legal proceedings, other than the lawsuit initiated by Palomar, that are presently pending, if adversely decided against us, will have a material adverse effect upon the Company’s  financial position, results of operations, or liquidity.

ITEM 6 - Exhibits

(a)                                  Exhibits

Exhibit 10.1	Amended and Restated Employment Agreement dated as of April 5, 2007, between Candela Corporation and Gerard E. Puorro
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDELA CORPORATION

Date: May 10, 2007	/s/ Robert E. Quinn
Robert E. Quinn
(Treasurer, Corporate Controller and
Principal Financial Officer)

Candela Corporation

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 10.1	Amended and Restated Employment Agreement dated as of April 5, 2007, between Candela Corporation and Gerard E. Puorro

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002