Form 10-K
period 2007-06-30
CANDELA CORP /DE/
filed 2007-09-13
CIK 793279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007	Commission file number 000-14742

CANDELA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2477008
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
530 Boston Post Road, Wayland, Massachusetts	01778
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the registrant’s voting and non-voting stock, held by non-affiliates of the registrant as of December 30, 2006, based upon the closing price of such stock on the NASDAQ Stock Market on that date, was $285,570,603. As of September 11, 2007, 23,138,771 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the 2007 definitive Proxy Statement.

CANDELA CORPORATION
2007 Form 10-K Annual Report
Table of Contents

Part I

Item 1.                        Business.

Introduction

Candela Corporation (“Candela” or the “Company”) is a pioneer in the development and commercialization of advanced aesthetic laser and light-based systems that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions including:

•       permanent hair reduction on all skin types;

•       skin rejuvenation, skin tightening and wrinkle reduction;

•       vascular lesions such as rosacea, facial spider veins, leg veins, port wine stains, angiomas and hemangiomas;

•       all-color tattoo removal;
skin resurfacing
scars, stretch marks and warts;

•       removal of benign pigmented lesions such as sun spots, age spots, freckles, and Nevus of Ota/Ito;

•       acne and acne scars;

•       sebaceous hyperplasia;

•       beard bumps (PFB);

•       psoriasis; and,

•       other cosmetic skin treatments.

Since our founding 37 years ago, we have continuously developed and enhanced applications for laser and light-based technology. In the mid-1980’s we began developing laser technology for medical applications, and since that time have shipped approximately 12,000 systems to over 70 countries. Since the early 1990’s we have focused our organizational resources on developing laser and light-based technology for use solely in cosmetic and aesthetic applications. Below is a sampling of Candela’s innovations in the laser and light-based technologies market:

•       first laser system based on selective photothermolysis to treat cutaneous vascular lesions with minimal skin injury;

•       first laser system to treat vascular lesions approved by the FDA for use on children;

•       first Q-switched alexandrite laser for pigmented lesions and tattoos;

•       first effective pulsed dye laser treatment of hemangiomas, scars and warts;

•       first multi-wavelength long-pulse dye laser for treatment of leg telangiectasia (spider veins);

•       first laser with a clearance for non-invasive treatment of acne and acne scars;

•       first hair removal laser with integrated Dynamic Cooling Device (“DCD”);

•       first pulsed dye laser with DCD for wrinkles;

•       first DCD for epidermal protection in vascular lesion treatment;

•       first to introduce “laser-pumped-laser” hand-piece technology for expended pigmented lesion and tattoo removal treatments (for which we have applied for a patent); and,

•       first pain reduction device for aesthetic lasers and intense pulse light (“IPL”) systems.

Candela’s current product line offers comprehensive and technologically sophisticated cosmetic and aesthetic lasers and light-based systems used by physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions. Candela’s product line includes the following innovative products:

•       GentleMax™—Multi-wavelength technology integrated aesthetic treatment workstation.

•       AlexTriVantage™—The total tattoo and pigmented lesion solution using multi-wavelength technology in conjunction with our “laser-pumped-laser” hand piece technology.

•       SmoothPeel™—Erbium: YAG laser—The simple choice for superior skin resurfacing.

•       Serenity™—Revolutionary Pneumatic Skin Flattening™ (PSF™) technology that improves efficacy and safety while significantly reducing the pain associated with laser and IPL treatments.

•       GentleLASE® family of lasers provides the highest power, speed, efficacy and ease-of-use in permanent hair reduction, vascular lesions, wrinkle reduction and the treatment of pigmented lesions.

•       The GentleYAG® family of lasers provides fast, effective permanent hair reduction for every skin type including tanned or dark skin, treatment of pseudofolliculitis barbae (“PFB”), leg and facial veins, and skin tightening.

•       The Vbeam® Perfecta, Platinum and Aesthetica family of lasers—Gold standard pulsed dye technology eliminates pigmentation, vascular lesions including port wine stain birthmarks, rosacea, leg and facial veins, skin rejuvenation by wrinkle reduction, scars, warts, psoriasis and hemangiomas.

•       The Smoothbeam® diode laser, for treatment of acne and acne scars, sebaceous hyperplasia and non-ablative dermal remodeling of wrinkles.

The growth in the market for using aesthetic laser and light-based products is currently a worldwide phenomenon being driven by an increase in discretionary income of aging baby-boomers, which continues to create new opportunities for Candela. This market demographic places a premium on good health and personal appearance, and has demonstrated a willingness to pay for health and cosmetic products and services. In addition, continuous growth in the popularity of laser and light-based treatments among the general population is also spurring demand for Candela’s products. Last year, according to The American Society for Aesthetic Plastic Surgery, Americans spent an estimated $12.2 billion on approximately 11.5 million cosmetic procedures. In particular, lasers and light-based systems are proving an attractive alternative for eliminating unwanted hair. Laser hair-removal procedures were the second most frequent cosmetic procedure performed last year, second only to Botox injections.

Candela is dedicated to developing safe and effective products. Our aesthetic laser and light-based systems are further distinguished by being among the fastest, smallest and most affordable in their respective markets. We believe that we have the largest market share because of these product attributes and we are committed to continual innovation as we meet the needs of our markets.

Candela was incorporated in Massachusetts on October 22, 1970 and subsequently reincorporated in Delaware on July 1, 1985.

Industry Overview

Lasers and light-based devices use the unique characteristics of light to achieve precise and efficacious therapeutic effects, often in a non-invasive manner. The precise color, concentration, and controllability of different types of light provide for the delivery of a wide range of specialized treatments. First introduced in the 1960’s, the use of lasers for medical applications grew rapidly in the 1990’s as technical advances made medical lasers more effective and reliable. Medical lasers and light-based devices are today used for numerous types of procedures falling into four broad categories: ophthalmic surgery, aesthetic and cosmetic procedures, general surgery, and dental procedures. Candela competes solely within the growing market for lasers and light-based devices for performing aesthetic and cosmetic procedures including:

•       removal of unwanted hair;

•       treatment of rosacea, facial veins and leg veins, red birthmarks, scars, stretch marks, and warts;

•       facial rejuvenation and skin tightening to reduce the appearance of fine lines and wrinkles;

•       removal of pigmented lesions such as sun spots, age spots, and freckles;

•       treatment of acne and acne scars;

•       treatment of psoriasis;

•       treatment of Nevus of Ota and melasma;

•       tattoo removal; and,

•       skin resurfacing.

Lasers produce intense bursts of highly focused light to treat skin tissues. A laser’s wavelength (color), energy level, spot size and pulse width (exposure time) are optimized for the specific treatment. Light-based devices commonly referred to as intense pulsed light, feature a broad range of wavelength of light designed to target vascular and pigmentary targets for facial rejuvenation procedures. Hair removal and the treatment of various leg vein malformations require the deepest laser penetration for successful treatment while scars and red birthmarks (port wine stains and hemangiomas) require less laser penetration. Pigmented lesions such as sun spots, age spots and tattoos are typically surface conditions that require the least amount of penetration. Different conditions may require the use of different types of lasers or light-based devices with specific power requirements and optimized operating parameters. An active aesthetic practice addressing a broad range of cosmetic procedures may need multiple lasers and light-based devices.

We believe the aesthetic and cosmetic laser industry is now in an era of broad-based growth. The major factors converging to drive this growth are:

•       medical practitioners desire to drive additional revenue into their practices due to the increasing reduction in insurance reimbursement;

•       the discretionary income of aging baby boomers;

•       the increased general acceptance of aesthetic and cosmetic laser treatments; and,

•       the development of technology that allows for new, effective, pain free and economic procedures for conditions with large patient populations.

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

Business Strategy

Candela believes that a convergence of price, performance and technology is occurring in the aesthetic and cosmetic laser industry, driving market expansion. We believe we have the necessary infrastructure in place to capitalize on this expansion. Candela’s objective is to continue to be the leading provider of aesthetic and cosmetic lasers and light-based devices by using its proprietary technology and expertise in light and tissue interaction, as well as by developing market-oriented products that utilize related technologies. Our business strategy is focused on the following goals:

•       increase penetration of our traditional customer base;

•       expand beyond our traditional customer base;

•       reduce product costs;

•       expand our direct domestic distribution channels;

•       expand our international distribution channels;

•       introduce new technologies that improve current treatment procedures and outcomes and provide our customers with unique differentiation;

•       develop home use products that enable consumers to leverage the advantages of light based technologies at home; and,

•       continue investing in research and development to develop new applications that are efficacious, cost-effective, reliable and easy to use and have a high return on investment for our customers.

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

Expand Our International Distribution Channels.   Outside of the Unites States, we continue to strengthen our long-standing positions in Europe and Japan and are seeking to expand our markets in Asia-Pacific and Latin America. We currently have direct sales offices in Madrid, Lisbon, Rome, Frankfurt, Paris, Osaka, Fukuoka, Nagoya, Tokyo and direct representation in China. Over the past year we increased the number and improved the quality of our international independent distributor channel.

Introduce New Technologies that Improve Current Treatment Procedures.   As the market for non-invasive cosmetic procedures continues to expand Candela has a strong focus on how to improve existing treatments to enable our customers to improve results and the overall experience for their customers. For example, reducing the pain associated with many procedures while maintaining or improving efficacy is an area where Candela is committed to delivering new solutions. The recent introduction of the Serenity™ device, utilizing PSF™ technology for the reduction of pain during laser and light based procedures continues to be developed to expand the application range as well as the number of machines with which it can be adapted to work with. This offers our customers a key differentiator in their market.

Develop Home Use Products.   Candela has recently formed a dedicated Home Use product division to leverage initiatives that have been underway for medical office use within our research and development organization. We are currently expanding our efforts in a number of aesthetic and medical aesthetic application areas.

Continue Investing in Research & Development.   We believe that continued investment in research and development is necessary to maintain our position as leader in the aesthetic laser and light-based device market. Our research and development approach is to develop high quality, reliable, and affordable products that address our existing markets and also allow us to expand into larger, growing markets. In support of this approach, our research and development staff works closely with our marketing and operations teams to identify new clinical applications that serve our markets. We have numerous research and development arrangements with leading physicians, hospitals and academic laboratories in the United States and throughout the world. In a parallel effort, our research and development and engineering teams continue to optimize our existing products by adding new technologies, increasing the speed of treatment and ease of use for our customers as well as reduce the overall size of our products.

The Market for Aesthetic and Cosmetic Laser and Light-Based Systems

Our traditional customer base for aesthetic and cosmetic devices consists of dermatologists and plastic and cosmetic surgeons. In addition, other practitioner groups are emerging as potential customers, including general and family practitioners, obstetricians, gynecologists, and general and vascular surgeons. In the United States, according to the American Medical Association and various professional societies, there are approximately 12,000 dermatologists, 8,000 plastic and cosmetic surgeons and 11,000 ear, nose and throat specialists. Practitioners in other specialties that are beginning to buy aesthetic and cosmetic laser and light-based systems include 70,000 general and family practitioners, 35,000 obstetricians and gynecologists, and 28,000 general and vascular surgeons. In addition, the aesthetic and cosmetic laser and light-based system market includes non-medical practitioners, notably electrologists, of which there are an estimated 6,000 in the United States and approximately 4,000 med spa owners in the United States.

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

We believe the market for laser and light-based hair removal is growing as the customer compares laser and light-based treatments to other hair removal methods that are currently available. The benefits of a laser and light-based system treatment include:

•       significantly reduced procedure time and number of treatments;

•       significantly longer-term cosmetic improvement;

•       treatment of larger areas in each treatment session;

•       less discomfort during and immediately following procedures;

•       reduced risk of scarring and infection; and,

•       non-invasive procedures.

Vascular Lesions.   Benign vascular lesions are abnormal, generally enlarged and sometimes proliferating blood vessels that appear on the surface of the skin as splotches, dots, bulges, and spider shapes in a variety of colors ranging from red to purple. Different types of benign vascular lesions include the following:

•       stretch marks and scars;

•       varicose veins, which are large veins greater than 1mm in diameter and often bulge above the skin surface;

•       rosacea, which is the dilation of capillaries in the cheeks, nose, forehead and chin;

•       telangiectasias, more commonly referred to as spider veins, appearing on the face and other parts of the body;

•       leg telangiectasias, which are smaller spider veins up to 1mm in diameter appearing as single strands;

•       port wine stains, which are vascular birthmarks characterized by a red or purple discoloration of the skin; and,

•       hemangiomas, which are protuberances that consist of dilated vessels, which often appear on newborns within one month of birth.

Pigmented Lesions/Tattoos.   Benign pigmented lesions can be both epidermal, on the outer layer of skin, and dermal, on the innermost layer of skin, natural or man-made (tattoos) and can constitute a significant cosmetic problem to those who have them. There has been significant increase in recent years in the number of people getting tattoos. This growth is expected to result in a compounded annual growth rate of 16.8% for the Tattoo Removal Laser market between 2006 and 2010.

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

Acne Scars.   The majority of existing acne scar patients that initially seek traditional treatments decide not to undertake a procedure due to the side-effects and social down-time. A more acceptable alternative for acne scar treatment is laser therapy. In the treatment of acne scars, the laser initiates deposition of new collagen to raise depressions in the skin, reducing the appearance of acne scars. Over a series of treatments, new collagen can fill in and soften the appearance of acne scars.

Psoriasis.   The National Psoriasis Foundation estimates that psoriasis afflicts more than seven million Americans and that between 150,000 and 260,000 new cases are diagnosed each year.

Skin Resurfacing.   In calendar 2006, there were approximately 575,000 skin resurfacing procedures performed in the U.S., most using non-ablative skin resurfacing technologies. In addition to these procedures there were also approximately 560,000 chemical peels and 995,000 microdermabrasion procedures conducted in the U.S, respectively.

Candela’s Products

We research, develop, manufacture, market, sell, distribute, and service laser and light-based systems used to perform procedures addressing patients’ aesthetic, medical and cosmetic concerns. We offer a comprehensive range of products based on proprietary technologies. Our products focus on the major aesthetic and cosmetic laser and light-based applications including:

•       hair removal;

•       non-invasive treatment of facial and leg veins and other benign vascular lesions;

•       treatment of rosacea;

•       removal of benign pigmented lesions such as age spots and sun spots;

•       treatment of scars and stretch marks;

•       wrinkle reduction;

•       treatment of acne and acne scars;

•       treatment of psoriasis;

•       all-color tattoo removal;

•       skin resurfacing; and, and,

•       other skin treatments.

Our objective is to remain the leading provider of aesthetic and cosmetic lasers by continually striving to develop smaller, faster, and less expensive devices. Candela has been, and continues to be, a pioneer in the laser industry. From the start, our mission has been to lead the way in the development of innovative laser products which include:

Dynamic Cooling Device.   The DCD cools the top layer of the skin, while leaving the targeted underlying hair follicle, vein or other structure at normal temperature. As a result, higher levels of laser energy can be delivered during treatment, while minimizing thermal injury, pain, and the inconvenience associated with anesthetics. The design of the hand-held DCD enables the practitioner to clearly see the area being treated, and the combined efficiency of the lasers and DCD reduces the risks of over treatment. The DCD delivers just the right amount of cooling quickly and consistently. Currently, DCD is available as an option on several Candela laser systems.

GentleMax™

•       Integrated aesthetic treatment workstation with multiple wavelength capability;

•       The fastest and most powerful Nd:YAG 1064 laser and 755 nm laser in one;

•       Superior results in less time and in fewer treatments;

•       Touch-screen technology for user-friendly interface;

•       Unlimited potential with complete treatment versatility offering unmatched permanent hair reduction to skin tightening and skin rejuvenation to treating leg and facial veins- as many as 36 different applications;

•       Offers a choice of skin cooling options—from chilled air technology to Candela’s integrated and patented Dynamic Cooling Device (DCD) that utilizes bursts of cryogen before and after the laser pulse to offer unparalleled patient comfort.

SmoothPeel™

•       Erbium:YAG laser for precise and predictable peels without the chemicals;

•       Superior ablative characteristics for skin;

•       Offering patients multiple treatment options from simple freshening to a peel comparable to a glycolic acid peel with just a few days of downtime.

AlexTriVantage™

•       The total all-color tattoo and pigmented lesion solution;

•       New laser-pumped laser hand pieces (patent pending) offer a unique and elegant design;

•       Effective removal of even the most difficult tattoo colors;

•       New long pulse mode offers advanced rejuvenation treatments for a wider variety of pigmented lesions;

•       Candela’s fastest, gentlest, most powerful q-switched alexandrite laser;

•       Touch-screen technology for user friendly interface.

Serenity™

•       Revolutionary PSF™ technology for pain reduction in laser and IPL treatments;

•       Improves efficacy and safety during laser and light-based hair removal treatments;

•       Works with all laser and light based devices.

GentleLASE® Family.   The GentleLASE® system is a high-energy, long-pulse solid-state laser that generates laser light in the near infrared wavelength range. It is used for both hair removal, pigmented lesions, and large (1mm or larger) leg and facial veins. The technology incorporated in the GentleLASE® uses intense pulsed light energy directed through an Alexandrite rod, which achieves selective heating while keeping the temperature of the skin below its damage threshold. The longer Alexandrite laser wavelength gives the GentleLASE a higher melanin absorption coefficient and enables the GentleLASE® to penetrate skin surfaces deeper than most other hair removal lasers. The GentleLASE continues to feature an (18mm) spot size, the industry’s largest. The GentleLASE® was recently redesigned into a smaller, more transportable configuration and re-introduced with new advanced features including additional spot sizes, longer delivery systems and faster repetition rates (Hz rates).

The other system comprising the GentleLASE® family of lasers is the GentleLASE Limited Edition™, our most affordable hair removal laser. The GentleLASE LE™ features fewer options than its namesake, including fewer spot sizes and reduced fluences, but GentleLASE® performance advantages: speed, efficacy and ease-of-use, remain the same regardless of the configuration.

GentleYAG® Family.   The GentleYAG® system is a high-energy, long-pulse Nd:YAG laser that is used to remove unwanted hair in all skin types, eliminate leg and facial veins and provide for skin rejuvenation, including wrinkle reduction and skin tightening. The technology incorporated in the GentleYAG® uses intense pulsed light energy directed through an Nd:YAG (Neodymium: Yttrium Aluminum Garnet) rod, which targets selected chromospheres to achieve localized heating while maintaining skin temperature below its damage threshold in conjunction with DCD epidermal cooling. Like the GentleLASE® laser, the GentleYAG® also supports an 18mm spot size, the industries largest.

Other members of the GentleYAG® family of lasers include the GentleYAG® HR (for hair removal only), the GentleYAG® VR (for leg & facial veins) and the GentleYAG® SRT (for skin rejuvenation and tightening). All of these models are upgradeable to provide additional treatment options.

GentleMAX.   The GentleMAX is Candela’s newest product offering and combines the treatment capabilities of both the GentleLASE and GentleYAG lasers described above. The GentleMAX not only incorporates 755 nm and 1064 nm treatment options into a single workstation, it does so without loss of any specifications found on the single wavelength GentleLASE & GentleYAG lasers. The GentleMAX can also act as a platform for current and future component upgrades, including the SmoothPeel skin resurfacing laser, further expanding the GentleMAX’s range of applications.

The GentleMAX can be configured with delivery systems incorporating DCD or air cooling and is also available in upgradeable, single wavelength and Limited Edition models, giving the GentleMAX an almost unlimited number of configurations in which it can be purchased.

Pneumatic Skin Flattening (PSF™).   PSF™ technology, which provides pain reduction on almost any laser or light-based hair removal system, and also eliminates the need for other epidermal protection technologies, has been introduced initially as the Serenity™. The Serenity™ device offers several different configurations of hand pieces and adaptors that allow PSF™ to be used with, again, almost any laser or IPL device on the market today.

Vbeam® Family.   The Vbeam® system delivers the safety and efficacy of the clinically proven pulsed dye laser (PDL) while minimizing the problematic side effects of postoperative bruising, commonly referred to as purpura. Each member of the Vbeam® family features Candela’s patented Dynamic Cooling Device that increases patient comfort while providing epidermal protection.

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

ALEXLAZR™system.   The ALEXLAZR™ is a short-pulse solid-state laser, which emits near-infrared, 755 nm light for the non-invasive removal of epidermal pigmentation such as sun spots, tattoo pigments and dermal pigmented lesions such as Nevus of Ota, a bluish colored, non-vascular, pigmented lesion, generally found among persons of Asian descent. The ALEXLAZR™ has a fiber optic delivery system that produces an even beam distribution without hot spots. Its wavelength maximizes beam penetration, providing gentle treatments with effective results on deeper pigments and is effective in the removal of tattoo pigments, optimally targeting the green, blue and black pigmented inks.

The AlexTriVantage introduces and incorporates “laser-pumped-laser” technology to further expand its pigmented lesion and tattoo removal treatment capabilities. This new technology allows for 532 and 1064 nm q-switched energies to also be generated from the 755 nm laser devices through additional hand pieces containing the Nd:YAG and KTP crystals capable of emitting these wavelengths. These new wavelengths allow for the treatment of all tattoo colors, tattoo removal on darker skin types and the expanded removal of epidermal and dermal pigmented lesions.

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

SmoothPeel.   The SmoothPeel laser is an Erbium:YAG laser offering skin resurfacing treatments more precise than chemical peels and offering superior results compared to the more commonly delivered microdermabrasion treatment.

Sales and Distribution

We market and sell our products worldwide. Executives in North America, Latin America, Japan, Asia-Pacific, Europe and the Middle East manage our marketing, selling and service activities through a combination of direct personnel and a network of independent distributors.

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

Outside the United States, we sell our products in Europe, Japan, Latin America, the Middle East, and Asia-Pacific through direct sales offices and distribution relationships. We have a total of 131 employees in our direct sales offices in Madrid, Lisbon, Rome, Frankfurt, Paris, Tokyo, Nagoya, Fukuoka, Osaka, and Netanya. We also have established distribution relationships in China, Europe, Japan, Africa, Latin America, and the Middle East. Outside the United States, we are utilizing 59 distributors. Refer to Note 11 of our Consolidated Financial Statements for additional financial information about segments and geographical areas.

The following chart shows data relating to Candela’s international activities during each of the last three fiscal years by geographic region. Revenue generated from regions other than the United States includes sales from our German, Spanish, Italian, French, Japanese, Israeli, and Australian subsidiaries, as well as sales shipped directly to international locations from the United States.

	June 30,	July 1,	July 2,
Revenues:	2007	2006	2005
	(in thousands)
United States and Canada	$64,885	$69,330	$57,517
Japan and Asia-Pacific	29,950	30,175	29,229
Europe	42,356	34,618	30,659
Latin America & all others	11,366	15,343	6,496
	$148,557	$149,466	$123,901

Service and Support

Candela believes that quick and effective delivery of service is important to our customers. Our principal service center and parts depot is located at our Wayland, Massachusetts headquarters. Parts depots are also located at our sales offices in Japan, Spain, Portugal, Italy, Germany, and France. Independent distributors also maintain parts depots.

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

Post-warranty product maintenance and repair provides an additional recurring source of revenue. Customers may elect to purchase a service contract or purchase service on a time-and-materials basis. Candela’s service contracts offer a range of service levels and options, including additional clinical support. The contract terms generally run in 12 or 24-month intervals (See Item 8).

Candela emphasizes education and support of its customers. Periodic device calibration/verification, coupled with the continuous training of our service providers, helps to ensure product reliability. We extend prompt and courteous technical and clinical support to our customers when needed.

Manufacturing and Raw Materials

We design, assemble, and test our branded products at our Wayland, Massachusetts and Netanya, Israel facilities. Ensuring adequate and flexible production capacity, applying lean manufacturing techniques, continually reducing costs, and maintaining superior product quality are top priorities of our manufacturing organization. We achieve our goals by:

•       working closely with the research and development organization, including significant early involvement in product design;

•       continually improving our just-in-time manufacturing and inventory processes;

•       effectively managing and working closely with a limited number of the most qualified suppliers; and,

•       applying the latest cell manufacturing techniques.

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

Research and Development

We believe that our advanced research and engineering activities are crucial to maintaining and enhancing our business, and we are currently conducting research on a number of applications. We believe that our in-house research and development (R&D) staff has demonstrated its ability to develop innovative new products that meet evolving market needs. Our core competencies include:

•       applied laser physics and technology;

•       tissue optics;

•       photochemistry;

•       light-tissue interaction;

•       clinical research;

•       aesthetic laser applications;

•       engineering and design of medical laser devices; and,

•       collaborative research with leading academic and medical institutions.

As we discover new technologies or applications with commercial potential, we assemble a team to develop the new product or application in cooperation with leading physicians and medical and research institutions. In the United States in particular, we must receive United States Federal Drug Administration (“FDA”) clearance before marketing new products or applications.

Our research and development team works with our operations group to design our products for ease of manufacturing and assembly and with our marketing group to create and respond to market opportunities. We believe this interaction between functional groups facilitates the introduction of new products with the right balance of features, clinical benefits, performance, quality, and cost. Historically, our research and development effort has relied primarily on internal development building on our core technologies. In addition to our acquisition of Inolase during fiscal 2007, which has permitted us to expand our internal R&D capabilities, we have engaged the services of several independent engineering and development firms to assist in the acceleration of new product development.

In addition, Candela conducts joint research with physicians affiliated with various medical and research institutions. One example of technology developed through joint research is our Dynamic Cooling Device which was developed in conjunction with the Beckman Laser Institute at the University of California, Irvine. We anticipate continuing joint research and licensing arrangements with reputable medical research institutions in future periods.

Our expenditures on research and development are set forth in Item 7.

Backlog

While we did maintain a significant backlog of recently introduced products at June 30, 2007, we typically have not had, and do not anticipate having, significant backlog in the future. Accordingly, we do not believe that our backlog at any particular date is necessarily an accurate predictor of revenue for any succeeding period.

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

Competition

Competition in the aesthetic and cosmetic laser industry is intense and technological developments are expected to continue at a rapid pace. Although there are several manufacturers of aesthetic and cosmetic lasers, we believe Candela is one of only a few companies that offer a broad range of technologies and products able to address multiple clinical applications. Unlike Candela, few of our competitors focus exclusively on the cosmetic and aesthetic laser market and several rely on a single technology which can be limiting. We compete on the basis of proprietary technology, product features, performance, service, price, and reputation. Some of our competitors have greater financial, marketing, and technical resources than we do. Moreover, some competitors have developed, and others may attempt to develop, products with applications similar to ours. We believe that many factors will affect our competitive position in the future, including our ability to:

•       develop and manufacture new products that meet the needs of our markets;

•       respond to competitive developments and technological changes;

•       manufacture our products at lower cost;

•       retain a highly qualified research and engineering staff;

•       provide sales and service to a worldwide customer base;

•       maintain and improve product reliability.

Proprietary Rights

We have numerous patents and have a number of patent applications pending to protect our rights in certain technical aspects of our hair removal, wrinkle removal, acne treatment, benign vascular lesion, pigmented lesion, and other laser systems.

In addition to our portfolio of issued patents and patent applications, we license patented technology from third parties. We use our patented Dynamic Cooling Device (“DCD”) under a license agreement to patent rights owned by the Regents of the University of California (“Regents”).

In August 2000, we obtained exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch, Inc. [“Cool Touch”]) in the following fields of use:

•       procedures that involve skin resurfacing and rejuvenation,

•       vascular skin lesions, and,

•       laser hair removal.

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

We believe that our products do not infringe the rights of third parties, although one party is presently asserting that our products infringe its patents (see Item 3). We cannot be certain that third parties will not assert infringement claims against us in the future or that any such assertion will not result in costly litigation or require us to obtain a license to third party intellectual property. In addition, we cannot be certain that such licenses will be available on reasonable terms or at all, which could hurt our business, results of operations, and financial condition.

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

Applied Optronics

In 2003, Candela acquired substantially all of the assets of Applied Optronics, the diode division of Schwartz Electro-Optics, Inc. Applied Optronics was a leading manufacturer of high-powered, pulsed and CW diode lasers, and was a component supplier to the OEM market that serves a variety of industries including the military, medical, industrial, research and robotics fields. Applied Optronics was the lead supplier of the diodes for our Smoothbeam® diode laser system. The Applied Optronics division of Candela, located in South Plainfield, New Jersey, generates revenue from diode sales to third-party customers.

Inolase

On March 6, 2007, we acquired Inolase (2002) Ltd. (“Inolase”) a non-public company engaged in the development and manufacture of proprietary pneumatic skin flattening PSF devices for the aesthetic light-based treatment industry as well as the development of intellectual property related to medical devices and light sources. It is now a wholly owned subsidiary of Candela which continues to engage in commerce under the name Inolase. This operation which includes research and development, sales and marketing, and manufacturing (including ISO 13485 certification) is located in Netanya, Israel.

Employees

As of June 30, 2007, we employed 386 employees, 255 in the United States and 131 internationally. None of our employees are subject to collective bargaining agreements.

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

Candela GentleLASE, Vbeam, GentleYAG and Smoothbeam are registered trademarks and GentleMax, AlexTriVantage, SmoothPeel, and the Candela flame are trademarks of Candela Corporation. Dynamic Cooling Device, DCD, Serenity, Pneumatic Skin Flattening, and PSF are trademarks.

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

Because we derive more than half of our revenue from international sales, including approximately 20% of our revenue from Japan and the Asia-Pacific marketplace in fiscal 2007, we are susceptible to currency fluctuations, negative economic changes taking place in Japan and the Asia-Pacific marketplace, and other risks associated with conducting business overseas.

We sell more than half of our products and services outside the United States. International sales, consisting of sales from our subsidiaries in Germany, Spain, Italy, France, Japan, Israel, and Australia, and sales shipped directly to international locations from the United States, accounted for approximately 56% of our revenue for fiscal year 2007, and we expect that they will continue to be significant. As a result, a major part of our revenues and operating results could be adversely affected by risks associated with international sales. In particular, significant fluctuations in the exchange rates between the United States dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation. Other risks associated with international sales that we currently face or have faced in the past include:

•       longer payment cycles common in foreign markets;

•       failure to obtain or significant delays in obtaining necessary import or foreign regulatory approvals for our products; and,

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

Market supply and demand

•       potential increases in the level and intensity of price competition between our competitors and us;

•       potential decrease in demand for our products; and,

•       possible delays in market acceptance of our new products.

Customer behavior

•       changes in or extensions of our customers’ budgeting and purchasing cycles; and,

•       changes in the timing of product sales in anticipation of new product introductions or enhancements by us or our competitors.

Company operations

•       absence of significant product backlogs;

•       our effectiveness in our manufacturing process;

•       unsatisfactory performance of our distribution channels, service providers, or customer support organizations; and,

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

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. The FDA’s regulatory scheme is complex, especially the Quality System Regulation (“QSR”), which requires manufacturers to follow elaborate design, testing, control, documentation, and other quality assurance procedures. This complexity makes complete compliance difficult to achieve. Also, the determination as to whether a QSR violation has occurred is often subjective. If the FDA finds that we have failed to comply with the QSR or other applicable requirements, the agency can institute a wide variety of enforcement actions, including a public warning letter or other stronger remedies, such as:

•       fines, injunctions, and civil penalties against us;

•       recall or seizure of our products;

•       operating restrictions, partial suspension, or total shutdown of our production;

•       refusing our requests for 510(k) clearance or PMA approval of new products;

•       withdrawing product approvals already granted; and,

•       criminal prosecution.

We may also be subject to state regulations. State regulations, and changes to state regulations, may prevent sales to particular end users or may restrict use of the products to particular end users or under particular supervision which may decrease revenues or prevent growth of revenues.

Our products may also be subject to state regulations. Federal regulation allows our products to be sold to and used by licensed practitioners as determined on a state-by-state basis which complicates monitoring compliance. As a result, in some states non-physicians may purchase and operate our products.

In most states, it is within a physician’s discretion to determine whom they can supervise in the operation of our products and the level of supervision. However, some states have specific regulations as to appropriate supervision and who may be supervised. A state could disagree with our decision to sell to a particular type of end user or change regulations to prevent sales to particular types of end users or change regulations as to supervision requirements. In several states applicable regulations are in flux. Thus, state regulations and changes to state regulations may decrease revenues or prevent growth of revenues.

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

Our industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the United States until such patents are issued and are maintained in secrecy for a period of time outside the United States. Accordingly, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications of others. Any claims of patent infringement would be time-consuming and could:

•       result in costly litigation;

•       divert our technical and management personnel;

•       cause product shipment delays;

•       require us to develop non-infringing technology; and,

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

We may acquire businesses, products, and technologies that complement or expand our business. We may also consider joint ventures and other collaborative projects. We may not be able to:

•       identify appropriate acquisition or joint venture candidates;

•       successfully negotiate, finance, or integrate any businesses, products, or technologies that we acquire; and,

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

•       Candela KK.—We lease 4 offices in Japan in Tokyo, Osaka, Nagoya, and Fukuoka. These leases expire between September 30, 2007 and May 31, 2009.

•       Candela Iberica, S.A.. We lease two locations in Lisbon, Portugal and Madrid, Spain. These leases expire on September 29, 2008 and December 31, 2008, respectively.

•       Candela Deutschland GmbH. The lease on this facility in Neu Isenberg, Germany expires on August 31, 2011.

•       Candela France SARL. The lease on this facility in Villebou Sur Yvette, France expires on May 1, 2011.

•       Candela Italia. The lease on this facility in Formello, Italy expires on March 31, 2011.

•       Inolase. The lease on this facility in Netanya, Israel expires on April 30, 2010.

Item 3.                        Legal Proceedings.

The Company is currently involved in three litigation matters with Palomar Medical Technologies, Inc. (“Palomar”).

•       On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent No. 5,735,844. Palomar seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. In November, 2006, the Company answered the complaint by denying Palomar’s allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that United States patent No. 5,595,568 (“the ‘568 Patent”) is either invalid, or products manufactured by the Company do not infringe the ‘568 Patent, or both. In November, 2006, Palomar filed an answer denying the Company’s counterclaim. In February, 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the ‘568 patent, and to allege that additional Candela products infringe the ‘568 Patent. Palomar’s motion to amend its Complaint was granted in August of 2007. In February of 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company’s motion to amend its complaint was granted in March of 2007. Palomar filed a general denial response to Candela’s Amended Answer and Counterclaim in March of 2007. In August of 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definition of the disputed claim term of a patent. The parties are presently in the midst of pre-trial fact discovery which shall end on December 31, 2007.

•       On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222. The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys’ fees and an injunction against Palomar to prevent Palomar’s continuing infringement. The Company served its complaint on Palomar in August, 2006. In October, 2006, the Company amended the Company’s suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October, 2006, Palomar answered the Company’s amended complaint by denying the Company’s allegations and asserting an affirmative defense of inequitable conduct with respect to the ‘395 patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the ‘395 and ‘222 patents or that such patents are invalid. In November, 2006, the Company answered the counterclaim by denying Palomar’s allegations. The parties are in the midst of pre-trial fact discovery.

•       In December, 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division, asserting that Palomar infringes one or more claims of United States patents Nos: 5,810,801, 6,659,999 and 6,120,497. The Company seeks compensatory and treble damages for past infringement, as well as attorneys’ fees and an injunction against Palomar from future infringement. In January, 2007, Palomar answered the complaint by denying the Company’s allegations and filing a declaratory judgment motion seeking a court ruling that it does not infringe such patents and/or that such patents are invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts. In February, 2007, the Company added Massachusetts General Hospital as a party to its action. The Court denied Palomar’s motion to transfer the case to Massachusetts. The parties are in the midst of pre-trial fact discovery.

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

At September 11, 2007, there were approximately 322 holders of record of our common stock and the closing sale price of our common stock was $7.34.

Market Price of Common Stock

The following table sets forth quarterly high and low sales prices of the common stock for the indicated fiscal periods:

	High	Low
Fiscal 2006
First Quarter	$11.62	$9.50
Second Quarter	15.47	8.99
Third Quarter	22.81	14.35
Fourth Quarter	24.08	14.10
Fiscal 2007
First Quarter	$16.70	$9.91
Second Quarter	14.67	10.37
Third Quarter	12.86	9.38
Fourth Quarter	12.82	10.34

Repurchase of our Equity Securities

Stock repurchases during the three-month period ended June 30, 2007 are as follows:

			Announced Plan or Program
Fiscal Period	Total Shares Purchased	Average Paid per Share	Total Shares Purchased	Dollar Value of Shares That May Yet be Purchased
				(in thousands)
April 1, 2007 to April 28, 2007	—	—	—
April 29, 2007 to May 26, 2007	—	—	—
May 27, 2007 to June 30, 2007	105,200	$11.31	105,200
Total	105,200		105,200	$16,115

Dividend Policy

We have never paid a cash dividend and have no present intention to pay cash dividends in the foreseeable future. We intend to retain any future earnings for use in our business.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 for information regarding securities authorized for issuance under equity compensation plans.

Stock Performance Graphs

These performance graphs shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Candela under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on Candela common stock from June 29, 2002 to June 30, 2007 with the cumulative total return on the S&P 500 Index and the SIC Code 3845, for the 71 companies listed in footnote (a) below, over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s common stock, in the SIC Code, and the index on 6/29/2002 and its relative performance is tracked through 6/30/2007. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Candela common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Candela Corporation, The S&P 500 Index
And SIC Code 3845

*                    $100 invested on 6/29/02 in stock or on 6/30/02 in Index-including reinvestment of dividends. Index calculated on month-end basis.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	6/29/02	6/28/03	7/3/04	7/2/05	7/1/06	6/30/07
Candela Corporation	100.00	203.27	367.64	397.45	576.73	421.09
S&P 500	100.00	100.25	119.41	126.96	137.92	166.32
SIC Code 3845	100.00	101.91	117.15	126.42	120.80	145.54

(a)          The seventy-one companies included in the SIC Code are: 4-D Neuroimaging, Abiomed Inc, Applera Corp., Arrhythmia Research Technology, Aspect Medical Systems Inc, Baxter International Inc, Biofield Corp., BSD Medical Corp., Cambridge Heart Inc, Candela Corp., Cardiodynamics International, Cardiogenesis Corp., Celsion Corp., Clarient Inc, Criticare Systems Inc, Curon Medical Inc, Cutera Inc, Cyberonics Inc, Cybex International Inc, Cynosure Inc, Datascope Corp., Dexcom

Inc, Digirad Corp., Dobi Medical International Inc, Dynatronics Corp., Edwards Lifesciences Corp., Encision Inc, EP Medsystems Inc, Fischer Imaging Corp., Fonar Corp., Hemosense Inc, Hypertension Diagnostics Inc, Imaging Diagnostic Systems, Immucor Inc, Ingen Technologies Inc, International Isotopes Inc, Iris International Inc, Jacobson Resonance Enterprises, Lectec Corp., Longport Inc, Magna-LAB Inc, Medtronic Inc, Millipore Corp., Misonix Inc, Nano Global Inc, Natus Medical Inc, Non Invasive Monitoring Systems Inc, Nxstage Medical Inc, Opthalmic Imaging Systems Inc, Orthometrix Inc, Palomar Medical Technologies Inc, Paradigm Medical Industries Inc, PLC Systems Inc, Positron Corp., Precision Optics Corp. Inc, Saint Jude Medical Income, Signalife Inc, Sirona Dental Systems Inc, Somanetics Corp., Spectrasource Corp., Spire Corp., Stereotaxis Inc, Surgilight Inc, Trimedyne Inc, Varian Medical Systems Inc, Vasamed Inc, Vasomedical Inc, Viking System Inc, Vision-Sciences Inc, Vnus Medical Technologies Inc and Zoll Medical Corp.

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

	For the Year Ended
Consolidated Statement of Operations Data:	June 30, 2007	July 1, 2006	July 2, 2005	July 3, 2004	June 28, 2003
	(in thousands, except per share data)
Revenue:
Lasers and other products	$113,225	$121,838	$102,323	$87,965	$68,072
Product-related service	35,332	27,628	21,578	16,473	10,579
Total revenue	148,557	149,466	123,901	104,438	78,651
Cost of sales:
Lasers and other products	49,303	54,748	45,235	36,413	30,641
Product related service	24,191	20,869	17,918	14,860	7,992
Litigation related charges	—	—	4,829	—	—
Total cost of sales	73,494	75,617	67,982	51,273	38,633
Gross profit:	75,063	73,849	55,919	53,165	40,018
Operating expenses:
Selling, general and administrative	53,562	44,297	40,165	33,978	24,519
Research and development	18,146	8,879	6,890	5,302	4,545
Litigation related charges	—	—	773	—	—
Total operating expenses	71,708	53,176	47,828	39,280	29,064
Income from operations:	3,355	20,673	8,091	13,885	10,954
Other income (expense):
Interest income	2,719	1,748	640	308	651
Other income (expense), net	3,725	(19)	(73)	905	(262)
Total other income	6,444	1,729	567	1,213	389
Income from continuing operations before income tax:	9,799	22,402	8,658	15,098	11,343
Provision for income taxes	3,543	7,468	2,194	4,586	3,516
Income from continuing operations	6,256	14,934	6,464	10,512	7,827
Discontinued operations:
Loss from discontinued skin care center operations of $473 and $1,468, net of income tax benefit of $175 and $455, in 2004 and 2003, respectively	—	—	—	(298)	(1,013)
Gain (loss) on disposal of skin care center, including revision of leasehold obligations of $1,374 and provision for operating losses of $(3,348) less income tax of $(515) and income tax benefit of $1,253 in 2005 and 2004, respectively	—	—	859	(2,095)	—
Net income	$6,256	$14,934	$7,323	$8,119	$6,814
Net income per share of common stock
Basic:
Income from continuing operations	$0.27	$0.65	$0.29	$0.48	$0.39
Income (loss) from discontinued operations	—	—	0.04	(0.11)	(0.05)
Net income	$0.27	$0.65	$0.33	$0.37	$0.34
Diluted:
Income from continuing operations	$0.27	$0.62	$0.28	$0.46	$0.38
Income (loss) from discontinued operations	—	—	0.04	(0.10)	(0.05)
Net income	$0.27	$0.62	$0.32	$0.36	$0.33
Basic weighted average shares outstanding	23,086	23,017	22,388	21,902	20,083
Diluted weighted average shares outstanding	23,525	23,948	23,073	22,712	20,645

	For the Year Ended
Consolidated Balance Sheet Data, in thousands:	June 30, 2007	July 1, 2006	July 2, 2005	July 3, 2004	June 28, 2003
Cash, restricted cash, and cash equivalents	$27,200	$40,360	$56,383	$37,139	$31,813
Marketable securities	11,773	27,332	—	—	—
Marketable securities (long-term portion)	12,260	11,953	—	—	—
Working capital	66,774	81,910	70,378	61,387	47,307
Total assets	150,230	149,656	116,816	100,479	80,501
Long-term debt	—	—	—	—	—
Total stockholders’ equity	101,510	100,012	74,339	66,769	53,348

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, valuation of investments, inventory valuation, depreciable lives of fixed assets, valuation of goodwill and acquired intangibles, income taxes, stock-based compensation, and accrued warranties. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition.   We generally recognize revenue upon shipment of product to customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by SAB No. 104, “Revenue Recognition”. Credit is not extended to customers and revenue is not recognized until collectibility is reasonably assured. Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period. Revenue from service administered by us that is not covered by a service contract is recognized as the services are provided. In certain instances, we may sell products together with extended warranties or maintenance contracts. The revenue recognized per element is determined by allocating the total sales price to each element, based on the relative fair values in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables”.  Separately priced extended warranty and maintenance products are accounted for over the life of the contract. Unearned revenue is reported on the balance sheet as deferred revenue.

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

As of June 30, 2007, our accounts receivable balance of $38.5 million is reported net of allowances for doubtful accounts of $1.4 million. We believe our reported allowances at June 30, 2007, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.

Inventory Reserves.   As a designer and manufacturer of high technology equipment, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of June 30, 2007, our inventory of $21.4 million is stated net of inventory reserves of $2.1 million. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Fair Value of Financial Instruments.   Carrying amounts of the financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. Held-to-maturity marketable securities, which are generally comprised of short-duration certificates of deposit or government-backed bonds, are valued at amortized cost which approximates market value. Available-for-sale securities are marked-to-market on a quarterly basis and the associated unrealized gain or loss is reflected as a component of other comprehensive income (loss), net of tax.

Product Warranties.   Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at June 30, 2007, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

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

The fair value of each option/stock appreciation rights (“SARs”) award is estimated on the date of grant using the Black-Scholes option-pricing model incorporating various assumptions. Expected volatility is determined using both current and historical implied volatilities of the underlying stock which is obtained from public data sources. The expected life of the options is based on historical observations adjusted for the estimated exercise dates of unexercised options/SARs. Additionally, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The average risk-free interest rate is based on the U.S. treasury security rate with a term to maturity that approximates the option’s expected life as of the grant date. The forfeiture rate is based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the common stock at the date of grant, thereby resulting in no recognition of compensation expense. For awards that generated compensation expense as defined under APB 25, the Company calculated the amount of compensation expense and recognized the expense over the vesting period of the award.

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

Overview

We research, develop, manufacture, market, sell, distribute, and service lasers and light-based products used to perform aesthetic and cosmetic procedures. We sell our lasers and light-based products principally to medical practitioners. Candela markets its products directly and through a network of distributors to end users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently, we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists, and general and vascular surgeons. We derive our revenue from the sale of lasers, light-based devices, and other products, and product-related services.

We sell products worldwide through our direct sales force and independent distributors.

We assemble substantially all of our products in our Wayland, Massachusetts and Netanya, Israel facilities in the quarter in which they are shipped, and backlog has not been significant. We experience some seasonal reduction of our product sales in our first fiscal quarter due to the summer holiday schedule of physicians and their patients.

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

International revenue, consisting of sales from our subsidiaries in Germany, France, Italy, Spain, Japan, Israel, and Australia, and sales consisting of products shipped from the United States directly to international locations from the United States during the fiscal years ended June 30, 2007, July 1, 2006, and July 2, 2005 represented 56%, 54%, and 54% of total sales, respectively.

Our fiscal year consists of the 52 or 53-week period ending on the Saturday closest to June 30 of each year. The years ended June 30, 2007, July 1, 2006, and July 2, 2005 contained 52 weeks each, respectively.

Results of Operations

The following tables set forth selected financial data for the periods indicated, expressed as a percentage of total revenue.

	For the Year Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
Revenue Mix:
Lasers and other products	76.2%	81.5%	82.6%
Product-related services	23.8%	18.5%	17.4%
Total revenue	100.0%	100.0%	100.0%
Gross profit:
Lasers and other product	43.0%	44.9%	46.1%
Product-related services	7.5%	4.5%	2.9%
Litigation-related charges	0.0%	0.0%	-3.9%
Total gross profit	50.5%	49.4%	45.1%
Operating expenses:
Research and development	12.2%	5.9%	5.6%
Selling, general & administrative	36.0%	29.7%	32.4%
Litigation-related charges	0.0%	0.0%	0.6%
Total operating expenses	48.2%	35.6%	38.6%
Income from operations	2.3%	13.8%	6.5%
Other income, net	4.3%	1.2%	0.5%
Income before income taxes	6.6%	15.0%	7.0%
Provision for income taxes	2.4%	5.0%	1.8%
Net income	4.2%	10.0%	5.2%

Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended July 1, 2006

Revenue.   Revenue for the year ended June 30, 2007 was $148.6 million as compared to $149.5 million in the prior fiscal year. The slight decrease is primarily related to a decrease in volume of our legacy products and the inability to ship all the announced new products.

International revenue increased approximately $3.5 million over the prior year and accounted for approximately 56% of total revenue for fiscal 2007 as compared to approximately 54% for fiscal 2006. This $3.5 million increase, was net of an approximate $4.2 million decreases in sales in Latin America, which represents approximately a 28% decrease in sales for that region. Sales in Europe increased approximately 22%, representing a $7.7 million increase in Europe as compared to the fiscal 2006.

Product-related service revenue increased approximately 28% to $35.3 million in fiscal 2007 from $27.6 million in fiscal 2006. This increase was consistent with the increase in systems sold over the past few years and increase in renewal contracts.

Gross Profit.   Gross profit increased approximately $1.2 million to $75.1 million, or 50.5% of revenue, in fiscal 2007 from $73.8 million, or 49.4% of revenue, in fiscal 2006. The increase in gross profit was primarily driven by improvements in the overall product-related service area. These improvements were the result of the staffing efficiencies that were achieved through the world-wide service organization and the increased service contracts.

Research and Development Expense.   Research and development spending increased approximately $9.2 million to $18.1 million in fiscal 2007 as compared to $8.9 million for fiscal 2006. The increase was attributable primarily to $6.3 million of higher outsourced project-related work utilized to expedite the completion of the new product introduction cycle, $1.1 million of increased project materials expenditures related to the same, and $0.9 million related to increased personnel expenses including share-based compensation. As a percentage of revenue, research and development expenses were approximately 12.2% and 5.9% for fiscal 2007 and 2006, respectively.

Selling, General and Administrative Expense.   Selling, general and administrative expense increased to approximately $53.6 million or 36.0% of revenue during fiscal 2007 as compared to $44.3 million or 30% during fiscal 2006. Of the $9.3 million increase, $3.9 million was due to higher personnel expense for increased headcount, higher commission expense due to increased commissionable revenue, and stock-based compensation. The increase is also attributable to a $0.8 million increase in marketing-related expenses such as customer-related work-shops, advertising, trade shows, and an increase of $2.9 million due to an increase in legal and professional fees.

Other Income/Expense.   Total other income increased approximately $4.7 million for the fiscal 2007 to $6.4 million, from approximately $1.7 million for the fiscal 2006. This increase is primarily attributable to the recognition of a $3.5 million gain on the exchange of common stock of Solx Inc. for cash and common stock of Occulogix Inc. (NasdaqGM: OCCX). The gain was a result of the acquisition of Solx Inc., a privately-held company, by Occulogix Inc., a publicly traded company. The Company held 19.99% of the outstanding common stock of Solx Inc. on an as-converted basis, prior to the merger. As a result of the acquisition of Solx, Inc., the Company received approximately $1.0 million in cash plus approximately 1.3 million shares of common stock in Occulogix Inc.

Income Taxes.   The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries. The Company recorded a 36.2% effective tax rate for the year ended June 30, 2007 compared to a 33% effective tax rate for the year ended July 1, 2006. The provision for income taxes for the year ended July 1, 2006, includes a tax provision calculated for taxable income generated at the foreign subsidiaries at rates below that of the United States statutory tax rate.

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

Selling, General and Administrative Expense.   Selling, general and administrative expense increased to $44.3 million or 30% of revenue during fiscal 2006 compared to $40.2 million or 32% during fiscal 2005. Of the $4.1 million increase, $2.3 million was due to higher personnel expense for increased headcount, higher commission expense due to increased revenue, and stock-based compensation. The increase is also attributable to a $1 million increase in marketing-related expenses such as customer-related work-shops, advertising, trade shows, and an increase of $1 million due to an increase in legal and audit fees, excluding the litigation related charges for 2005 offset by a decrease in bad debt expense of approximately $0.4 million.

Other Income/Expense.   Total other income increased $1.2 million for the fiscal year 2006 to $1.7 million, from $0.6 million for the fiscal year 2005. This increase is related primarily to interest earned from the increase in our cash and cash equivalents, marketable securities and long-term investments and an increase in interest rates.

Income Taxes.   The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries. We recorded a 33% effective tax rate for the year ended July 1, 2006 compared to a 25.3% effective tax rate for the year ended July 2, 2005. During the year ended July 2, 2005, the Company recorded a benefit for the utilization of deferred tax assets which was not applicable during the current fiscal year ended 2006.

Discontinued Operations

On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure is accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, in fiscal year 2004, we recorded a $2.1 million charge for the accrual of $3.0 million of future occupancy costs, primarily relating to future lease payments for the Boston facility, and $0.4 million of severance obligations and other related costs of closure, net of anticipated tax benefits of $1.3 million.

During fiscal year 2005, the landlord for the Boston facility secured a sublease for that property. The sub-lessee commenced making payments to the landlord during December of 2004. As a result of these and future payments scheduled under the sublease, we revised the estimated future costs associated with the Boston facility and, in the fiscal year 2005, reversed approximately $0.9 million of the restructuring reserve. This reversal represents the aforementioned anticipated economic benefit due to sub-lessee payments of $1.7 million, net of legal and other fees of approximately $0.3 million and income taxes of approximately $0.5 million.

Liquidity and Capital Resources

Our cash and cash equivalents, and marketable securities at June 30, 2007 totaled approximately $51.2 million compared to approximately $79.6 million at July 1, 2006. We continue to have no long-term debt.  We believe that the combination of existing cash and cash equivalents, and marketable securities on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, nor that any such required additional capital will be available on reasonable terms, if at all, as it becomes required.

Cash used by operating activities amounted to $7.7 million for fiscal 2007 as compared to cash provided by operations of $14.4 million for fiscal 2006. This decrease in cash provided by operating activities was due to: (a) a decrease in year-over-year net income of approximately $8.6 million; (b) a year-over-year increase in inventory of approximately $4.7 million due to the inability to ship new products at year end; and, (c) a year-over-year increase in accounts receivable of approximately $4.7 million due primarily to increases in international receivables that typically have slightly longer payment terms.

Cash provided by investing activities amounted to approximately $2.5 million for fiscal 2007 as compared to cash used by investing activities of approximately $40.0 million for fiscal 2006. This increase in cash provided by investing activities reflects the net maturities of held-to-maturity investments offset by our cash acquisition of Inolase.

Cash used by financing activities amounted to approximately $8.4 million for the fiscal year 2007 as compared to cash provided by financing activities of approximately $8.9 million for fiscal 2006. The decrease is primarily the result of the Company repurchasing its own equity shares under the previously announced repurchase program.

Debt Instruments and Related Covenants

We maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate of LIBOR plus 2.25%. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of June 30, 2007 or July 1, 2006.

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

Contractual Obligations

In August 2000 Candela obtained exclusive license rights to the DCD, subject to certain limited license rights of Cool Touch, Inc. (“Cool Touch”), in the following fields of use:  procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, a subsidiary of New Star Technology, Inc. obtained a license to the DCD on a co-exclusive basis with Candela, in certain narrower fields of use. Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of Candela. Candela is entitled to one-half of all royalty income payable to the Regents from Cool Touch. Under the amended agreement, Candela no longer is required by the Regents to negotiate sublicenses to third parties. However, Candela is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use.

We recognized royalty expense of $9.2 million and $2.6 million for fiscal 2005 and 2004, respectively, based on the license agreement with the Regents. Included in the fiscal 2005 expense of $9.2 million is $4.8 million of expense for the third quarter charge taken related to the Regents arbitration decision. Of that $4.8 million, $1.3 million related to fiscal 2005, $3.0 million related to fiscal 2004 and 0.5 million related to prior years.

Effective July 3, 2005, we amended certain portions of our agreement with the Regents whereby for the annual license fee of $0.3 million, our royalty obligation will be reduced to 3% from its prior level of 6%. The annual fee of $0.3 million was paid by a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of June 30, 2007 was approximately five years. This reduced royalty rate and the amortization of the annual license fee payment is reflected in our financial statements as of June 30, 2007. The unamortized portion of the license fee payment is reflected in prepaid licenses in the June 30, 2007 balance sheet. We recognized royalty expense associated with this patent of approximately $3.4 million for fiscal year 2007.

Outstanding contractual obligations are reflected in the following table:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
Royalty commitments	$4,250	$1,000	$2,000	$500	$750
Operating leases	3,065	1,690	1,182	193	—
Total contractual obligations	$7,315	$2,690	$3,182	$693	$750

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact of SFAS No. 159 on our consolidated financial statements.

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

In September 2006, the FASB issued Emerging Issues Task Force Issue (“EITF”), No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF No. 06-1 requires that we provide disclosures regarding the nature of arrangements in which we provide consideration to manufacturers or resellers of equipment necessary for an end-customer to receive service from us, including the amounts recognized in the Consolidated Statements of Income. This EITF is effective for our fiscal year 2008. We do not expect the adoption of EITF No. 06-1 to have a material impact on our consolidated financial statements.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. We do not believe that adoption of SFAS No. 155 will have a material effect on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. The adoption of SAB No. 108 did not have a significant impact on our financial statements.

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

We had three forward exchange contracts outstanding serving as a hedge of our Euro-denominated intercompany receivables in the notional amount of approximately 3.1 million Euros at June 30, 2007. These contracts serve as hedges of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at June 30, 2007 was approximately $4.2 million resulting in an unrealized gain of approximately $9 thousand. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction.

Item 8.                        Financial Statements and Supplementary Data.

Candela Corporation
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Shareholders and Board of Directors
Candela Corporation
Wayland, Massachusetts

We have audited Candela Corporation’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Candela Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Inolase (2002), Ltd., which was acquired on March 6, 2007, and which is included in the consolidated balance sheets of Candela Corporation as of June 30, 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended.  Inolase (2002), Ltd. constituted 11% total assets as of June 30, 2007, and less than 1% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Inolase (2002) Ltd. because of the timing of the acquisition which was completed on March 6, 2007. Our audit of internal control over financial reporting of Candela Corporation also did not include an evaluation of the internal control over financial reporting of Inolase (2002), Ltd.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Candela Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Candela Corporation as of June 30, 2007 and July 1, 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 and our report dated September 12, 2007 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP
Boston, Massachusetts
September 12, 2007

Report of Independent Registered Public Accounting Firm on Financial Statements

Shareholders and Board of Directors
Candela Corporation
Wayland, Massachusetts

We have audited the accompanying consolidated balance sheets of Candela Corporation as of June 30, 2007 and July 1, 2006 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. We have also audited the schedule listed in the accompanying index for the years ended June 30, 2007, July 1, 2006, and July 2, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Candela Corporation at June 30, 2007 and July 1, 2006 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed on the accompanying index presents fairly, in all material respects, the information set forth therein for the years ended June 30, 2007, July 1, 2006, and July 2, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Candela Corporation’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated September 12, 2007 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP
Boston, Massachusetts
September 12, 2007

CANDELA CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	July 1,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$27,152	$40,194
Restricted cash	48	166
Marketable securities	11,773	27,332
Accounts receivable, net of allowance for doubtful accounts of $1,412 and $1,831 at June 30 and July 1, respectively	38,455	34,273
Notes receivable	1,025	1,611
Inventories, net	21,368	16,666
Other current assets	7,136	5,084
Total current assets	106,957	125,326
Property and equipment, net	3,479	3,302
Deferred tax assets, long-term	6,146	5,294
Goodwill	10,997	—
Acquired intangible assets, net of amortization of $662 at June 30	8,151	—
Marketable securities, long-term	12,260	11,953
Other assets	2,240	3,781
Total assets	$150,230	$149,656
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,922	$15,968
Accrued payroll and related expenses	5,344	5,728
Accrued warranty costs, current	5,486	5,868
Income taxes payable	—	933
Sales tax payable	1,161	854
Royalties payable	459	764
Other accrued liabilities	9,554	3,672
Deferred revenue, current	10,000	8,342
Current liabilities of discontinued operations	1,257	1,287
Total current liabilities	40,183	43,416
Deferred tax liability, long-term	2,659	480
Accrued warranty costs, long-term	2,127	3,761
Deferred revenue, long-term	3,751	1,987
Total liabilities	48,720	49,644
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 26,082,000 and 25,914,000 issued at June 30 and July 1, respectively	261	259
Treasury stock, 3,125,000 and 2,250,000 common shares at June 30 and July 1, respectively, at cost	(22,458)	(12,997)
Additional paid-in capital	69,466	64,234
Accumulated earnings	54,536	48,280
Accumulated other comprehensive (loss) income	(295)	236
Total stockholders’ equity	101,510	100,012
Total liabilities and stockholders’ equity	150,230	$149,656

The accompanying notes are an integral part of the consolidated financial statements.

CANDELA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the years ended June 30, 2007, July 1, 2006 and July 2, 2005

	2007	2006	2005
	(in thousands, except per share data)
Revenue
Lasers and other products	$113,225	$121,838	$102,323
Product-related service	35,332	27,628	21,578
Total revenue	148,557	149,466	123,901
Cost of sales
Lasers and other products	49,303	54,748	45,235
Product-related service	24,191	20,869	17,918
Litigation related charges	—	—	4,829
Total cost of sales	73,494	75,617	67,982
Gross profit	75,063	73,849	55,919
Operating expenses:
Selling, general and administrative	53,562	44,297	40,165
Research and development	18,146	8,879	6,890
Litigation related charges	—	—	773
Total operating expenses	71,708	53,176	47,828
Income from operations	3,355	20,673	8,091
Other income (expense):
Interest income	2,719	1,748	640
Other income (expense), net	3,725	(19)	(73)
Total other income	6,444	1,729	567
Income from continuing operations before income taxes	9,799	22,402	8,658
Provision for income taxes	3,543	7,468	2,194
Income from continuing operations	6,256	14,934	6,464
Discontinued operations:
Gain on disposal of skin care center, including revision of leasehold obligations, of $1,374 net of income tax expense of ($515)	—	—	859
Net income	$6,256	$14,934	$7,323
Net income per share of common stock
Basic:
Income from continuing operations	$0.27	$0.65	$0.29
Gain from discontinued operations	—	—	0.04
Net income	$0.27	$0.65	$0.33
Diluted:
Income from continuing operations	$0.27	$0.62	$0.28
Gain from discontinued operations	—	—	0.04
Net income	$0.27	$0.62	$0.32
Weighted average shares outstanding:
Basic	23,086	23,017	22,388
Diluted	23,525	23,948	23,073
Net income	$6,256	$14,934	$7,323
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	246	521	(713)
Unrealized loss on available-for-sales securities, net of tax	(777)	—	—
Comprehensive income	$5,725	$15,455	$6,610

The accompanying notes are an integral part of the consolidated financial statements.

CANDELA CORPORATION
Consolidated Statements of Stockholders’ Equity
For the years ended June 30, 2007, July 1, 2006, and July 2, 2005

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Total
	(In thousands)
Balance July 3, 2004	24,567	$246	$53,069	(2,250)	$(12,997)	$26,023	$428	$66,769
Sale of common stock under stock plans	197	2	958					960
Net income						7,323		7,323
Currency translation adjustment							(713)	(713)
Balance July 2, 2005	24,764	248	54,027	(2,250)	(12,997)	33,346	(285)	74,339
Sale of common stock under stock plans	1,150	11	8,111					8,122
Net income						14,934		14,934
Stock-based compensation expense			1,285					1,285
Tax beneifit of stock exercise			811					811
Currency translation adjustment							521	521
Balance July 1, 2006	25,914	259	64,234	(2,250)	(12,997)	48,280	236	100,012
Sale of common stock under stock plans	168	2	841					843
Treasury stock activity—purchase of shares				(875)	(9,461)			(9,461)
Net income						6,256		6,256
Stock-based compensation expense			4,125					4,125
Tax beneifit of stock exercise			266					266
Unrealized loss on available-for-sales securities, net of tax							(777)	(777)
Currency translation adjustment							246	246
Balance June 30, 2007	26,082	$261	$69,466	(3,125)	$(22,458)	$54,536	$(295)	$101,510

The accompanying notes are an integral part of the consolidated financial statements.

CANDELA CORPORATION
Consolidated Statements of Cash Flows
For the years ended June 30, 2007, July 1, 2006, and July 2, 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$6,256	$14,934	$7,323
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
(Gain) loss of disposal of discontinued operations	—	—	(859)
Gain on exchange of stock	(3,540)	—	—
Share-based compensation expense	4,125	1,285	—
Depreciation and amortization	1,631	571	755
Provision (benefit) for bad debts	989	1,241	573
Provision for deferred taxes	45	(2,399)	233
Change in restricted cash	118	33	58
Other non-cash items	(144)	95	(180)
Increase (decrease) in cash from working capital, net of acquisitions:	—
Accounts receivable	(4,943)	(681)	(1,801)
Notes receivable	586	(844)	(19)
Inventories	(4,702)	(3,561)	719
Other current assets	(266)	75	1,335
Other assets	(977)	(2,684)	427
Accounts payable	(10,376)	3,593	4,760
Accrued payroll and related expenses	(438)	882	(567)
Deferred revenue	3,422	2,243	2,731
Accrued warranty costs	(2,016)	620	2,091
Income taxes payable	(2,921)	(779)	(303)
Other accrued liabilities	5,732	(238)	1,698
Net cash (used by) provided by operating activities	(7,419)	14,386	18,974
Cash flows from investing activities:
Purchases of property and equipment	(763)	(715)	(635)
Maturities of held-to-maturity marketable securities	37,014	4,369	—
Cash proceeds from exchange of stock	994	—	—
Purchases of held-to-maturity marketable securities	(17,706)	(43,654)	—
Acquisition of business, net of cash acquired	(15,986)	—	—
Acquisition of intangible assets	(1,380)	—	—
Net cash provided by (used by) investing activities	2,173	(40,000)	(635)
Cash flows from financing activities:
Proceeds from the issuance of common stock	843	8,122	960
Purchase of treasury stock	(9,461)	—	—
Benefits of tax effects from exercise of stock options	266	811
Net cash (used by) provided by financing activities	(8,352)	8,933	960
Effect of exchange rates on cash and cash equivalents	556	492	(55)
Net (decrease) increase in cash and cash equivalents	(13,042)	(16,189)	19,244
Cash and cash equivalents at beginning of period	40,194	56,383	37,139
Cash and cash equivalents at end of period	$27,152	$40,194	$56,383
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	5,451	9,834	2,269
Noncash investing and financing activities:
Stock acquired on exchange of Solx, Inc. investment	$2,546	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1.   Description of Business and Summary of Significant Accounting Policies

Description of Business.   Candela Corporation (“the Company” or “Candela”) is involved in the development and commercialization of advanced aesthetic laser systems that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions.

Basis of Consolidations.   The financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

Reclassifications.   Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact on operating income.

The following table details the affect of the reclassification on the July 1, 2006 balance sheet to conform to the June 30, 2007 presentation relative to deferred tax assets and liabilities. Due to the immaterial nature of the current portion of deferred tax assets, they are included as a component of “Other current assets” on our consolidated balance sheets for June 30, 2007 and July 1, 2006, respectively.

(in thousands)	July 1, 2006 Originally Reported	Reclassification	July 1, 2006 Reclassified
Other current assets	$1,756	$3,328	$5,084
Deferred tax assets, long-term	8,142	(2,848)	5,294
Deferred tax liability, long-term	—	(480)	(480)
Net fiscal year 2006 reclassification		$—

Fiscal Years.   The Company’s fiscal year ends on the Saturday nearest June 30. The years ended June 30, 2007, July 1, 2006 and July 2, 2005 each contain 52 weeks.

Use of Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, valuation of investments, inventory valuation, depreciable lives of fixed assets, valuation of goodwill and acquired intangibles, income taxes, stock-based compensation, and accrued warranties. Actual results could differ materially from those estimates.

Cash and Cash Equivalents.   The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Substantially all cash and cash equivalents were invested in short duration certificates of deposit and overnight repurchase agreements with major financial institutions. These are valued at amortized cost which approximates market value.

Marketable Securities.   The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies substantially all of its marketable securities as held-to-maturity as the Company has the intent and ability to hold them to maturity. Held-to-maturity debt securities are reported at amortized cost which approximates fair value. The Company classifies its investment in Occulogix, Inc, (Note 15) as available-for-sale. As such, this investment is marked-to-market on a quarterly basis and the associated unrealized gain or loss is reflected as a component of other comprehensive income (loss), net of tax.

Current held-to-maturity marketable securities include investments that are expected to mature in more than three months and up to twelve months. Long-term investments have remaining maturities of one to three years. Unrealized gains and losses related to the marketable securities are not considered a permanent decline in the market value of such securities.

Accounts Receivable and Notes Receivable.   The Company’s trade accounts receivable and notes receivable are primarily from sales to end users, leasing companies, and distributors servicing the medical device market, and reflect a broad domestic and international customer base. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

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

Fair Value of Financial Instruments.   Carrying amounts of the financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. Held-to-maturity marketable securities, which are generally comprised of short-duration certificates of deposit or government-backed bonds, are valued at amortized cost which approximates market value. Available-for-sale securities are marked-to-market on a quarterly basis and the associated unrealized gain or loss is reflected as a component of other comprehensive income (loss), net of tax.

Derivative Instruments and Hedging Activity.   The Company enters into financial instruments to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency forward contracts. The Company recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of other comprehensive income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged.

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

Inventories.   Inventories are stated at the lower of cost (first-in, first-out method) or market, using a standard costing system which includes material, labor and manufacturing overhead Standard costs are monitored and updated as necessary, to reflect the changes in raw material costs and labor and overhead rates.

As a designer and manufacturer of high technology equipment, the Company is exposed to a number of economic and industry factors that could result in portions of inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in markets, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from suppliers. The Company’s policy is to establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products and market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $21.4 million as of June 30, 2007 and $16.7 million as of July 1, 2006 is stated net of inventory reserves of $2.1 million and $0.6 million, respectively. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required.

Property and Equipment.   Purchased property and equipment is recorded at cost. Laser systems used for testing are capitalized at cost. Repairs and maintenance costs are expensed as incurred. Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

Estimated Life or Number of Years
Leasehold improvements	2 to 15
Office furniture, computer and other equipment	2 to 10

Prepaid license fees.   Prepaid license fees are amortized over the term of the related contract (see Note 8).

Goodwill, Acquired Intangible Assets and Long-Lived Assets.   Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair values of net identifiable assets on the date of our purchase.

Intangible assets with indefinite useful lives, including goodwill, are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important, on an overall company basis that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and a reduction of our market capitalization relative to net book value. To conduct these tests of goodwill and indefinite-lived intangible assets, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models.

Long-lived assets primarily include property and equipment and intangible assets with finite lives. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Goodwill and acquired intangible assets consist of the following:

(in thousands)	June 30, 2007	July 1, 2006
Goodwill	$10,997	$—
Intangible assets with finite lives:
Patents	$2,804	$—
Developed technology	6,009	—
	8,813	—
Less: accumulated amortization	(662)	—
	$8,151	$—

Amortization expense on acquired intangible assets was approximately $0.7 million for the fiscal year ended 2007. There was no amortization expense associated with acquired intangible assets in the fiscal year ended 2006 or 2005, respectively.

Amortization expense associated with acquired intangibles is expected to be approximately $1.7 million for each of the fiscal years ended 2008 through 2012, inclusive.

Revenue Recognition.

Product sales—The Company generally recognizes revenue upon shipment of product to customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 requires that at the time revenue is recognized persuasive evidence of an arrangement exists; delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. Circumstances which generally preclude the immediate recognition of revenue include shipping terms of FOB destination. In these instances, revenue is deferred until adequate documentation is obtained to ensure that the delivery criteria have been fulfilled. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale. Unearned revenue is reported on the balance sheet as deferred income.

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

Product Warranty Costs.   The Company’s products generally carry a standard warranty. The Company maintains a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

Research and Development Costs.   Research and development costs are expensed as incurred.

Advertising Costs.   Advertising costs are expensed as incurred and are included as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income. Advertising costs were approximately $0.7 million for the fiscal year ended 2007 and $0.9 million for each of the fiscal years 2006 and 2005, respectively.

Shipping and handling costs.   The Company reports shipping and handling costs in both sales and the related costs as cost of sales to the extent they are billed to customers. In all other instances they are reflected as a component of cost of sales.

Stock-based compensation.   Effective July 3, 2005, the Company implemented the fair value recognition provisions of SFAS 123 revised (“SFAS 123R”) and Staff Accounting Bulletin 107 (“SAB 107”) for all share-based compensation. The Company adopted SFAS 123R using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

The application of SFAS 123R and SAB 107 during the years ended June 30, 2007 and July 1, 2006 resulted in the recognition of share-based compensation expense of $4.1 million and $1.2 million, respectively, attributable to stock options/stock appreciation rights (“SARs”) and $35 thousand and $56 thousand, respectively, attributable to the employee stock purchase plan.

This expense was divided between operating expense cost centers based upon the functional responsibilities of the individual holding the respective options, as follows:

(in thousands)	For the year ended June 30, 2007	For the year ended July 1, 2006
Selling, general and administrative	$3,154	$1,016
Research and development	640	258
Cost of sales	330	11
	$4,124	$1,285

The fair value of each option/SARs award is estimated on the date of grant using the Black-Scholes option-pricing model incorporating the assumptions noted in the following table. Expected volatility is determined using both current and historical implied volatilities of the underlying stock which is obtained from public data sources. The expected term of the options is based on historical observations adjusted for the estimated exercise dates of unexercised options/SARs. Additionally, separate groups of employees that have dissimilar historical exercise behavior are considered separately for valuation purposes. The average risk-free interest rate is based on the U.S. treasury security rate with a term-to-maturity that approximates the option’s expected life as of the grant date. The forfeiture rate is based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of June 30, 2007, there was approximately $8.0 million of total unrecognized compensation cost related to non-vested stock options/SARs granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 1.81 years.

As of July 1, 2006, there was approximately $3.4 million of total unrecognized compensation cost related to non-vested stock options/SARs granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 1.5 years.

The amount of cash received from the exercise of stock options for the fiscal year ended June 30, 2007 and July 1, 2006 was approximately $0.8 million and $7.8 million for stock options/SARs, respectively, and approximately $0.4 million and $0.3 million for the employee stock purchase plan, respectively. The actual tax benefit realized from the tax deductions resulting from option exercises totaled approximately $0.3 million and $0.8 million for fiscal year 2007 and fiscal year 2006, respectively.

	For the year ended June 30, 2007	For the year ended July 1, 2006
Risk-free interest rate	4.59% to 5.125%	5.125%
Estimated volatility	63% to 73%	72%
Expected life for SARs (years)	2.5 to 5.0	3.39
Expected dividend yield	—	—

The weighted average grant-date fair value per share of SARs granted, calculated using the Black-Scholes option-pricing model, and was $6.77 in fiscal year 2007. No options were granted in fiscal year 2007.

The weighted average grant-date fair value per share of SARs granted, calculated using the Black-Scholes option-pricing model, and was $7.97 in fiscal year 2006. No options were granted in fiscal year 2006.

Prior to July 3, 2005, the Company followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The provisions of SFAS 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans.

In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense for fixed term grants. For awards that generate compensation expense as defined under APB 25, the Company calculated the amount of compensation expense and recognized the expense over the vesting period of the award.

On May 2, 2005, the Company’s Board of Directors approved accelerating the vesting of unvested, “out-of-the-money” options to purchase approximately 535 thousand shares of the Company’s common stock awarded to employees, officers and non-employee directors under its stock option plans. The accelerated options had exercise prices ranging from $9.50 to $12.33 and a weighted average exercise price of $11.52. The acceleration was unconditional to the employees, officers and non-employee directors and was applied to all outstanding, unvested options priced above the closing price of the Company’s common stock on Monday, May 2, 2005. Approximately $6.4 million of the FY 2005 pro forma expense listed below relates to options included in this acceleration pool.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value method set forth in SFAS 123, Candela’s net income and basic and diluted net income per common share would have been changed to the pro forma amounts indicated below:

July 2, 2005
(in thousands, except per-share data)
Net income as reported	$7,323
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax effect	(6,609)
Pro forma net income	$714
Earnings per share
Basic—as reported	$0.33
Basic—pro forma	$0.03
Diluted—as reported	$0.32
Diluted—pro forma	$0.03

In computing this pro forma amount, the Company has used the Black-Scholes pricing model and the following assumptions for options granted in fiscal year 2005:

2005
Risk-free interest rate	4.25%
Estiamted volatility	76%
Expected life for options/SARs (years)	2.87
Expected dividends	None

The weighted average grant-date fair value per share of options granted, calculated using the Black-Scholes option-pricing model, and was $7.77 in 2005. No SARs were issued in fiscal year 2005.

Income Taxes.   The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established as necessary to reduce deferred tax assets in the event that realization of the assets is considered unlikely.

Foreign Currency Translation.   The local currency is the functional currency of the Company’s subsidiaries. The activity of the Company’s foreign subsidiaries is translated into United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated into United States dollars at current exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation of the subsidiary balance sheets are accumulated as a separate component of stockholders’ equity. Net exchange-related gains and losses resulting from foreign currency transactions amounted to gains of approximately $0.1 million for the years ended June 30, 2007 and July 1, 2006, respectively, and loss of approximately $0.2 million for the year ended July 2, 2005. The aforementioned net gains and losses are included in other income (expense) in the respective fiscal years.

Earnings Per Share (“EPS”).   Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants, restricted shares, and SARs using the treasury stock method.

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

	For the years ended:
	June 30,	July 1,	July 2,
	2007	2006	2005
	(in thousands, except per share data)
Shares used in the calculation of Basic earnings per share	23,086	23,017	22,388
Effect of dilutive securities:
Stock options/SAR’s	439	931	685
Diluted shares used in the calculation of earnings per share	23,525	23,948	23,073

During the years ended June 30, 2007, July 1, 2006, and July 2, 2005, options/SARs to purchase 1.1 million, 0.1 million, and 1.4 million shares of common stock, respectively, were not included in the computation of diluted earnings (loss) per share because they would have had an anti-dilutive effect.

Comprehensive Income (Loss).   The Company computes comprehensive income in accordance with SFAS 130 “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. For the periods presented, other comprehensive income (loss) includes the effect of foreign currency translation and the unrealized gain (loss), net of taxes, on its marketable securities.

The following table summarizes the components of accumulated other comprehensive income, net of income taxes:

(in thousands)	June 30, 2007	July 1, 2006
Foreign currency translation adjustment	$482	$236
Unrealized loss on available-for-sale securities	(777)	—
Accumulated other comprehensive (loss) income	$(295)	$236

Concentration of Risk.   Financial instruments that are subject to credit risk primarily consist of cash and cash equivalents, marketable securities, commercial paper and accounts receivable. The Company places its cash and cash equivalents and held-to-maturity marketable securities in established financial institutions. Deposits in the financial institutions may exceed the amount of insurance provided on such deposits. The Company believes the financial institutions are financially sound and, accordingly, minimal credit risk exists. The Company invests in high quality debt securities to minimize any adverse changes in interest rates.

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

Recent Accounting Pronouncements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact of SFAS No. 159 on our consolidated financial statements.

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

In September 2006, the FASB issued Emerging Issues Task Force Issue (“EITF”), No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF No. 06-1 requires that we provide disclosures regarding the nature of arrangements in which we provide consideration to manufacturers or resellers of equipment necessary for an end-customer to receive service from us, including the amounts recognized in the Consolidated Statements of Income. This EITF is effective for our fiscal year 2008. We do not expect the adoption of EITF No. 06-1 to have a material impact on our consolidated financial statements.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. We do not believe that adoption of SFAS No. 155 will have a material effect on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 was effective for our fiscal year 2007 annual financial statements. The adoption of SAB No. 108 did not have a significant impact on our financial statements.

2.                 Marketable Securities

Marketable securities consist of the following:

	June 30, 2007			July 1, 2006
	Net Carrying		Unrealized	Net Carrying		Unrealized
	Amount	Fair Value	loss	Amount	Fair Value	loss
	(in thousands)
Short-term (Held-to-maturity):
Government-backed securities	$6,999	$6,988	$(11)	$17,997	$17,946	$(51)
Certificates of deposit	3,476	3,459	(17)	2,368	2,356	(12)
Corporate bonds	—	—	—	3,005	2,996	(9)
Commercial paper	—	—	—	3,962	3,960	(2)
	10,475	10,447	(28)	27,332	27,258	(74)
Short-term (Available-for-sale):
Equity investments with an original cost of $2,546 (Note 15)	1,298	1,298	—	—	—	—
Total marketable securities, short-term	$11,773	$11,745	$(28)	$27,332	$27,258	$(74)
Long-term (Held-to-maturity):
Government-backed securities	$9,993	$9,974	$(19)	$8,998	$8,917	$(81)
Certificates of deposit	2,267	2,247	(20)	2,955	2,903	(52)
Total marketable securities, long-term	$12,260	$12,221	$(39)	$11,953	$11,820	$(133)

Long-term held-to-maturity investments reach maturity as follows:

	Fiscal Year Ended
	2008	2009	2010	Total
	(in thousands)
Government-backed securities	$1,999	$5,995	$1,999	$9,936
Certificates of deposit	97	2,170	—	2,267
	$2,096	$8,165	$1,999	$12,260

3.                 Inventories

Inventories consist of the following:

	June 30,	July 1,
	2007	2006
	(in thousands)
Raw materials	$8,377	$5,936
Work in process	2,657	1,151
Finished goods	10,334	9,579
	$21,368	$16,666

4.                 Property and Equipment

Property and equipment consist of the following:

	June 30,	July 1,
	2007	2006
	(in thousands)
Leasehold improvements	$1,014	$920
Office furniture	662	603
Computers, software, and other equipment	10,044	9,236
	$11,720	$10,759
Less: accumulated depreciation and amortization	(8,241)	(7,457)
Property and equipment, net	$3,479	$3,302

Depreciation expense was approximately $1.0 million, $0.6 million, and $0.8 million for the fiscal years ended 2007, 2006 and 2005, respectively.

5.                 Acquisitions

On March 6, 2007, we acquired Inolase (2002) Ltd. (“Inolase”) a non-public company engaged in the development and manufacture of proprietary devices for the aesthetic light-based treatment industry as well as the development of intellectual property related to medical devices and light sources. The aggregate purchase price was approximately $16.8 million in cash, including $0.3 million of acquisition-related transaction costs. No Candela common stock was issued in the acquisition. The acquisition-related transactions costs included legal, accounting, and other external costs directly related to the acquisition. Results of operations for Inolase have been included in the accompanying consolidated statement of operations since the date of acquisition.

This acquisition was accounted for as a business combination. Assets acquired and liabilities assumed were recorded as their fair values as of March 6, 2007. The fair value of intangible assets were based on valuations using an income approach, with estimates and assumption provided by management of Inolase and Candela. The excess of the purchase price over the fair value of tangible assets, identified intangible assets, and liabilities assumed were recorded as goodwill.

The agreement to purchase Inolase contains certain earn-out provisions and we are currently assessing the likelihood of their attainment. If we conclude that the outcome of these contingencies is determinable beyond a reasonable doubt, and that they are directly attributable to the purchase price itself, such a conclusion would result in an adjustment to goodwill and the establishment of an additional liability when the purchase-price allocation is finalized. Our final evaluation may also conclude that these provisions are directly attributable to the purchase price itself, but that we are unable to presently calculate the additional future amounts to be paid. If this is our conclusion, any future earn-out payments would represent increases to goodwill in the period(s) in which they are made. The purchase-price allocation is based upon the external valuation, but is preliminary pending our final determination in the above-mentioned area.

Based upon the valuations, the total purchase price was allocated as follows:

(in thousands)
Goodwill	$10,997
Identifiable intangible assets	7,433
Inventory	214
Accounts receivable & other assets	195
Accounts payable and accrued expenses	(248)
Deferred tax liability	(1,581)
Other liabilities	(201)
Total preliminary purchase price allocation	$16,809

Identifiable intangible assets acquired consisted of patents related to PSF and developed technology related to PSF. Core technology represents a combination of Inolase’s processes, inventions and trade secrets related to the design and development of its products. Developed and core technologies totaled $7.4 million and are being amortized over 6 years.

None of the goodwill or intangible assets acquired in the acquisition is deductible for income tax purposes. As a result, and in accordance with SFAS 109, Income Taxes, we recorded in the purchase accounting a deferred tax liability of $1.6 million, equal to the tax effect of the amount of the acquired intangible assets other than goodwill.

This transaction resulted in $11.0 million of purchase price that exceeded the estimated fair values of tangible and intangible assets and liabilities, all of which was allocated to goodwill. We believe that such excess in purchase price for accounting purposes was warranted by certain factors, including: 1) the potential to facilitate up-sell and cross-sell opportunities for our products with that of Inolase; 2) the potential to exploit reduced pain applications across our existing and future products; and 3) the potential to leverage Inolase intellectual property into home use applications.

6.                 Warranty Reserve

The following table reflects changes in the Company’s accrued warranty account during the fiscal years ended June 30, 2007, July 1, 2006, and July 2, 2005:

	2007	2006	2005
	(in thousands)
Beginning balance	$9,629	$8,645	$8,257
Incremental accruals on current sales	5,722	8,323	8,864
Amortization of prior-period accruals	(7,738)	(7,339)	(8,476)
Ending balance	$7,613	$9,629	$8,645

7.                 Deferred Revenue

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

The following table reflects changes in the Company’s deferred revenue during the fiscal year ended June 30, 2007 and July 1, 2006:

	2007	2006
	(in thousands)
Beginning balance	$10,329	$8,350
Deferral of new sales	13,918	11,892
Recognition of previously deferred revenue	(10,496)	(9,913)
Ending balance	$13,751	$10,329

The following table reflects the Company’s current and long-term portions of deferred revenues for the fiscal year ended June 30, 2007 and July 1, 2006:

	2007	2006
	(in thousands)
Total service contract revenue	$13,751	$10,329
Less: current portion	(10,000)	(8,342)
Long-term pertion of deferred revenue	$3,751	$1,987

8.                 Debt, Lease and Other Obligations

Line of Credit.   The Company has a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank’s base rate or LIBOR plus 2.25 percent. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of June 30, 2007 or July 1, 2006.

Restricted Cash.   A financing company used by customers has limited recourse with the Company on a small number of product leases. As such, the Company has placed approximately $0.1 million and $0.2 million in restricted funds at this institution as collateral as of June 30, 2007 and July 1, 2006, respectively. This restricted cash represents the entire exposure under these agreements.

Operating Lease Commitments.   The Company leases several facilities and automobiles under non-cancelable lease arrangements. The facility leases may be adjusted for increases in maintenance and insurance costs above specified levels. In addition, certain facility leases contain escalation provisions based on certain inflationary indices. These operating leases expire in various years through fiscal year 2012. These leases may be renewed for periods ranging from one to five years.

Outstanding lease commitments are reflected in the following table as of June 30, 2007:

Amount
(in thousands)
2008	$1,690
2009	856
2010	326
2011	175
2012	18
Thereafter	—
Total minimum lease payments	$3,065

Total rent expense was approximately $1.2 million, $0.9 million, and $1.4 million in fiscal years 2007, 2006, and 2005, respectively.

Royalty.   In August 2000, the Company obtained through an amended license agreement the with Regents of the University of California (“Regents”), the exclusive license rights to the Dynamic Cooling Device (‘DCD”)(subject to certain limited license rights of Cool Touch, Inc. (“Cool Touch”)) in the following fields of use: procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, a subsidiary of New Star Technology, Inc. obtained a license to the DCD on a co-exclusive basis with the Company in certain narrower fields of use. Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of the Company. The Company is entitled to one-half of all royalty income payable to the Regents from Cool Touch. Under the amended agreement, the Company no longer is required by the Regents to negotiate sublicenses to third parties. However, the Company is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use.

Effective July 3, 2005, the Company amended certain portions of their agreement with the Regents whereby for the annual license fee of $0.3 million, the Company’s royalty obligation was reduced to 3% from its prior level of 6%. The annual fee of $0.3 million was paid by a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of June 30, 2007 was approximately eight years. This reduced royalty rate and the amortization of the annual license fee payment is reflected in the Company’s financial statements for fiscal years 2007 and 2006, respectively. The unamortized portion of the license fee payment is reflected in prepaid licenses in the June 30, 2007 and July 1, 2006 balance sheets, respectively. The Company recognized royalty expense of $3.4 million and $3.6 million for the fiscal years ended 2007 and 2006, respectively.

The Company recognized royalty expense of $9.2 million for fiscal 2005 based on the license agreement in effect with the Regents during the year then ended. Included in the fiscal 2005 expense of $9.2 million was $4.8 million of expense related to the Regents arbitration decision issued in 2005. Of that $4.8 million, $1.3 million related to fiscal 2005, $3.0 million related to fiscal 2004 and 0.5 million related to prior years.

The outstanding contractual obligations relating to future minimum royalties payable to the Regents are reflected in the following table as of June 30, 2007:

(in thousands)
2008	$1,000
2009	1,000
2010	1,000
2011	250
2012	250
Thereafter	750
Total minimum royalty payments	$4,250

9.                 Stockholders’ Equity

Stock Plans

1990 Candela Corporation Employee Stock Purchase Plan

The 1990 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the sale of up to 1.5 million shares of common stock to eligible employees. The shares are issued at 85% of the market price on the last day of semi-annual periods. Substantially all full-time employees are eligible to participate in the Purchase Plan. At June 30, 2007 there were approximately 661 thousand shares available for sale.

The following is a summary of shares issued under the Purchase Plan:

Fiscal Year	Number of Shares	Per-share Price Range
2005	35,059	$8.50 to $9.00
2006	25,001	$12.50 to $13.25
2007	33,978	$10.00 to $10.75

1998 Candela Corporation Stock Option Plans

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

There were approximately 1.1 million stock based SARs granted during the fiscal year ended June 30, 2007. The SARs granted to employees become exercisable ratably over one to four years, while the SARs granted to directors become exercisable over two years.

There were approximately 2.9 million outstanding options/SARs at June 30, 2007 with a weighted-average exercise price of $11.45 per share, an aggregate intrinsic value of approximately $0.4 million, and a weighted-average remaining contractual term of 8.0 years. None of the options/SARs outstanding at June 30, 2007 had cash settlement features.

There were approximately 1.5 million of exercisable options/SARs at June 30, 2007 with a weighted-average exercise price of $10.00 per share, an aggregate intrinsic value of approximately $2.3 million, and a weighted-average remaining contractual term of 6.85 years.

The total intrinsic value of options exercised during the fiscal years ended June 30, 2007 and July 1, 2006 was approximately $0.6 million and $17.0 million, respectively.

There were approximately 1.9 million options/SARs available to grant at June 30, 2007.

The following is a summary of stock option/SARs activity under the Plans:

	Number of Shares	Option Prices			Weighted Exercise Price per Share
Balance at July 3, 2004	2,109,342
Granted	572,898	$8.00	to	$12.33	$10.04
Exercised	(156,527)	$1.08	to	$9.90	$4.01
Forfeited and expired	(41,153)	$2.57	to	$10.93	$9.15
Balance at July 2, 2005	2,484,560				$7.48
Granted	550,000	$15.33	to	$22.00	$15.69
Exercised	(1,061,557)	$1.95	to	$11.98	$6.97
Forfeited and expired	(8,015)	$5.59	to	$10.93	$10.33
Balance at July 1, 2006	1,964,988
Granted	1,115,000	$11.53	to	$15.95	$12.15
Exercised	(133,238)	$1.56	to	$10.93	$3.68
Forfeited and expired	(71,467)	$9.90	to	$15.95	$15.18
Balance at June 30, 2007	2,875,283

10.          Income Taxes

The components of income before income taxes and the related provision for (benefit from) income taxes consist of the following (in thousands):

	For the Year Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
Income from continuing operations before income taxes:
Domestic	$7,684	$20,645	$7,075
Foreign	2,115	1,757	1,583
	$ 9,799	$22,402	$8,658
Income (loss) from discontinued operations before income taxes:
Domestic	$—	$—	$1,374
Provision for (benefit from) income taxes:
Current provision:
Federal	$2,488	$8,173	$2,101
State	244	735	193
Foreign	766	952	375
Total current provision or (benefit from) income taxes	3,498	9,860	2,669
Deferred provision (benefit)
Federal	319	(1,409)	40
State	28	(173)	—
Foreign	(302)	(810)	—
Total deferred provision or (benefit from) income taxes	45	(2,392)	40
Total provision for income taxes	$3,543	$7,468	$2,709

The components of the Company’s deferred tax assets and liabilities consist of the following:

	June 30,	July 1,
	2007	2006
	(in thousands)
Deferred Tax Asset—Current
Bad debt reserve	$489	$485
Inventory valuation reserves	978	1,186
Deferred revenue	990	1,657
Total Deferred Tax Asset—Current	$2,457	$3,328
Deferred Tax Asset—Noncurrent
Accrued warranty reserve	$2,381	$3,569
Restructuring reserve	165	337
Share-based compensation	2,214	604
Depreciation & amortization	198
Federal and state tax credit carryforwards	524	615
Foreign net operating losses	708	220
Other	48	94
	638	5,430
Less: Valuation reserve	(92)	(136)
Total Deferred Tax Asset—Noncurrent	$6,146	$5,294
Deferred Tax Liability—Noncurrent
Depreciation & amortization	$2,178	$480
Deferred gain	481	—
Total Deferred Tax Liability—Noncurrent	$2,659	$480

As of June 30, 2007, the Company has no valuation allowance against the deferred tax asset in the United States. A valuation allowance of approximately $0.1 million has been established in Israel. In accounting for the deferred tax asset, the Company has relied on historical data to determine the necessity of providing a valuation allowance. Under the requirements of SFAS No. 109, “Accounting for Income Taxes”, the Company believes it is more likely than not that the deferred tax asset, unless otherwise noted, will be fully utilized against future income taxes.

At June 30, 2007, the Company had available research and development tax credits of approximately $0.5 million for state income tax purposes:

(in thousands)	Available	Expires
Fiscal 2000	$286	June 2015
Fiscal 2002	167	June 2017
Fiscal 2003	26	June 2018
Fiscal 2005	39	June 2020
Total	$518

At June 30, 2007, the Company had the following foreign net operating losses available to it:

	Available	Expires
	(in thousands)
Germany	$987	No Expiration
Italy	10	Fiscal 2011
Israel	1,227	No Expiration
Australia	19	No Expiration
Total	$2,243

No amount for U.S. income tax has been provided on undistributed earnings of the Company’s foreign subsidiaries because the company considers the approximately $5.1 million of accumulated foreign earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credits carry forwards may be available to reduce some portion of the U.S. tax liability, if any.

11.   Segment, Geographic and Major Customer Information

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

Geographic data

Geographic information for fiscal 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
Revenue:
United States	$96,214	$105,273	$85,243
Intercompany	27,039	21,612	20,460
	123,253	126,885	105,703
Japan	20,333	20,586	19,550
Spain	21,322	15,913	12,242
Germany	3,162	3,088	3,540
France	4,502	3,404	3,326
Italy	2,033	1,202	—
Israel	858	—	—
Australia	133	—	—
	175,596	171,078	144,361
Elimination	(27,039)	(21,612)	(20,460)
Consolidated total	$148,557	$149,466	$123,901
Income (loss) from operations:
United States	$3,321	$20,057	$7,390
Europe	996	861	763
Japan	1,260	906	626
All others	(354)
Elimination	(1,868)	(1,151)	(688)
Consolidated total	$3,355	$20,673	$8,091
Geographic identification of long-lived assets:
United States	$3,002	$2,979	$3,028
All others	477	323	212
Consolidated total	$3,479	$3,302	$3,240

United States revenue includes export sales to unaffiliated companies located principally in Europe, the Asia-Pacific region and Latin America, which approximated $31.9 million, $35.9 million, and $27.7 million in fiscal years 2007, 2006, and 2005, respectively.

12.   Employee Benefit Plans

The Company offers a 401(k) Plan which allows eligible United States employees to make tax-deferred contributions, a portion of which are matched by the Company. The Company may make discretionary matching contributions to the Plan in an amount determined by its Board of Directors. Company contributions vest ratably with three years of employment and amounted to $0.5 million, $0.4 million, and $0.3 million for the fiscal years ended 2007, 2006, and 2005, respectively.

13.   Discontinued Operations

On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure is accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. As a result, in fiscal year 2004, we recorded a $2.1 million charge for the accrual of $3.0 million of future occupancy costs, primarily relating to future lease payments for the Boston facility, and $0.4 million of severance obligations and other related costs of closure, net of anticipated tax benefits of $1.3 million.

During fiscal year 2005, the landlord for the Boston facility secured a sublease for that property. The sub-lessee commenced making payments to the landlord in December of 2004. As a result of these and future payments scheduled under the sublease, we revised the estimated future costs associated with the Boston facility and, in the fiscal year 2005, reversed approximately $0.9 million of the restructuring reserve. This reversal represents the aforementioned anticipated economic benefit due to sub-lessee payments of $1.7 million, net of legal and other fees of approximately $0.3 million and income taxes of approximately $0.5 million.

At June 30, 2007, the discontinued segment had a net liability of approximately $1.3 million consisting primarily of the aforementioned reserve of approximately $0.4 million and deferred gift certificate revenue of approximately $0.9 million. There were no revenues from discontinued operations in fiscal 2007, fiscal 2006, or fiscal 2005.

14.   Legal Proceedings

The Company is currently involved in three litigation matters with Palomar Medical Technologies, Inc. (“Palomar”).

•       On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent No. 5,735,844. Palomar seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. In November, 2006, the Company answered the complaint by denying Palomar’s allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that United States patent No. 5,595,568 (“the ‘568 Patent”) is either invalid, or products manufactured by the Company do not infringe the ‘568 Patent, or both. In November, 2006, Palomar filed an answer denying the Company’s counterclaim. In February, 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the ‘568 patent, and to allege that additional Candela products infringe the ‘568 Patent. Palomar’s motion to amend its Complaint was granted in August of 2007. In February of 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company’s motion to amend its complaint was granted in March of 2007. Palomar filed a general denial response to Candela’s Amended Answer and Counterclaim in March of 2007. In August of 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definition of the disputed claim term of a patent. The parties are presently in the midst of pre-trial fact discovery which shall end on December 31, 2007.

•       On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222. The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys’ fees and an injunction against Palomar to prevent Palomar’s continuing infringement. The Company served its complaint on Palomar in August, 2006. In October, 2006, the Company amended the Company’s suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October, 2006, Palomar answered the Company’s amended complaint by denying the Company’s allegations and asserting an affirmative defense of inequitable conduct with respect to the ‘395 patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the ‘395 and ‘222 patents or that such patents are invalid. In November, 2006, the Company answered the counterclaim by denying Palomar’s allegations. The parties are in the midst of pre-trial fact discovery.

•       In December, 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division, asserting that Palomar infringes one or more claims of United States patents Nos: 5,810,801, 6,659,999 and 6,120,497. The Company seeks compensatory and treble damages for past infringement, as well as attorneys’ fees and an injunction against Palomar from future infringement. In January, 2007, Palomar answered the complaint by denying the Company’s allegations and filing a declaratory judgment motion seeking a court ruling that it does not infringe such patents and/or that such patents are invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts. In February, 2007, the Company added Massachusetts General Hospital as a party to its action. The Court denied Palomar’s motion to transfer the case to Massachusetts. The parties are in the midst of pre-trial fact discovery.

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

15.   Other Income

During the fiscal year ended June 30, 2007, the Company recognized a $3.5 million gain on the exchange of common stock of Solx Inc. for cash and common stock of OccuLogix, Inc. (NasdaqGM: OCCX). The gain was a result of the acquisition of Solx Inc., a privately-held company, by OccuLogix, Inc., a publicly traded company. The Company held 19.99% of the outstanding common stock of Solx Inc. on an as-converted basis, prior to the merger with an associated book value of $0.

As a result of the acquisition of Solx, Inc., Candela received approximately $1.0 million in cash at the time of closing, future cash consideration of approximately $2.5 million, and approximately 1.3 million shares of common stock in OccuLogix, Inc.

The future cash consideration of approximately $2.5 million is to be paid in the following installments: $0.6 million in August 2007, $0.9 million in August 2008, and $1.0 million upon the achievement of a contingent event as specified in the transaction agreement. Due to the inherent uncertainty associated with the collection of the future cash consideration, Candela did not record the gain related to the $2.5 million. The Company will record such future receipts as gains in the periods in which the remaining cash payments are actually received.

The value of the shares of OccuLogix, Inc. is included in Candela’s marketable securities at June 30, 2007 as they are considered available-for-sale securities in accordance with SFAS 115. In accordance with the guidance provided by SFAS 115, Candela adjusted the value of this investment to its market value of approximately $1.3 million at June 30, 2007 and recorded the associated unrealized loss, net of related tax effects, as a separate component of accumulated other comprehensive income.

16.   Quarterly Results of Operations (unaudited)

	Quarter Ended
2007	First		Second	Third	Fourth
	(in thousands, except per-share data)
Revenue	$33,474	*	$37,406	$38,690	$38,987
Gross profit	17,425		17,778	19,740	20,120
Net income	4,419		1,024	1,540	(727)
Earnings per common share:
Basic	$0.19		$0.04	$0.07	$(0.03)
Diluted	$0.18		$0.04	$0.07	$(0.03)

*                    Includes $3.5 million gain on exchange of Solx, Inc. common stock. See Note 15.

	Quarter Ended
2006	First	Second	Third	Fourth
	(in thousands, except per-share data)
Revenue	$28,087	$37,720	$42,314	$41,345
Gross profit	14,552	18,975	21,398	18,923
Net income	3,017	4,510	5,003	2,404
Earnings per common share:
Basic	$0.13	$0.20	$0.22	$0.10
Diluted	$0.13	$0.19	$0.21	$0.10

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.   Controls and Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (“Disclosure Controls”) to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Principal Financial Officer, realizes that no control system can prevent all possibilities of error or fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

As of the end of the period covered by this Form 10-K, management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation included consideration of the controls, processes and procedures that comprise our internal control over financial reporting. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2007, based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We have excluded from our evaluation, the internal control over financial reporting of Inolase (2002) Ltd, which was acquired on March 6, 2007 and is included in the fiscal year 2007 consolidated financial statements of Candela Corporation since the date of acquisition, and constituted 11% of the consolidated assets as of June 30, 2007, and less than 1% of consolidated revenue for the year then ended.

Based on our assessment, management determined that no material weakness existed in the Company’s internal controls over financial reporting as of June 30, 2007. In addition, based on such assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

The Company’s external auditors, BDO Seidman, LLP, an independent registered public accounting firm, have issued an audit report on their assessment of the Company’s internal control over financial reporting.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ GERARD PUORRO	/s/ ROBERT E. QUINN
Gerard Puorro	Robert E. Quinn
President and Chief Executive	Treasurer, Corporate Controller
and Principal Financial Officer

September 12, 2007

Item 9B.   Other Information

None.

Part III

Anything herein to the contrary notwithstanding, in no event are the sections entitled “Stock Performance Graph”, “Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from the Company’s definitive proxy statement for the Company’s 2007 annual meeting of stockholders.

Item 10.                 Directors and Executive Officers of the Registrant.

The information required by this item concerning the directors and executive officers of the Company is incorporated by reference herein from the information contained in the section entitled “Occupations of Directors and Executive Officers” in our definitive proxy statement (the “Definitive Proxy Statement”) for the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Candela’s fiscal year ended June 30, 2007.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act required under this item is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement.

The information required by this item concerning the Company’s Code of Ethics that applies to all directors, officers, and employees of the Company is incorporated by reference from the information contained in the section entitled “Code of Business Conduct and Ethics” in the Definitive Proxy Statement.

The information required concerning the Company’s audit committee is incorporated by reference from the information contained in the section entitled “Meetings of the Board of Directors and Committees Thereof” in the Definitive Proxy Statement.

Item 11.                 Executive Compensation.

The information required by this item concerning executive compensation is incorporated herein by reference from the information contained in the section entitled “Compensation and Other Information Concerning Directors and Officers” in the Definitive Proxy Statement.

The information required by this item concerning securities authorized for issuance under the equity compensation plans is incorporated by reference from the information contained in the section entitled “Equity Compensation Plan Information” in the definitive Proxy Statement.

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

Item 13.                 Certain Relationships and Related Transactions.

The information required by this item concerning certain relationships and related transactions is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the Definitive Proxy Statement.

The information required concerning director independence is incorporated by reference from the information contained in the section entitled “Meetings of the Board of Directors and Committees Thereof” in the Definitive Proxy Statement.

Item 14.                 Principal Accountant Fees and Services.

The information required by this item concerning principal accountant fees and services is incorporated herein by reference from the information contained in the section entitled “Principal Accountant Fees and Services” in the Definitive Proxy Statement.

SCHEDULE II
CANDELA CORPORATION
Valuation and Qualifying Accounts
For the years ended June 30, 2007, July 1, 2006, and July 2, 2005

	Balance at	Additions	Deductions	Balance at
	Beginning	Charged to	from	End of
	of Period	Income	Reserves	Period
	(In thousands)
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts:
Year ended June 30, 2007	$1,830	$989	$1,407	$1,412
Year ended July 1, 2006	2,065	1,241	1,475	1,831
Year ended July 2, 2005	1,492	2,806	2,233	2,065
Reserve for inventory
Year ended June 30, 2007	$624	$408	$62	$970
Year ended July 1, 2006	520	536	432	624
Year ended July 2, 2005	490	525	495	520
Reserve for discontinued operations
Year ended June 30, 2007	$447	$—	$—	$447
Year ended July 1, 2006	995	—	548	447
Year ended July 2, 2005	3,006	—	2,011	995

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

10.14	Amended and Restated Employment Agreement dated as of April 5, 2007, between Candela Corporation and Gerard E. Puorro
21.1**	Subsidiaries of the Company
23.1**	Consent of BDO Seidman, LLP (Independent Registered Public Accounting Firm)
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
99.1(16)	McKesson Medical-Surgical Inc. Distribution Agreement
99.2(17)	First Amendment to the Amended and Restated License Agreement by and between The Regents of the University of California and Candela Corporation

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

(16) Previously filed as an exhibit to Form 10-K for the fiscal year ended July 2, 2005 and incorporated by reference.

(17) Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended December 31, 2005 and incorporated by reference.

(18) Previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 2007 (Commission File number           ), and incorporated herein by reference.

(c)           The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 15(a)(3) above, other than exhibits 32.1 and 32.2, which the Company hereby furnishes.

(d)          The Company hereby files, as part of this Form 10-K, the consolidated financial Statement schedules listed in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 2007.

CANDELA CORPORATION
By:	/s/ GERARD E. PUORRO
Gerard E. Puorro,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERARD E. PUORRO	President, Chief Executive	September 12, 2007
Gerard E. Puorro	Officer, and Director
(Principal Executive Officer)
/s/ ROBERT E. QUINN	Treasurer, Corporate Controller	September 12, 2007
ROBERT E. QUINN	Principal Financial Officer
/s/ KENNETH D. ROBERTS	Chairman of the Board of	September 12, 2007
Kenneth D. Roberts	Directors
/s/ NANCY NAGER	Director	September 12, 2007
Nancy Nager
/s/ DOUGLAS W. SCOTT	Director	September 12, 2007
Douglas W. Scott
/s/ BEN BAILEY, III	Director	September 12, 2007
Ben Bailey, III
/s/ GEORGE ABE	Director	September 12, 2007
George Abe

EXHIBIT INDEX

21.1	Subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350