Form 10-Q
period 2007-09-29
CANDELA CORP /DE/
filed 2007-11-08
CIK 793279

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007

Commission File No. 000-14742

CANDELA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2477008 (I.R.S. Employer Identification No.)
530 Boston Post Road, Wayland, Massachusetts (Address of principal executive offices)	01778 (Zip code)
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

Large Accelerated Filer ☐                Accelerated Filer ☒                Non-Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2007
Common Stock, $.01 par value per share	23,138,771

CANDELA CORPORATION
Index

			Page
Part I.	Financial Information:
	Item 1.	Unaudited Financial Statements
		Consolidated Balance Sheets as of September 29, 2007 and June 30, 2007	3
		Consolidated Statements of Income and Comprehensive Income for the three-month periods ended September 29, 2007 and September 30, 2006	4
		Condensed Consolidated Statements of Cash Flows for the three-month periods ended September 29, 2007 and September 30, 2006	5
		Notes to Consolidated Financial Statements (Unaudited)	6–16
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17–22
	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	23
	Item 4.	Controls and Procedures	23
Part II.	Other Information:
	Item 1.	Legal proceedings	24–25
	Item 6.	Exhibits	26
	Signatures		27
	Index to Exhibits		28

Part I. Financial Information

Item 1—Financial Statements

CANDELA CORPORATION

Consolidated Balance Sheets

(in thousands, except per-share data)

(unaudited)

	September 29, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$20,805	$27,152
Restricted cash	46	48
Marketable securities	14,952	11,773
Accounts receivable, net of allowance for doubtful accounts of $1,789 and $1,412 at September 29 and June 30, respectively	39,783	38,455
Notes receivable	683	1,025
Inventories, net	22,462	21,368
Other current assets	9,969	7,136

Total current assets	108,700	106,957
Property and equipment, net	3,982	3,479
Deferred tax assets	5,991	6,146
Goodwill	10,997	10,997
Acquired Intangible assets, net	7,832	8,151
Marketable securities, long-term	9,422	12,260
Other assets	2,539	2,240

Total assets	$149,463	$150,230

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,623	$6,922
Accrued payroll and related expenses	4,796	5,344
Accrued warranty costs, current	5,152	5,486
Sales tax payable	1,268	1,161
Royalties payable	664	459
Other accrued liabilities	6,414	9,554
Deferred revenue, current	10,806	10,000
Current liabilities of discontinued operations	1,257	1,257

Total current liabilities	39,980	40,183
Deferred tax liability, long-term	2,660	2,659
Income taxes payable, long-term	414	—
Accrued warranty costs, long-term	1,603	2,127
Deferred revenue, long-term	3,925	3,751

Total liabilities	48,582	48,720

Stockholders' equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 26,102,000 and 26,082,000 issued at September 29 and June 30, respectively	261	261
Treasury stock, 3,450,000 and 3,125,000 common shares at September 29 and June 30, respectively, at cost	(24,858)	(22,458)
Additional paid-in capital	70,416	69,466
Accumulated earnings	54,847	54,536
Accumulated other comprehensive income (loss)	215	(295)

Total stockholders' equity	100,881	101,510

Total liabilities and stockholders' equity	$149,463	$150,230

        The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per-share data)

	For the three-months ended:
	September 29, 2007	September 30, 2006
	(Unaudited)
Revenue
Lasers and other products	$26,824	$25,889
Product-related service	8,649	7,585

Total revenue	35,473	33,474
Cost of sales
Lasers and other products	12,312	10,614
Product-related service	5,885	5,434

Total cost of sales	18,197	16,048

Gross profit	17,276	17,426
Operating expenses:
Selling, general and administrative	15,028	11,080
Research and development	2,996	3,600

Total operating expenses	18,024	14,680

(Loss) income from operations	(748)	2,746
Other income:
Interest income	463	763
Other income, net	741	3,506

Total other income	1,204	4,269

Income before income taxes	456	7,015
Provision for income taxes	269	2,596

Net income	$187	$4,419

Net income per share of common stock
Basic	$0.01	$0.19

Diluted	$0.01	$0.18

Weighted average shares outstanding
Basic	22,905	23,530
Diluted	23,105	24,044
Net income	$187	$4,419
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	772	(203)
Unrealized (loss) gain on available-for-sales securities, net of tax	(262)	76

Comprehensive income	$697	$4,292

        The accompanying notes are an integral part of the consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three-months ended:
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$187	$4,419
Adjustments to reconcile net income to net cash used by operating activities:
Gain on exchange of stock	—	(3,540)
Share-based compensation expense	857	855
Depreciation and amortization	647	276
Provision for bad debts	488	300
Other non-cash items	184	—
Changes in operating assets and liabilities
Accounts receivable	(1,632)	2,113
Notes receivable	342	773
Inventories	(1,094)	(157)
Other current assets	(1,572)	(1,640)
Other assets	2,468	116
Accounts payable	2,701	(7,954)
Accrued payroll and related expenses	(548)	(2,180)
Deferred revenue	980	(146)
Accrued warranty costs	(858)	(159)
Income taxes payable	(180)	1,148
Other accrued liabilities	(4,087)	366
Restricted cash	2	1

Net cash used by operating activities	(1,115)	(5,409)

Cash flows from investing activities:
Purchases of property and equipment	(744)	(133)
Maturities of held-to-maturity marketable securities	1,978	7,125
Cash proceeds from exchange of stock	—	994
Purchases of held-to-maturity marketable securities	(4,856)	(4,381)
Acquisition of intangible assets	(75)	(1,380)

Net cash (used by) provided by investing activities	(3,697)	2,225

Cash flows from financing activities:
Proceeds from the issuance of common stock	93	33
Purchase of treasury stock	(2,400)	(8,268)

Net cash used by financing activities	(2,307)	(8,235)

Effect of exchange rates on cash and cash equivalents	772	(128)

Net decrease in cash and cash equivalents	(6,347)	(11,547)
Cash and cash equivalents at beginning of period	27,152	40,194

Cash and cash equivalents at end of period	$20,805	$28,647

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

        The results for the three months ended September 29, 2007 are not necessarily indicative of results to be expected for the remainder of the fiscal year. The information contained in the interim financial statements should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Candela Corporation 2007 Form 10-K filed with the Securities and Exchange Commission ("SEC"). Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact on operating income.

Basis of Consolidation

        The financial statements include the accounts of Candela Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

Significant Accounting Policies

        On July 1, 2007, we adopted Financial Accounting Standards Board, ("FASB") Interpretation No. 48, ("FIN 48"), Accounting for Uncertainty in Income Taxes, as discussed more fully below. Other than this change, there have been no significant changes in our significant accounting policies during the three months ended September 29, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

        We adopted the provisions of FIN 48 effective July 1, 2007. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

2. Recent Accounting Pronouncements

        In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact of SFAS No. 159 on our consolidated financial statements.

        In March 2006, the FASB issued Emerging Issues Task Force ("EITF") Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement ("EITF 06-03"). Pursuant to this issue we elected to present taxes collected from customers and remitted to governmental authorities net in our financial statements. This treatment is consistent with our historical presentation. EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. The adoption of EITF 06-03 did not have any measurable impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for our fiscal year 2009. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements; the impact is not expected to be material.

3. Discontinued Operations

        On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure was accounted for as a discontinued operation in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities". In determining the amount of the facilities closure accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly and may result in revisions to established facility reserves.

        Current liabilities of discontinued operations consist of the following:

(in thousands)	September 29, 2007	June 30, 2007
Facility closure and other costs	$418	$418
Deferred revenue, gift certificates	839	839

	$1,257	$1,257

4. Stock-based Compensation

        Effective July 3, 2005, the Company implemented the fair value recognition provisions of SFAS No. 123 revised ("SFAS No. 123R") and Staff Accounting Bulletin 107 ("SAB 107") for all share-based compensation that was not vested as of July 2, 2005. The Company adopted SFAS No. 123R using a modified prospective application, as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

        The application of SFAS No. 123R and SAB 107 during the three-month periods ended September 29, 2007 and September 30, 2006 resulted in the recognition of share-based compensation expense of approximately $0.9 million for each period, respectively. These expenses were divided between cost of sales and operating expense cost centers based upon the functional responsibilities of the individuals holding the respective options.

        As of September 29, 2007, there was approximately $6.1 million of total unrecognized compensation cost related to non-vested stock options/Stock Appreciation Rights ("SARs") granted under the Company's incentive plans. This cost is expected to be recognized over a weighted-average period of 1.5 years. As of September 30, 2006, there was approximately $3.4 million of total unrecognized compensation cost related to nonvested stock options granted under the Company's incentive plans.

        The amount of cash received from the exercise of stock options for the three-month period ended September 29, 2007 was approximately $0.1 million.

  Stock Plans

  1990 Candela Corporation Employee Stock Purchase Plan

        The 1990 Employee Stock Purchase Plan (the "Purchase Plan") provides for the sale of up to 1.5 million shares of common stock to eligible employees. The shares are issued at 85% of the market price on the last day of semi-annual periods. Substantially all full-time employees are eligible to participate in the Purchase Plan. At September 29, 2007 there were approximately 661 thousand shares available for sale. Compensation expense for the purchase plan is recognized over the vesting period.

  1998 Candela Corporation Stock Option Plan

        Effective October 5, 2005, the Second Amended and Restated 1998 Stock Plan (the "1998 Stock Plan") was amended to clarify the granting of incentive stock options, non-qualified stock options, and SARs.

        Stock options provide the holder with the right to purchase common stock. The exercise price per share of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, granted under the 1998 Stock Plan may not be less than the fair market value per share of common stock on the date of grant. In the case of an incentive stock option granted to an employee possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value per share of common stock on the date of grant.

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

        Options and rights granted under the 1998 Stock Plan become exercisable on the date of grant or in installments, as specified by a Committee established by the Board of Directors, and expire ten years from the date of the grant. The maximum number of shares for which options and rights may be granted under the 1998 Stock Plan was increased by 2.5 million shares to 7.8 million by affirmative vote at the Company's Annual Meeting of Shareholders held December 12, 2006. Upon exercise of a SAR, only the net number of shares of common stock issued in connection with such exercise shall be deemed "issued" for this purpose. The Company may satisfy the awards upon exercise with either newly-issued or treasury shares.

        There were approximately 233 thousand stock based SARs granted during the three-month period ended September 29, 2007. The SARs granted to employees become exercisable ratably over one to four years, while the SARs granted to directors become exercisable over two years.

        There were approximately 3.0 million outstanding options/SARs at September 29, 2007 with a weighted-average exercise price of $11.14 per share, an aggregate intrinsic value of approximately $1.9 million, and a weighted-average remaining contractual term of 7.81 years.

        There were approximately 1.5 million of exercisable options/SARs at September 29, 2007 with a weighted-average exercise price of $10.16 per share, an aggregate intrinsic value of approximately $1.7 million, and a weighted-average remaining contractual term of 6.48 years.

        There were approximately 1.7 million options/SARs available to grant at September 29, 2007.

        The total intrinsic value of options exercised during the three-month period ended September 29, 2007 was approximately $0.2 million.

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

	For the three months ended:
(in thousands, except per share data)	September 29, 2007	September 30, 2006
Shares used in the calculation of Basic earnings per share	22,905	23,530
Effect of dilutive securities: Stock options/SAR's	200	514

Diluted shares used in the calculation of earnings per share	23,105	24,044

Per share effect of dilutive securities on net income	$—	$0.01

        During the three-month periods ended September 29, 2007 and September 30, 2006, options/SARs to purchase approximately 2.4 million and 1.1 million shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

6. Acquisitions

        On March 6, 2007, we acquired Inolase (2002) Ltd. ("Inolase") a non-public company engaged in the development and manufacture of proprietary devices for the aesthetic light-based treatment industry as well as the development of intellectual property related to medical devices and light sources. The aggregate purchase price was approximately $16.8 million in cash, including $0.3 million of acquisition-related transaction costs. No Candela common stock was issued in the acquisition. This acquisition was accounted for as a business combination.

        The purchase-price allocation is preliminary pending the final determination of the fair value of the assets and liabilities acquired. The preliminary purchase-price allocation was recorded in the third quarter of 2007 and resulted in approximately $11.0 million of goodwill and $7.4 million of other acquired intangible assets, primarily comprised of patents and patent applications, which are being amortized over an estimated weighted average of 6 years. Values assigned to these acquired intangible assets are not deductible for tax purposes.

        Based upon the preliminary purchase price allocation, the total purchase price was allocated as follows:

(in thousands)
Goodwill	$10,997
Identifiable intangible assets	7,433
Inventory	214
Accounts receivable & other assets	195
Accounts payable and accrued expenses	(248)
Deferred tax liability	(1,581)
Other liabilities	(201)

Total preliminary purchase price allocation	$16,809

        The excess of the purchase price of Inolase over the estimated fair values of tangible and intangible assets and liabilities totaling approximately $11.0 million was allocated to goodwill. We believe that such excess in purchase price for accounting purposes was warranted by certain factors, including: 1) the potential to facilitate up-sell and cross-sell opportunities for our products with that of Inolase; 2) the potential to exploit reduced pain applications across our existing and future products; and 3) the potential to leverage Inolase intellectual property into home use applications.

7. Marketable Securities

        The Company accounts for marketable securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable debt securities as held-to-maturity as the Company has the intent and ability to hold them to maturity. The Company has classified its equity investments as available-for-sale securities. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders' equity. Held-to-maturity debt securities are reported at amortized cost which approximates fair value. Current marketable securities include debt investments with original maturities that are expected to mature in more than three months and up to twelve months and equity investments. Long-term marketable securities include debt securities that have remaining maturities of one to three years. Unrealized losses related to the held-to-maturity securities are not considered a permanent decline in the market value of such securities.

        Marketable securities consist of the following:

	September 29, 2007			June 30, 2007
(in thousands)	Net Carrying Amount	Fair Value	Unrealized Gain (Loss)	Net Carrying Amount	Fair Value	Unrealized loss
Short-term (Held-to-maturity):
Government-backed securities	$9,999	$10,008	$9	$6,999	$6,988	$(11)
Certificates of deposit	4,197	4,184	(13)	3,476	3,459	(17)

	14,196	14,192	(4)	10,475	10,447	(28)
Short-term (Available-for-sale):
Equity investments	756	756	—	1,298	1,298	—

Total marketable securities, short-term	$14,952	$14,948	$(4)	$11,773	$11,745	$(28)

Long-term (Held-to-maturity):
Government-backed securities	$7,995	$8,030	$35	$9,993	$9,974	$(19)
Certificates of deposit	1,427	1,419	(8)	2,267	2,247	(20)

Total marketable securities, long-term	$9,422	$9,449	$27	$12,260	$12,221	$(39)

        There were no material realized gains or losses for the three months ended September 29, 2007.

8. Inventories

        Inventories consist of the following:

(in thousands)	September 29, 2007	June 30, 2007
Raw materials	$7,473	$8,377
Work in process	1,922	2,657
Finished goods	13,067	10,334

	$22,462	$21,368

9. Property and Equipment

        Property and equipment consists of the following:

(in thousands)	September 29, 2007	June 30, 2007
Leasehold improvements	$1,014	$1,014
Office furniture	661	662
Computers, software, and other equipment	10,821	10,044

	$12,496	$11,720
Less: accumulated depreciation	(8,514)	(8,241)

Property and equipment, net	$3,982	$3,479

        Depreciation expense was approximately $0.3 million and $0.2 million for the three-month periods ended September 29, 2007 and September 30, 2006, respectively.

10.   Goodwill and Acquired Intangible Assets

  Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair values of net identifiable assets on the date of our purchase.

  Goodwill and acquired intangible assets consist of the following:

(in thousands)	September 29, 2007	June 30, 2007
Goodwill	$10,997	$10,997

Intangible assets with finite lives:
Patents	$2,879	$2,804
Developed technology	6,009	6,009

	8,888	8,813
Less: accumulated amortization	(1,056)	(662)

	$7,832	$8,151

11.   Derivative Instruments and Hedging Activity

  The Company enters into financial instruments to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency forward contracts. The Company generally recognizes derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are recorded in shareholders' equity as a component of other comprehensive income along with an offsetting adjustment against the basis of the derivative instrument itself.

  The Company had two foreign currency forward contracts outstanding at September 29, 2007, serving to mitigate the foreign currency risk of a substantial portion of its Euro-denominated balances in the notional amount of approximately 1.5 million Euros. The fair value of the foreign currency derivative contracts outstanding at September 29, 2007 was approximately $2.1 million. Any gains or losses on the fair value of the effective portion of the derivative contract are largely offset by the losses and gains on the underlying transactions.

12.   Warranty Reserve

  The Company's products generally carry a standard warranty. The Company maintains a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company's product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

  The following table reflects changes in the Company's accrued warranty account during the three-month period ended September 29, 2007 and September 30, 2006, respectively:

(in thousands)	September 29, 2007	September 30, 2006
Beginning balance	$7,613	$9,630
Incremental accruals on current sales	1,173	1,828
Amortization of prior-period accruals	(2,031)	(1,966)

Ending balance	$6,755	$9,492

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

  The following table reflects changes in the Company's deferred revenue account during the three-month period ended September 29, 2007 and September 30, 2006, respectively:

(in thousands)	September 29, 2007	September 30, 2006
Beginning balance	$13,751	$10,329
Deferral of new sales	5,189	2,316
Recognition of previously deferred revenue	(4,209)	(2,541)

Ending balance	$14,731	$10,104

14.   Common Stock Buyback

  325 thousand shares of common stock were purchased for approximately $2.4 million during the three-month period ended September 29, 2007.

15.   Commitments and Contingencies

  The Company has an agreement with the Regents of the University of California ("Regents") for exclusive license rights to the Dynamic Cooling Device ("DCD"), subject to certain limited license rights of Cool Touch, Inc. ("Cool Touch"), in the following fields of use: procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, a subsidiary of New Star Technology, Inc., obtained a license to the DCD on a co-exclusive basis with the Company, in certain narrower fields of use.

  The Company's agreement with the Regents called for an annual license fee of $0.3 million and a royalty obligation of 3%. The annual fee of $0.3 million was paid to the Regents in a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of September 29, 2007 was less than eight years. The royalty and the amortization of the annual license fee payment are reflected in the Company's consolidated statement of income. The unamortized portion of the license fee payment is reflected in other current assets and in other assets at September 29, 2007 and June 30, 2007, respectively.

16.   Income Taxes

  We adopted the provisions of FIN 48 effective July 1, 2007. FIN 48 addresses the accounting for and disclosure of uncertainty in income tax positions by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

  The cumulative effect of adopting FIN 48 was a decrease in tax reserves of approximately $0.1 million, resulting in an offsetting increase to the July 1, 2007 Retained Earnings balance.

  Upon adoption, the gross liability for unrecognized tax benefits at July 1, 2007 was approximately $1.9 million, exclusive of interest and penalties and, if recognized, would favorably affect our effective tax rate. In addition, consistent with the provisions of FIN 48, certain reclassifications were made to the balance sheet, including the reclassification of $0.4 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

  Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change upon the adoption of FIN 48. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the overall income tax provision.

  We file income tax returns in the United States ("U.S.") on a federal basis and in many U.S. state and foreign jurisdictions. Our three most significant tax jurisdictions are the U.S., Spain, and Japan. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2004 through 2007 fiscal tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2004 through 2007 and our 2003 through 2007 fiscal tax years remain subject to examination by the appropriate governmental agencies for Spanish and Japanese tax purposes, respectively.

17.   Legal Proceedings

  The Company is currently involved in three litigation matters with Palomar Medical Technologies, Inc. ("Palomar").

  •
  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent No. 5,735,844. Palomar seeks compensatory and treble damages, as well as attorneys' fees and injunctive relief. In November, 2006, the Company answered the complaint by denying Palomar's allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that United States patent No. 5,595,568 ("the "568 Patent") is either invalid, or products manufactured by the Company do not infringe the "568 Patent, or both. In November, 2006, Palomar filed an answer denying the Company's counterclaim. In February, 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the "568 patent, and to allege that additional Candela products infringe the "568 Patent. Palomar's motion to amend its Complaint was granted in August of 2007. In February of 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company's motion to amend its complaint was granted in March of 2007. Palomar filed a general denial response to Candela's Amended Answer and Counterclaim in March of 2007. In August of 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definition of the disputed claim term of a patent. The parties are presently in the midst of pre-trial fact discovery which shall end on December 31, 2007.

  •
  On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222. The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys' fees and an injunction against Palomar to prevent

    Palomar's continuing infringement. The Company served its complaint on Palomar in August, 2006. In October, 2006, the Company amended the Company's suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October, 2006, Palomar answered the Company's amended complaint by denying the Company's allegations and asserting an affirmative defense of inequitable conduct with respect to the "395 patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the "395 and "222 patents or that such patents are invalid. In November, 2006, the Company answered the counterclaim by denying Palomar's allegations. The parties are in the midst of pre-trial fact discovery.

  •
  In December, 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division, asserting that Palomar infringes one or more claims of United States patents Nos: 5,810,801, 6,659,999 and 6,120,497. The Company seeks compensatory and treble damages for past infringement, as well as attorneys' fees and an injunction against Palomar from future infringement. In January, 2007, Palomar answered the complaint by denying the Company's allegations and filing a declaratory judgment motion seeking a court ruling that it does not infringe such patents and/or that such patents are invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts. In February, 2007, the Company added Massachusetts General Hospital as a party to its action. The Court denied Palomar's motion to transfer the case to Massachusetts. The parties are in the midst of pre-trial fact discovery.

  While the Company intends to vigorously contest Palomar's allegations, and to pursue its own claims against Palomar, each lawsuit is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome in Palomar's suit against the Company would materially hurt the Company's business, financial condition, results of operations and cash flows. In contrast, an adverse outcome in either of the two lawsuits which the Company has initiated against Palomar would not likely have a material adverse effect on the business or financial condition of the Company.

  From time to time, the Company is party to various legal proceedings incidental to its business. The Company believes that none of the legal proceedings, other than the lawsuit initiated by Palomar, that are presently pending, if adversely decided against us, will have a material adverse effect upon the Company's financial position, results of operations, or liquidity.

18.   Other Income

  During the three-month period ended September 29, 2007, the Company recognized a $0.6 million gain on the receipt of additional cash consideration related to the acquisition of Solx, Inc., a privately held company, by OccuLogix, Inc., a publicly traded company (NasdaqGM: OCCX). Candela Corporation originally held 19.99% of the outstanding common stock of Solx, Inc., on an as-converted basis, prior to the merger transaction.

  During the three-month period ended September 30, 2006, the Company recognized a $3.5 million gain on the above-referenced exchange of common stock of Solx Inc. for cash and common stock of OccuLogix, Inc. As a result of this transaction, Candela received approximately $1.0 million in cash at the time of closing, future cash consideration of approximately $2.5 million, and approximately 1.3 million shares of common stock in OccuLogix, Inc.

CANDELA CORPORATION

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We research, develop, manufacture, market, sell, distribute and service lasers and light-based products used to perform aesthetic and cosmetic procedures. We sell our lasers to physicians and personal care practitioners. We market our products directly and through a network of distributors to end-users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently, we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists and general and vascular surgeons. We derive our revenue from the sales of lasers, light-based devices, and other products, as well as product-related services.

Critical Accounting Policies

        This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to revenue recognition, allowance for doubtful accounts, inventory reserves, warranty reserves, contingencies, valuation of long-lived assets, stock-based compensation, restructurings and income taxes. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions. A discussion of our critical accounting policies and the related estimates and judgments affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for fiscal year 2007.

        On July 1, 2007, we adopted Financial Accounting Standards Board, ("FASB") Interpretation No. 48, ("FIN 48"), Accounting for Uncertainty in Income Taxes, as discussed more fully below. Other than this change, there have been no significant changes in our significant accounting policies during the three months ended September 29, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

        We adopted the provisions of FIN 48 effective July 1, 2007. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Recent Accounting Pronouncements

        In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact of SFAS No. 159 on our consolidated financial statements.

        In March 2006, the FASB issued Emerging Issues Task Force ("EITF") Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement ("EITF 06-03"). Pursuant to this issue we elected to present taxes collected from customers and remitted to governmental authorities net in our financial statements. This treatment is consistent with our historical presentation. EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. The adoption of EITF 06-03 did not have any measurable impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for our fiscal year 2009. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements; the impact is not expected to be material.

Results of Operations

Revenue

        Revenue source by geographic region is reflected in the following table:

	For the three months ended:
(in thousands)	September 29, 2007		September 30, 2006		Increase (Decrease)
U.S.	$16,730	47%	$15,845	47%	$885	6%
All other countries	18,743	53%	17,629	53%	1,114	6%

Total worldwide revenue	$35,473	100%	$33,474	100%	$1,999	6%

        Consolidated revenue was $35.5 million for the three-month period ended September 29, 2007 compared to $33.5 million for the three-month period ended September 30, 2006. The increase of $2.0 million was due primarily to the increase in demand for our products and related service in the US and Europe, coupled with the sales of the new products recently introduced.

        U.S. revenue increased to $16.7 million for the three-month period ended September 29, 2007 from $15.8 million for the three-month period ended September 30, 2006. This increase was spread throughout all regions of the country and was generated primarily by the new products that have been recently introduced.

        Foreign revenue accounted for approximately 53% of the consolidated revenue for the three-month period ended September 29, 2007. The increase of 6% to $18.7 million for the three-month period ended September 29, 2007, as compared to the three-month period ended September 30, 2006, was comprised of a $3.0 million increase in Europe combined with a $0.6 million increase in Asia, offset by a $2.7 million decrease in Latin America. The increase in Europe was due to the continued strong growth in the region across all product lines. The decrease in Latin America was primarily attributable to delays in customer orders related to the pending World Congress trade show that was held in Buenos Aires. We believe that many customers delayed their buying decisions until this significant regional trade show was held subsequent to the close of our first fiscal quarter.

        Revenue source by type is reflected in the following table:

	For the three months ended:
(in thousands)	September 29, 2007		September 30, 2006		Increase (Decrease)
Lasers and other products	$26,824	76%	$25,889	77%	$935	4%
Product-related services	8,649	24%	7,585	23%	1,065	14%

Total revenue	$35,473	100%	$33,474	100%	$2,000	6%

        The increase in revenue from lasers and other products for the three-month period ended September 29, 2007, compared to the three-month period ended September 30, 2006, resulted primarily from the introduction of the new products offset by decreases in the legacy products.

        Product-related services increased approximately $1.1 million or 14% in the three-month period ended September 29, 2007 as compared to the same period ended September 30, 2006. The increase is primarily related to the increase in the number of service-related contracts sold in addition to an increase in the number of consumables and accessories sold to support our installed base.

        Gross Profit.    Gross profit was approximately $17.3 million or 49% for the three-month period ended September 29, 2007 compared to $17.4 million or 52% for the three-month period ended September 30, 2006. The changes in gross profit for the three-month period ended September 29, 2007 as compared to the same period in the previous fiscal year is principally related to overall sales volume and product mix.

        Selling, General and Administrative Expense.    Selling, general and administrative expenses increased to approximately $15.0 million for the three-month period ended September 29, 2007 from approximately $11.1 million for the three-month period ended September 30, 2006. As a percentage of revenue, selling, general and administrative expenses increased to 42% from 33% of revenues from the comparative prior year period. The increase was primarily due to legal fees related to the Palomar litigation and to increased personnel-related expenses.

        Research and Development Expense.    Research and development spending decreased to $3.0 million for the three-month period ended September 29, 2007, from $3.6 million for the comparative period due primarily to the recently-completed new product introduction plan. These expenses are expected to increase in future periods, however, as the Company transitions to new projects.

        Other Income/Expense.    Other income decreased to $1.2 million for the three-months ended September 29, 2007, from $4.3 million for the three-months ended September 30, 2006. This decrease is primarily due to the recognition of a non-recurring gain on the exchange of an investment in common stock in the first quarter of fiscal 2007 combined with a decrease in interest income earned during the first quarter of fiscal 2008.

        During the three-month period ended September 30, 2006, the Company recognized a $3.5 million gain on the initial exchange of common stock of Solx Inc. for cash and common stock of OccuLogix, Inc. During the three-month period ended September 29, 2007, the Company recognized a gain of approximately $0.6 million on the actual receipt of additional contingent cash consideration from OccuLogix, Inc. related to its merger agreement with Solx, Inc.

        The above-referenced gains were the result of the acquisition of Solx Inc., a privately-held company, by OccuLogix, Inc., a publicly traded company. Candela held 19.99% of the outstanding common stock of Solx Inc. prior to the merger, on an as-converted basis, with an associated book value of $0.

        The decrease in interest income earned during the three-month period ended September 29, 2007, as compared to the same period in the prior fiscal year, is primarily related to a decrease in cash and cash equivalents. During the trailing twelve-month period ended September 29, 2007, the Company used its cash to repurchase approximately $3.6 million of its own stock and to acquire Inolase (Note 6) for approximately $16.8 million.

        Income Taxes.    The provision for income taxes results from a combination of activities of the Company and its domestic and foreign subsidiaries. We recorded effective tax rates of approximately 34% and 37% for each of the three-month periods ended September 29, 2007 and September 30, 2006, respectively. The Company also recorded a discrete tax expense item of approximately $0.1 million during the three-month period ended September 29, 2007 resulting from a change in the statutory tax rate in Germany. The affect of the change in the German statutory rate on current earnings is fully reflected in our effective tax rate indicated above.

Liquidity and Capital Resources

        Our cash and cash equivalents and our investment in short and long-term marketable securities at September 29, 2007 totaled approximately $45.2 million compared with approximately $51.2 million at June 30, 2007. We continue to have no long-term debt. We believe that the combination of existing cash and cash equivalents, and marketable securities on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, as it becomes required.

        Cash used by operating activities amounted to approximately $1.1 million for the three-month period ended September 29, 2007 as compared to approximately $5.4 million for the same period in the prior year. The decrease in cash used by operating activities is attributable to changes in operating asset and liability accounts in the normal course of business and is not attributable to any single or identifiable event.

Off-Balance Sheet Arrangements

        Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and the license agreement with the Regents. The table below in the next section titled "Contractual Obligations" shows the amounts of our operating lease commitments and purchase commitments payable by year.

Contractual Obligations

        Outstanding contractual obligations of the Company are reflected in the following table:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Royalty commitments	$4,250	$1,000	$2,000	$500	$750
Operating leases	3,007	1,604	1,257	146	—

Total contractual obligations	$7,257	$2,604	$3,257	$646	$750

Cautionary Statements

        Certain statements contained herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, our representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Such forward-looking statements include but are not limited to: that we have the necessary infrastructure in place to capitalize on expansion; the affordability of our products will allow for expansion; that we can lower production costs; or that the market will expand beyond baby boomers. We assume no obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The risks and uncertainties that may affect forward-looking statements and/or our business include, among others, those discussed in "Cautionary Statements" in our Annual Report filed on Form 10-K for the fiscal year ended June 30, 2007, as well as other risks and uncertainties referenced in this Quarterly Report on Form 10-Q, and the following:

  •
  On August 9, 2006, one of our competitors, Palomar Medical Technologies, Inc. ("Palomar"), alleged that the manufacture, use and sale of our products for laser hair removal willfully infringe certain United States patents. Public announcements concerning this litigation that are unfavorable to us may result in significant declines in our stock price. An adverse ruling or judgment in this matter is likely to cause our stock price to decline significantly. Litigation with Palomar is expensive and is likely to be protracted, and our intellectual property position may be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in the pending lawsuit, litigation may consume substantial amounts of our financial resources and divert management's attention away from our core business. Please see Part II, Item 1 (Legal Proceedings) for a further discussion of the Palomar litigation.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

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

        We had two forward exchange contracts outstanding serving as hedges of our Euro-denominated intercompany receivables at September 29, 2007. These contracts serve as hedges of a substantial portion of our foreign currency denominated intercompany balances. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Principal Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 29, 2007, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended.

Changes in Internal Controls over Financial Reporting

        There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CANDELA CORPORATION

Part II. Other Information

Item 1—Legal Proceedings

        The Company is currently involved in three litigation matters with Palomar Medical Technologies, Inc. ("Palomar").

  •
  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent No. 5,735,844. Palomar seeks compensatory and treble damages, as well as attorneys' fees and injunctive relief. In November, 2006, the Company answered the complaint by denying Palomar's allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that United States patent No. 5,595,568 ("the '568 Patent") is either invalid, or products manufactured by the Company do not infringe the '568 Patent, or both. In November, 2006, Palomar filed an answer denying the Company's counterclaim. In February, 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the '568 patent, and to allege that additional Candela products infringe the '568 Patent. Palomar's motion to amend its Complaint was granted in August of 2007. In February of 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company's motion to amend its complaint was granted in March of 2007. Palomar filed a general denial response to Candela's Amended Answer and Counterclaim in March of 2007. In August of 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definition of the disputed claim term of a patent. The parties are presently in the midst of pre-trial fact discovery which shall end on December 31, 2007.

  •
  On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222. The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys' fees and an injunction against Palomar to prevent Palomar's continuing infringement. The Company served its complaint on Palomar in August, 2006. In October, 2006, the Company amended the Company's suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October, 2006, Palomar answered the Company's amended complaint by denying the Company's allegations and asserting an affirmative defense of inequitable conduct with respect to the '395 patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the '395 and '222 patents or that such patents are invalid. In November, 2006, the Company answered the counterclaim by denying Palomar's allegations. The parties are in the midst of pre-trial fact discovery.

  •
  In December, 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division, asserting that Palomar infringes one or more claims of United States patents Nos: 5,810,801, 6,659,999 and 6,120,497. The Company seeks compensatory and treble damages for past infringement, as well as attorneys' fees and an injunction against Palomar from future infringement. In January, 2007, Palomar answered the complaint by denying the Company's allegations and filing a declaratory judgment motion seeking a court ruling that it does not infringe such patents and/or that such patents are invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts. In February, 2007, the Company added Massachusetts General

    Hospital as a party to its action. The Court denied Palomar's motion to transfer the case to Massachusetts. The parties are in the midst of pre-trial fact discovery.

        While the Company intends to vigorously contest Palomar's allegations, and to pursue its own claims against Palomar, each lawsuit is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome in Palomar's suit against the Company would materially hurt the Company's business, financial condition, results of operations and cash flows. In contrast, an adverse outcome in either of the two lawsuits which the Company has initiated against Palomar would not likely have a material adverse effect on the business or financial condition of the Company.

        From time to time, the Company is party to various legal proceedings incidental to its business. The Company believes that none of the legal proceedings, other than the lawsuit initiated by Palomar, that are presently pending, if adversely decided against us, will have a material adverse effect upon the Company's financial position, results of operations, or liquidity.

Item 6—Exhibits

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

CANDELA CORPORATION
Date: November 7, 2007	/s/ ROBERT E. QUINN Robert E. Quinn (Treasurer, Corporate Controller and Principal Financial Officer)

Candela Corporation

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

CANDELA CORPORATION Index
Part I. Financial Information
  Item 1—Financial Statements
CANDELA CORPORATION Consolidated Balance Sheets (in thousands, except per-share data) (unaudited)
CANDELA CORPORATION Consolidated Statements of Income and Comprehensive Income (in thousands, except per-share data)
CANDELA CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
CANDELA CORPORATION Notes to Consolidated Financial Statements (unaudited) (amounts are in thousands except per share data)
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures about Market Risk
  Item 4—Controls and Procedures
Part II. Other Information
  Item 1—Legal Proceedings
  Item 6—Exhibits
SIGNATURES
INDEX TO EXHIBITS