Form 10-Q
period 2007-12-29
CANDELA CORP /DE/
filed 2008-02-07
CIK 793279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2007.

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

Large Accelerated Filer  ☐           Accelerated Filer  ☒           Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act) Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2008
Common Stock, $.01 par value per share	23,160,093

CANDELA CORPORATION

Index

			Page
Part I.	Financial Information:

	Item 1.	Unaudited Financial Statements

		Consolidated Balance Sheets as of December 29, 2007 and June 30, 2007	3

		Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three-month periods ended December 29, 2007 and December 30, 2006, and for the six-month periods ended December 29, 2007 and December 30, 2006	4

		Condensed Consolidated Statements of Cash Flows for the six-month periods ended December 29, 2007 and December 30, 2006	5

		Notes to Consolidated Financial Statements (Unaudited)	6 - 15

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 16

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	22

	Item 4.	Controls and Procedures	22

Part II.	Other Information:

	Item 1.	Legal proceedings	23

	Item 4.	Submission of Matters to a Vote of Security Holders	24

	Item 5.	Other Information	24

	Item 6.	Exhibits	25

	Signatures		26

	Index to Exhibits		27

Part I.  Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION

Consolidated Balance Sheets

(in thousands, except per-share data)

(unaudited)

	December 29,	June 30,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$19,787	$27,152
Restricted cash	29	48
Marketable securities	19,952	11,773
Accounts receivable, net of allowance for doubtful accounts of $2,618 and $1,412 at December 29 and June 30, respectively	37,683	38,455
Notes receivable	531	1,025
Inventories, net	26,672	21,368
Other current assets	11,407	7,136

Total current assets	116,061	106,957
Property and equipment, net	4,474	3,479
Deferred tax assets	6,314	6,146
Goodwill	10,997	10,997
Acquired Intangible assets, net	7,452	8,151
Marketable securities, long-term	6,393	12,260
Other assets	2,178	2,240
Total assets	$153,869	$150,230

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,548	$6,922
Accrued payroll and related expenses	4,417	5,344
Accrued warranty costs, current	4,920	5,486
Sales tax payable	1,567	1,161
Royalties payable	667	459
Other accrued liabilities	6,446	9,554
Deferred revenue, current	10,829	10,000
Current liabilities of discontinued operations	1,228	1,257

Total current liabilities	46,622	40,183
Deferred tax liability, long-term	2,332	2,659
Accrued warranty costs, long-term	1,165	2,127
Deferred revenue, long-term	4,396	3,751
Total liabilities	54,515	48,720

Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 26,102,000 and 26,082,000 issued at December 29 and June 30, respectively	261	261
Treasury stock, 3,450,000 and 3,125,000 common shares at December 29 and June 30, respectively, at cost	(24,855)	(22,458)
Additional paid-in capital	71,600	69,466
Accumulated earnings	50,297	54,536
Accumulated other comprehensive income (loss)	2,051	(295)
Total stockholders’ equity	99,354	101,510
Total liabilities and stockholders’ equity	$153,869	$150,230

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands, except per-share data)

	For the three-months ended:		For the six-months ended:
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenue
Lasers and other products	$25,231	$29,108	$52,055	$54,997
Product-related service	10,850	8,298	19,499	15,883
Total revenue	36,081	37,406	71,554	70,880
Cost of sales
Lasers and other products	12,076	13,982	24,388	24,596
Product-related service	7,289	5,647	13,174	11,081
Total cost of sales	19,365	19,629	37,562	35,677
Gross profit	16,716	17,777	33,992	35,203
Operating expenses:
Selling, general and administrative	18,074	12,568	33,102	23,648
Research and development	3,652	4,586	6,648	8,186
Total operating expenses	21,726	17,154	39,750	31,834
(Loss) income from operations	(5,010)	623	(5,758)	3,369
Other income (expense):
Interest income	500	752	963	1,515
Other (expense) income, net	(2,496)	135	(1,755)	3,641
Total other (expense) income	(1,996)	887	(792)	5,156
(Loss) income before income taxes	(7,006)	1,510	(6,550)	8,525
(Benefit from) provision for income taxes	(2,456)	487	(2,187)	3,083
Net (loss) income	$(4,550)	$1,023	$(4,363)	$5,442

Net (loss) income per share of common stock

Basic	$(0.20)	$0.04	$(0.19)	$0.23
Diluted	$(0.20)	$0.04	$(0.19)	$0.23

Weighted average shares outstanding:
Basic	22,652	22,910	22,778	23,220
Diluted	22,652	23,403	22,778	23,725

Net (loss) income	$(4,550)	$1,023	$(4,363)	$5,442
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	797	318	1,569	115
Unrealized gain (loss) on available-for-sales securities, net of tax	1,039	(408)	777	(332)

Comprehensive (loss) income	$(2,714)	$933	$(2,017)	$5,225

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six-months ended:
	December 29,	December 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(4,363)	$5,442
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Gain on other-than-temporary impairment of investment (Note 18)	2,546	—
Loss (gain) on exchange of stock	—	(3,540)
Share-based compensation expense	2,056	2,035
Depreciation and amortization	1,440	590
Provision for bad debts	1,486	600
Other non-cash items	(41)	48
Changes in operating assets and liabilities
Accounts receivable	(435)	1,598
Notes receivable	493	824
Inventories	(5,305)	(1,247)
Other current assets	(2,078)	(1,125)
Other assets	62	591
Accounts payable	9,626	(4,688)
Accrued payroll and related expenses	(927)	(2,463)
Deferred revenue	1,474	(257)
Accrued warranty costs	(1,528)	(144)
Income taxes payable	(1,150)	(1,852)
Other accrued liabilities	(2,523)	825
Restricted cash	19	1

Net cash provided by (used by) operating activities	852	(2,762)

Cash flows from investing activities:
Purchases of property and equipment	(1,648)	(453)
Maturities of held-to-maturity marketable securities	8,168	20,933
Cash proceeds from exchange of stock (Note 18)	—	994
Purchases of held-to-maturity marketable securities	(13,920)	(9,377)
Acquisition of intangible assets	(75)	(1,380)

Net cash (used by) provided by investing activities	(7,475)	10,717

Cash flows from financing activities:
Proceeds from the issuance of common stock	97	312
Purchase of treasury stock	(2,400)	(8,271)

Net cash used by financing activities	(2,303)	(7,959)

Effect of exchange rates on cash and cash equivalents	1,561	274

Net (decrease) increase in cash and cash equivalents	(7,365)	270

Cash and cash equivalents at beginning of period	27,152	40,194

Cash and cash equivalents at end of period	$19,787	$40,464

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

The results for the three and six-month periods ended December 29, 2007 are not necessarily indicative of results to be expected for the remainder of the fiscal year. The information contained in the interim financial statements should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Candela Corporation 2007 Form 10-K filed with the Securities and Exchange Commission (“SEC”). Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact on operating income.

Basis of Consolidation

The financial statements include the accounts of Candela Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

Significant Accounting Policies

On July 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, as discussed more fully below. Other than this change, there have been no significant changes in our significant accounting policies during the six months ended December 29, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

2.      Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact of SFAS No. 159 on our consolidated financial statements.

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

Current liabilities of discontinued operations consist of the following:

	December 29,	June 30,
(in thousands)	2007	2007
Facility closure and other costs	$389	$418
Deferred revenue, gift certificates	839	839

	$1,228	$1,257

4.      Stock-based Compensation

Effective July 3, 2005, the Company implemented the fair value recognition provisions of SFAS No. 123 revised (“SFAS No. 123R”) and Staff Accounting Bulletin 107 (“SAB 107”) for all share-based compensation that was not vested as of July 2, 2005.  The Company adopted SFAS No. 123R using a modified prospective application, as permitted under SFAS No. 123R. Accordingly, prior period amounts were not restated.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Compensation cost is being recognized over the period that an employee provides service in exchange for the award.

The application of SFAS No. 123R and SAB 107 during the three-month periods ended December 29, 2007 and December 30, 2006 resulted in the recognition of share-based compensation expense of approximately $1.2 million for each period, respectively. For the six-month period ended December 29, 2007 and December 30, 2006, recognition of shared-based compensation expense was approximately $2.1 million and $2.0 million, respectively.  These expenses were divided between cost of sales and operating expense cost centers based upon the functional responsibilities of the individuals holding the respective options.

As of December 29, 2007, there was approximately $4.7 million of total unrecognized compensation cost related to non-vested stock options/Stock Appreciation Rights (“SARs”) granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 1.4 years. As of December 30, 2006, there was approximately $3.6 million of total unrecognized compensation cost related to non-vested stock options granted under the Company’s incentive plans.

The amount of cash received from the exercise of stock options for the six-month periods ended December 29, 2007 and December 30, 2006 was approximately $0.1 million and $0.3 million, respectively.

Stock Plans

1990 Candela Corporation Employee Stock Purchase Plan

The 1990 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the sale of up to 1.5 million shares of common stock to eligible employees.  The shares are issued at 85% of the market price on the last day of semi-annual periods.  Substantially all full-time employees are eligible to participate in the Purchase Plan. At December 29, 2007 there were approximately 661,000 shares available for sale. Compensation expense for the purchase plan is recognized over the vesting period.

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

SARs provide the holder the right to receive an amount, payable in stock, cash or in any combination of these, as specified by a Committee established by the Board of Directors, equal to the excess of the market value of our common shares on the date of exercise over the grant price at the time of the grant.  The grant price of a SAR may not be less than the fair market value per share of common stock on the date of grant, provided that the grant price of SARs granted in tandem with stock options shall equal the exercise price of the related stock option. None of the options/SARs outstanding at December 29, 2007 had cash-settlement features.

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

There were approximately 333,000 stock based SARs granted during the six-month period ended December 29, 2007. The SARs granted to employees become exercisable ratably over one to four years, while the SARs granted to directors become exercisable over two years.

There were approximately 3.1 million outstanding options/SARs at December 29, 2007 with a weighted-average exercise price of $10.96 per share, an aggregate intrinsic value of approximately $0.6 million, and a weighted-average remaining contractual term of 7.06 years.

Of the total 3.1 million outstanding options/SARs, there were approximately 1.5 million of exercisable options/SARs at December 29, 2007 with a weighted-average exercise price of $10.08 per share, an aggregate intrinsic value of approximately $0.6 million, and a weighted-average remaining contractual term of 5.85 years.

There were approximately 1.7 million options/SARs available for grant at December 29, 2007.

The total intrinsic value of options exercised during the six-month period ended December 29, 2007 was approximately $0.2 million.

5.                   Earnings or loss per Share

Basic earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period. If there are dilutive securities, diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

	For the three months ended:		For the six months ended:
	December 29,	December 30,	December 29,	December 30,
(in thousands, except per share data)	2007	2006	2007	2006
Shares used in the calculation of Basic (loss) earnings per share	22,652	22,910	22,778	23,220
Effect of dilutive securities:
Stock options/SAR's	—	493	—	505
Diluted shares used in the calculation of (loss) earnings per share	22,652	23,403	22,778	23,725
Per share effect of dilutive securities on net income	$—	$—	$—	$—

During the three and six-month periods ended December 29, 2007, potential common shares consisting of all shares issuable upon exercise of stock options/SARs have been excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

During the three and six-month periods ended December 30, 2006, options/SARs to purchase approximately 879,000 and 867,000 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

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

The purchase-price allocation is preliminary pending the final determination of the fair value of the assets and liabilities acquired. The preliminary purchase-price allocation was recorded in the third quarter of fiscal 2007 and resulted in approximately $11.0 million of goodwill and $7.4 million of other acquired intangible assets, primarily comprised of patents and patent applications, which are being amortized over an estimated weighted average of 6 years. Values assigned to these acquired intangible assets are not deductible for tax purposes.

Based upon the preliminary purchase price allocation, the total purchase price was allocated as follows:

(in thousands)
Goodwill	$10,997
Identifiable intangible assets	7,433
Inventory	214
Accounts receivable & other assets	195
Accounts payable and accrued expenses	(248)
Deferred tax liability	(1,581)
Other liabilities	(201)
Total preliminary purchase price allocation	$16,809

The excess of the purchase price of Inolase over the estimated fair values of its tangible and intangible assets and liabilities which excess was approximately $11.0 million was allocated to goodwill. We believe that such excess in purchase price for accounting purposes was properly allocated to goodwill because of the values implicit in certain factors, including: 1) the potential for the Company to facilitate up-sell and cross-sell opportunities for our products with those of Inolase; 2) the potential for the Company to exploit reduced pain applications across our existing and future products; and 3) the potential for the Company to leverage Inolase intellectual property into home use applications.

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

The Company classifies its marketable debt securities as held-to-maturity when the Company has the intent and ability to hold them to maturity. The Company has classified its equity investments as available-for-sale securities.  Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders’ equity. Held-to-maturity debt securities are reported at amortized cost which approximates fair value. Current marketable securities include debt investments with original maturities that are expected to mature in more than three months and less than or equal to twelve months and equity investments. Long-term marketable securities include debt securities that have remaining maturities of one to three years. Unrealized losses related to the held-to-maturity securities are not considered a permanent decline in the market value of such securities.

During the three-month period ended December 29, 2007, the Company recognized a $2.5 million loss on the other-than-temporary impairment in the value of its available-for-sale equity investment in OccuLogix, Inc. (Note 18).

Marketable securities consist of the following:

	December 29, 2007			June 30, 2007
(in thousands)	Net Carrying Amount	Fair Value	Unrealized Gain (Loss)	Net Carrying Amount	Fair Value	Unrealized loss

Short-term (Held-to-maturity):
Government-backed securities	$15,486	$15,515	$29	$6,999	$6,988	$(11)
Certificates of deposit	4,466	4,457	(9)	3,476	3,459	(17)

	19,952	19,972	20	10,475	10,447	(28)
Short-term (Available-for-sale):
Equity investments	—	—	—	1,298	1,298	—

Total marketable securities, short-term	$19,952	$19,972	$20	$11,773	$11,745	$(28)

Long-term (Held-to-maturity):
Government-backed securities	$5,000	$5,028	$28	$9,993	$9,974	$(19)
Certificates of deposit	1,393	1,388	(5)	2,267	2,247	(20)

Total marketable securities, long-term	$6,393	$6,416	$23	$12,260	$12,221	$(39)

8.                   Inventories

Inventories consist of the following:

	December 29,	June 30,
(in thousands)	2007	2007
Raw materials	$10,014	$8,377
Work in process	1,315	2,657
Finished goods	15,343	10,334

	$26,672	$21,368

9.      Property and Equipment

Property and equipment consists of the following:

	December 29,	June 30,
(in thousands)	2007	2007
Leasehold improvements	$1,013	$1,014
Office furniture	675	662
Computers, software, and other equipment	11,663	10,044

	$13,351	$11,720
Less: accumulated depreciation	(8,877)	(8,241)

Property and equipment, net	$4,474	$3,479

Depreciation expense was approximately $0.3 million and $0.6 million for the three and six-month periods ended December 29, 2007, respectively. Depreciation expense was approximately $0.2 million and $0.5 million for the three and six-month periods ended December 30, 2006, respectively.

10.    Goodwill and Acquired Intangible Assets

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair values of net identifiable assets on the date of our purchase.

Goodwill and acquired intangible assets consist of the following:

(in thousands)	December 29, 2007	June 30, 2007
Goodwill	$10,997	$10,997

Intagible assets with finite lives:
Patents	$2,879	$2,804
Developed technology	6,009	6,009

	8,888	8,813
Less: accumulated amortization	(1,436)	(662)

	$7,452	$8,151

Amortization expense was approximately $0.4 million and $0.8 million for the three and six-month periods ended December 29, 2007, respectively. Amortization expense was approximately $0.1 million for the three and six-month periods ended December 30, 2006, respectively.

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

The Company had no foreign currency forward contracts outstanding at December 29, 2007.

12.    Warranty Reserve

The Company’s products generally carry a standard warranty. The Company maintains a reserve based on anticipated warranty claims at the time product revenue is recognized.  Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the three and six-month periods ended December 29, 2007 and December 30, 2006, respectively:

	For the three months ended:		For the six months ended:
	December 29,	December 30,	December 29,	December 30,
(in thousands)	2007	2006	2007	2006
Beginning balance	$6,755	$9,492	$7,613	$9,629
Incremental accruals on current sales	1,365	1,891	2,537	3,582
Amortization of prior-period accruals	(2,035)	(1,893)	(4,065)	(3,721)

Ending balance	$6,085	$9,490	$6,085	$9,490

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

The following table reflects changes in the Company’s deferred revenue account during the three and six-month periods ended December 29, 2007 and December 30, 2006, respectively:

	For the three months ended:		For the six months ended:
	December 29,	December 30,	December 29,	December 30,
(in thousands)	2007	2006	2007	2006
Beginning balance	$14,731	$10,104	$13,751	$10,329
Deferral of new sales	4,246	3,347	9,435	5,080
Recognition of previously deferred revenue	(3,752)	(3,372)	(7,961)	(5,330)

Ending balance	$15,225	$10,079	$15,225	$10,079

14.    Common Stock Buyback

325,000 shares of common stock were purchased for approximately $2.4 million during the six-month period ended December 29, 2007.

15.    Commitments and Contingencies

The Company has an agreement with the Regents of the University of California (“Regents”) for exclusive license rights to the Dynamic Cooling Device (“DCD”), subject to certain limited license rights of Cool Touch, Inc. (“Cool Touch”), in the following fields of use:  procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal.  Cool Touch, a subsidiary of New Star Technology, Inc., obtained a license to the DCD on a co-exclusive basis with the Company, in certain narrower fields of use.

The Company’s agreement with the Regents called for an annual license fee of $0.3 million and a minimum annual royalty obligation of $1 million or 3%, whichever is greater. The multi-year annual fee of $0.3 million was paid to the Regents in a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of December 29, 2007 was less than eight years. The royalty and the amortization of the annual license fee payment are reflected in the Company’s consolidated statement of income. The unamortized portion of the license fee payment is reflected in other current assets and in other assets at December 29, 2007 and June 30, 2007, respectively.

16.    Income Taxes

The Company adopted the provisions of FIN 48 effective July 1, 2007. FIN 48 addresses the accounting for and disclosure of uncertainty in income tax positions by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The cumulative effect of adopting FIN 48 was a decrease in tax reserves of approximately $0.1 million, resulting in an offsetting increase to the July 1, 2007 Retained Earnings balance.

Upon adoption, the gross liability for unrecognized tax benefits at July 1, 2007 was approximately $1.9 million, exclusive of interest and penalties and, if recognized, would favorably affect the Company’s effective tax rate.  In addition, consistent with the provisions of FIN 48, certain reclassifications were made to the balance sheet, including the reclassification of $0.4 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

The Company’s policy to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes did not change upon the adoption of FIN 48. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the overall income tax provision.

The Company files income tax returns in the United States (“U.S.”) on a federal basis and in many U.S. state and foreign jurisdictions. The three most significant tax jurisdictions are the U.S., Spain, and Japan. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The 2004 through 2007 fiscal tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2004 through 2007 and the 2003 through 2007 fiscal tax years remain subject to examination by the appropriate governmental agencies for Spanish and Japanese tax purposes, respectively.

17.    Legal Proceedings

The Company is currently involved in three litigation matters with Palomar Medical Technologies, Inc. (“Palomar”).

•                  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent No. 5,735,844. Palomar seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief.  In November, 2006, the Company answered the complaint by denying Palomar’s allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that United States patent No. 5,595,568 (“the ‘568 Patent”) is either invalid, or products manufactured by the Company do not infringe the ‘568 Patent, or both. In November, 2006, Palomar filed an answer denying the Company’s counterclaim. In February, 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the ‘568 patent, and to allege that additional Candela products infringe the ‘568 Patent. Palomar’s motion to amend its Complaint was granted in August of 2007. In February of 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company’s motion to amend its complaint was granted in March of 2007. Palomar filed a general denial response to Candela’s Amended Answer and Counterclaim in March of 2007. In August of 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definition of the disputed claim terms of a patent.  The parties received the Markman ruling on November 8, 2007.  The parties continue with pre-trial fact discovery which was scheduled to end on December 31, 2007, but which has been extended until February 15, 2008.

•                  On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222. The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys’ fees and an injunction against Palomar to prevent Palomar’s continuing infringement. The Company served its complaint on Palomar in August, 2006.  In October, 2006, the Company amended the Company’s suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October, 2006, Palomar answered the Company’s amended complaint by denying the Company’s allegations and asserting an affirmative defense of inequitable conduct with respect to the ‘395 patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the ‘395 and ‘222 patents or that such patents are invalid.  In November, 2006, the Company answered the counterclaim by denying Palomar’s allegations. The parties have concluded pre-trial fact discovery.

•                  In December, 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division, asserting that Palomar infringes one or more claims of United States patents Nos: 5,810,801, 6,659,999 and 6,120,497. The

Company seeks compensatory and treble damages for past infringement, as well as attorneys’ fees and an injunction against Palomar from future infringement.  In January, 2007, Palomar answered the complaint by denying the Company’s allegations and filing a declaratory judgment motion seeking a court ruling that it does not infringe such patents and/or that such patents are invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts. In February, 2007, the Company added Massachusetts General Hospital as a party to its action. The Court denied Palomar’s motion to transfer the case to Massachusetts.  In November of 2007, the parties had a Markman hearing before the U.S. District Court’s Magistrate Judge presiding over the above-described legal proceeding.  The parties have yet to receive the Court’s written opinion.  The parties are in the midst of pre-trial fact discovery, which ends on April 8, 2008.

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

18.    Other Income

In August 2007 the Company recognized a $0.6 million gain on the receipt of additional cash consideration related to the acquisition of Solx, Inc., a privately held company, by OccuLogix, Inc., a publicly traded company (NasdaqGM: OCCX). Candela Corporation originally held 19.99% of the outstanding common stock of Solx, Inc., on an as-converted basis, prior to Solx’s acquisition by OccuLogix.

During the six-month period ended December 30, 2006, the Company recognized a $3.5 million gain on the above-referenced exchange of common stock of Solx Inc. for cash and common stock of OccuLogix, Inc. As a result of this transaction, Candela received approximately $1.0 million in cash at the time of closing, future cash consideration of approximately $2.5 million, and approximately 1.3 million shares of common stock in OccuLogix, Inc.

The Company classified the common shares of OccuLogix as available-for-sale securities recorded at fair value based upon quoted market prices. The temporary differences between cost and fair value were presented in the consolidated financial statements in accumulated other comprehensive income within stockholders’ equity, net of any related tax effect. At December 29, 2007, in the opinion of management, the value of the investment in the common shares of OccuLogix sustained an other-than-temporary impairment in value and the Company recognized an associated $2.5 million loss of which approximately $2.4 million was reclassified from accumulated other comprehensive income.

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

On July 1, 2007, we adopted Financial Accounting Standards Board, (“FASB”) Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, as discussed more fully below. Other than this change, there have been no significant changes in our significant accounting policies during the three months ended December 29, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact of SFAS No. 159 on our consolidated financial statements.

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

Results of Operations

Revenue

Revenue source by geographic region is reflected in the following table:

	For the three months ended:
(in thousands)	December 29, 2007		December 30, 2006		Increase (Decrease)
U.S.	$13,976	39%	$16,851	45%	$(2,875)	-17%
All other countries	22,105	61%	20,555	55%	1,550	8%

Total worldwide revenue	$36,081	100%	$37,406	100%	$(1,325)	-4%

	For the six months ended:
	December 29,		December 30,
(in thousands)	2007		2006		Increase (Decrease)
U.S.	$30,706	43%	$32,696	46%	$(1,990)	-6%
All other countries	40,848	57%	38,184	54%	2,664	7%

Total worldwide revenue	$71,554	100%	$70,880	100%	$674	1%

Consolidated revenue was $36.1 million for the three-month period ended December 29, 2007, as compared to $37.4 million for the same period ended December 30, 2006. The overall decrease in quarterly revenue of $1.3 million was comprised of revenue declines in the U.S., Latin America, and Japan of approximately $5.8 million which declines were offset by an increase in revenues in Europe and Asia-Pacific of approximately $4.5 million in the most recent quarter. The decrease in U.S. and Japanese revenues was primarily related to a leveling-off in demand over all product lines. The decrease in Latin America was primarily due to the fact that we recognized an unexpectedly high level revenue given the demographics of the region in the previous comparable period. The increase in Europe was primarily the result of expanded and more efficient distribution channels.

Consolidated revenue was $71.6 million for the six-month period ended December 29, 2007, as compared to $70.9 million for the same period ended December 30, 2006. The overall increase of $0.7 million was comprised of revenue increases in Europe and Asia-Pacific of approximately $8.3 million, offset by revenue declines in the U.S., Latin America, and Japan of approximately $7.6 million. The decrease in Latin America was primarily due to the unexpectedly high revenue for the demographics of the region in the previous comparable period. The increase in Europe was primarily the result of expanded and more efficient distribution channels.

Foreign revenue accounted for approximately 61% of the consolidated revenues for the three-month period ended December 29, 2007. The increase to $22.1 million for the three-month period ended

December 29, 2007, as compared to the same period ended December 30, 2006, was comprised of a $4.3 million increase in Europe and Asia-Pacific, combined with a $2.8 million decrease in Japan and Latin America. The increase in Europe was due to the continued strong growth in the region across all product lines. The decrease in Latin America was primarily due to the unexpectedly high revenue given the demographics of the region recognized in the previous comparable period.

Foreign revenue accounted for approximately 57% of the consolidated revenues for the six-month period ended December 29, 2007. The increase to $40.8 million for the six-month period ended December 29, 2007, as compared to the same period ended December 30, 2006, was comprised of an $8.2 million increase in Europe and Asia-Pacific, offset by a $5.6 million decrease in Japan and Latin America. The increase in Europe was due to the continued strong growth in the region across all product lines. The decrease in Latin America was primarily due to the unexpectedly high revenue given the demographics of the region recognized in the previous comparable period.

Revenue source by type is reflected in the following table:

	For the three months ended:
	December 29,		December 30,
(in thousands)	2007		2006		Increase (Decrease)
Lasers and other products	$25,231	70%	$29,107	78%	$(3,876)	-13%
Product-related services	10,850	30%	8,299	22%	2,551	31%

Total revenue	$36,081	100%	$37,406	100%	$(1,325)	-4%

	For the six months ended:
	December 29,		December 30,
(in thousands)	2007		2006		Increase (Decrease)
Lasers and other products	$52,055	73%	$54,997	78%	$(2,942)	-5%
Product-related services	19,499	27%	15,883	22%	3,616	23%

Total revenue	$71,554	100%	$70,880	100%	$674	1%

The decrease in revenue from lasers and other products for the three and six-month periods ended December 29, 2007, compared to the same periods ended December 30, 2006, resulted primarily from a general reduction in sales in the U.S., Japanese, and Latin-American markets.

Product-related services increased approximately $2.5 million or 31% in the three-month period ended December 29, 2007 as compared to the same period ended December 30, 2006. The increase is primarily related to the increase in the number of service-related contracts sold in addition to an increase in the number of consumables and accessories sold to support our installed base.

Product-related services increased approximately $3.6 million or 23% in the six-month period ended December 29, 2007 as compared to the same period ended December 30, 2006. The increase is primarily related to the increase in the number of service-related contracts sold in addition to an increase in the number of consumables and accessories sold to support our installed base.

Gross Profit. Gross profit was approximately $16.7 million or 46.3% for the three-month period ended December 29, 2007 as compared to $17.8 million or 47.5% for the same period ended December 30, 2006. The decrease in gross profit for the three-month period ended December 29, 2007 as compared to the same period in the previous fiscal year is due to overall sales volume, changes in product mix, regional mix, and a greater proportion of revenues being derived from the sale of product-related services in the current period which carry a lower margin than sales of lasers.

Gross profit was approximately $34.0 million or 47.5% for the six-month period ended December 29, 2007 as compared to $35.2 million or 49.7% for the same period ended December 30, 2006. The decrease in gross profit for the six-month period ended December 29, 2007 as compared to the same period in the previous fiscal year is due to changes in product mix, regional mix, and a greater proportion of revenues being derived from the sale of product-related services in the current period which carry a lower margin than sales of lasers.

Selling, General and Administrative Expense. Selling, general and administrative (SG&A) expenses increased to approximately $18.1 million for the three-month period ended December 29, 2007 from approximately $12.6 million for the three-month period ended December 30, 2006. As a percentage of revenue, SG&A expenses increased to 50.1% from 33.6% of revenues in the comparative prior year period. The increase was due to legal fees related to the Palomar litigation, SG&A expenses related to recent expansion offices opened in the U.K. and Australia, the recently acquired Israeli subsidiary, and to increased personnel-related expenses.

For the six-month period ended December 29, 2007, SG&A expenses increased to approximately $33.1 million from approximately $23.6 million for the same period ended December 30, 2006. As a percentage of revenue, SG&A expenses increased to 46.3% from 33.4% of revenues in the comparative prior year period. Again, the increase was due to legal fees related to the Palomar litigation, SG&A expenses related to recent expansion offices opened in the U.K. and Australia, the recently acquired Israeli subsidiary, and to increased personnel-related expenses.

Research and Development Expense. Research and development spending decreased to approximately $3.7 million for the three-month period ended December 29, 2007, from approximately $4.6 million for the comparative prior-year period. Research and development spending decreased to approximately $6.6 million for the six-month period ended December 29, 2007, from approximately $8.2 million for the comparative prior-year period. The decreases are due primarily to the recently-completed new product introduction plan. These expenses are expected to increase in future periods, however, as the Company transitions to new projects.

Other Income/Expense. Other expense was approximately $1.9 million for the three-months ended December 29, 2007, as compared to other income of approximately $0.9 million for the same period ended December 30, 2006. The decrease of approximately $2.8 million from the prior-year comparable period is due to the recognition of a $2.5 million loss on the other-than-temporary impairment of our holdings of common shares of OccuLogix, Inc. (Note 18), combined with a $0.3 million decrease in interest income earned during the second quarter of fiscal 2008.

Other expense was approximately $0.8 million for the six-months ended December 29, 2007, as compared to other income of approximately $5.2 million for the same period ended December 30, 2006. The decrease is due to the Company having recognized a $3.5 million gain on the initial exchange of common stock of Solx, Inc. for cash and common stock of OccuLogix, Inc. during the six-month period ended December 30, 2006 as compared to the recognition of the above-referenced loss on the same investment during the six-month period ended December 29, 2007.

The decrease in interest income earned during the six-month period ended December 29, 2007, as compared to the same period in the prior fiscal year, is primarily related to a decrease in cash and cash equivalents. During the trailing twelve-month period ended December 29, 2007, the Company used its cash to repurchase approximately $3.6 million of its own stock and to acquire Inolase (Note 6) for approximately $16.8 million.

Income Taxes. The provision for income taxes results from a combination of activities of the Company and its domestic and foreign subsidiaries. We recorded effective tax rates of approximately 30% and 37% for each of the six -month periods ended December 29, 2007 and December 30, 2006, respectively. The Company also recorded discrete tax items of approximately $0.3 million during the six-month period ended December 29, 2007. The discrete items include an expense of $0.1 million resulting from a change in the statutory tax rate in Germany and a benefit of $0.4 million resulting from the completion of an IRS audit of the 2005 and 2004 income tax returns. The affect of the change in the German statutory rate on current earnings is fully reflected in our effective tax rate indicated above.

Liquidity and Capital Resources

Our cash and cash equivalents and our investment in short and long-term marketable securities at December 29, 2007 totaled approximately $46.1 million compared with approximately $51.2 million at June 30, 2007. A principal component of the decrease was the use of cash for our stock repurchase program. We continue to have no long-term debt. We believe that the combination of existing cash and cash equivalents, and marketable securities on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, as it becomes required.

Cash provided by operating activities amounted to approximately $0.9 million for the six-month period ended December 29, 2007 as compared to cash used by operating activities of approximately $2.8 million for the same period in the prior year. The increase in cash provided by operating activities is attributable to changes in operating asset and liability accounts in the normal course of business and is not attributable to any single or identifiable event.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and the license agreement with the Regents. The table below in the next section titled “Contractual Obligations” shows the amounts of our operating lease commitments and purchase commitments payable by year.

Contractual Obligations

Outstanding contractual obligations of the Company are reflected in the following table:

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Royalty commitments	$4,250	$1,000	$2,000	$500	$750
Operating leases	3,489	1,770	1,393	326	—
Total contractual obligations	$7,739	$2,770	$3,393	$826	$750

Cautionary Statements

Certain statements contained herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, our representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may identify such forward-looking statements. Such forward-looking statements include but are not limited to: that we have the necessary infrastructure in place to capitalize on expansion; the affordability of our products will allow for expansion; that we can lower production costs; or that the market will expand beyond baby boomers. We assume no obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The risks and uncertainties that may affect forward-looking statements and/or our business include, among others, those discussed in “Cautionary Statements” in our Annual Report filed on Form 10-K for the fiscal year ended June 30, 2007, as well as other risks and uncertainties referenced in this Quarterly Report on Form 10-Q, and the following:

•                        On August 9, 2006, one of our competitors, Palomar Medical Technologies, Inc. (“Palomar”), alleged that the manufacture, use and sale of our products for laser hair removal willfully infringe certain United States patents. Public announcements concerning this and related litigation between the two parties that are unfavorable to us may result in significant declines in our stock price. An adverse ruling or judgment in this matter is likely to cause our stock price to decline significantly. Litigation with Palomar is expensive and is likely to be protracted, and our intellectual property position as well as our cash position may be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in the pending lawsuit, litigation may consume substantial amounts of our financial resources and divert management’s attention away from our core business. Please see Part II, Item 1 (Legal Proceedings) for a further discussion of the Palomar litigation.

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

We have international subsidiaries that transact business in foreign currencies and therefore we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our results and financial condition. From time to time, we may enter into foreign currency exchange contracts to reduce our exposure to foreign currency exchange risk and variability in operating results due to fluctuation in exchange rates underlying the value of current transactions and anticipated transactions denominated in foreign currencies. These contracts obligate us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These contracts are denominated in the same currency in which the underlying transactions are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each period, resulting from changes in the fair value of these contracts, are recognized in other comprehensive income in the same period as exchange gains and losses on the underlying foreign denominated receivables. We do not engage in foreign currency speculation.

We had no foreign currency forward contracts outstanding at December 29, 2007.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 29, 2007, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Candela Corporation

Part II. Other Information

Item 1 - Legal Proceedings

The Company is currently involved in three litigation matters with Palomar Medical Technologies, Inc. (“Palomar”).

•                  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent No. 5,735,844. Palomar seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. In November, 2006, the Company answered the complaint by denying Palomar’s allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that United States patent No. 5,595,568 (“the ‘568 Patent”) is either invalid, or products manufactured by the Company do not infringe the ‘568 Patent, or both. In November, 2006, Palomar filed an answer denying the Company’s counterclaim. In February, 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the ‘568 patent, and to allege that additional Candela products infringe the ‘568 Patent. Palomar’s motion to amend its Complaint was granted in August of 2007. In February of 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company’s motion to amend its complaint was granted in March of 2007. Palomar filed a general denial response to Candela’s Amended Answer and Counterclaim in March of 2007. In August of 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definition of the disputed claim terms of a patent. The parties received the Markman ruling on November 8, 2007. The parties continue with pre-trial fact discovery which was scheduled to end on December 31, 2007, but which has been extended until February 15, 2008.

•                  On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222. The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys’ fees and an injunction against Palomar to prevent Palomar’s continuing infringement. The Company served its complaint on Palomar in August, 2006. In October, 2006, the Company amended the Company’s suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October, 2006, Palomar answered the Company’s amended complaint by denying the Company’s allegations and asserting an affirmative defense of inequitable conduct with respect to the ‘395 patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the ‘395 and ‘222 patents or that such patents are invalid. In November, 2006, the Company answered the counterclaim by denying Palomar’s allegations. The parties have concluded pre-trial fact discovery.

•                  In December, 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division, asserting that Palomar infringes one or more claims of United States patents Nos: 5,810,801, 6,659,999 and 6,120,497. The Company seeks compensatory and treble damages for past infringement, as well as attorneys’ fees and an injunction against Palomar from future infringement. In January, 2007, Palomar answered the complaint by denying the Company’s allegations and filing a declaratory judgment motion seeking a court ruling that it does not infringe such patents and/or that such patents are invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts. In February, 2007, the Company added Massachusetts General Hospital as a party to its action. The Court denied Palomar’s motion to transfer the case to Massachusetts. In November of 2007, the parties had a Markman hearing before the U.S. District Court’s Magistrate Judge presiding over the above-described legal proceeding. The parties have yet to receive the Court’s written opinion. The parties are in the midst of pre-trial fact discovery, which ends on April 8, 2008.

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

Item 4 – Submission of Matters to a Vote of Security Holders

On December 11, 2007, the Company held its annual meeting of shareholders and voted on two proposals.

1)              At the Meeting, six (6) directors were elected to hold office until the Company’s next annual meeting. The vote was as follows:

	FOR	WITHHOLD
George A. Abe	14,788,566	3,043,643
Ben Bailey, III	15,127,528	2,704,681
Nancy E. Nager	14,784,852	3,047,357
Gerard E. Puorro	15,065,131	2,767,078
Kenneth D. Roberts	15,129,712	2,702,497
Douglas W. Scott	14,783,359	3,048,850

2)              At the Meeting, the vote on a proposal to ratify the selection of BDO Seidman, LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007, was approved as follows:

FOR	AGAINST	ABSTAIN

17,269,226	85,461	477,522

Item 5 - Other Information

On January 25, 2008, the Board of Directors took final action to ratify the earlier approval of an amendment to the by-laws of the Company. An amendment to Section 1 of Article IX, pertaining to authorization for the Company to use un-certificated shares, is included in the Amended and Restated By-laws appended hereto as Exhibit 3(ii).

Item 6 - Exhibits

(a)                                  Exhibits

Exhibit 3(ii)	Amended and Restated By-Laws

Exhibit 10.14	Executive Employment, Non-competition and Non-disclosure Agreement *

Exhibit 10.15	Senior Officer Executive Retention Agreement *

Exhibit 10.16	Amended and Restated Employment Agreement between Candela Corporation and Gerard E. Puorro *

Exhibit 10.17	Executive Retention Agreement with Gerard E. Puorro *

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

In its Report on Form 8-K dated November 26, 2007, the Company described the terms of four agreements being entered into between the Company and certain senior executive officers named therein. The form of contracts appended as Exhibits 10.14, 10.15, 10.16, and 10.17 contain the text of the agreements described in such 8-K, and such exhibits should be read in conjunction with such 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDELA CORPORATION

Date:	February 7, 2008	/s/ Robert E. Quinn
Robert E. Quinn
(Treasurer, Corporate Controller and Principal Financial Officer)

Candela Corporation

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3(ii)	Amended and Restated By-Laws

Exhibit 10.14	Executive Employment, Non-competition and Non-disclosure Agreement *

Exhibit 10.15	Senior Officer Executive Retention Agreement *

Exhibit 10.16	Amended and Restated Employment Agreement between Candela Corporation and Gerard E. Puorro *

Exhibit 10.17	Executive Retention Agreement with Gerard E. Puorro *

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

In its Report on Form 8-K dated November 26, 2007, the Company described the terms of four agreements being entered into between the Company and certain senior executive officers named therein. The form of contracts appended as Exhibits 10.14, 10.15, 10.16, and 10.17 contain the text of the agreements described in such 8-K, and such exhibits should be read in conjunction with such 8-K.