Form 10-Q
period 2008-03-29
CANDELA CORP /DE/
filed 2008-05-08
CIK 793279

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2008.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act) Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2008
Common Stock, $.01 par value per share	22,835,433

CANDELA CORPORATION

Table of Contents

			Page
Part I.	Financial Information:
	Item 1.	Unaudited Financial Statements
		Condensed Consolidated Balance Sheets as of March 29, 2008 and June 30, 2007	3
		Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three-month periods ended March 29, 2008 and March 31, 2007, and for the nine-month periods ended March 29, 2008 and March 31, 2007	4
		Condensed Consolidated Statements of Cash Flows for the nine-month periods ended March 29, 2008 and March 31, 2007	5
		Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 17
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 23
	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	24
	Item 4.	Controls and Procedures	24
Part II.	Other Information:
	Item 1.	Legal proceedings	25 - 26
	Item 6.	Exhibits	27
	Signatures		28
	Index to Exhibits		29

Part I. Financial Information

Item 1—Financial Statements

CANDELA CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per-share data)

(unaudited)

	March 29, 2008	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$17,121	$27,152
Restricted cash	29	48
Marketable securities	17,312	11,773
Accounts receivable, net of allowance for doubtful accounts of $2,601 and $1,412 at March 29 and June 30, respectively	42,896	38,455
Notes receivable	270	1,025
Inventories, net	30,933	21,368
Other current assets	14,204	7,136

Total current assets	122,765	106,957
Property and equipment, net	4,277	3,479
Deferred tax assets	6,034	6,146
Goodwill	11,253	10,997
Acquired Intangible assets, net	7,228	8,151
Marketable securities, long-term	3,756	12,260
Other assets	2,739	2,240

Total assets	$158,052	$150,230

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,679	$6,922
Accrued payroll and related expenses	4,554	5,344
Accrued warranty costs, current	4,658	5,486
Sales tax payable	1,263	1,161
Royalties payable	—	459
Other accrued liabilities	8,815	9,554
Deferred revenue, current	12,463	10,000
Current liabilities of discontinued operations	1,219	1,257

Total current liabilities	50,651	40,183
Deferred tax liability, long-term	1,911	2,659
Accrued warranty costs, long-term	886	2,127
Deferred revenue, long-term	4,493	3,751

Total liabilities	57,941	48,720

Stockholders' equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 26,102,000 and 26,082,000 issued at March 29 and June 30, respectively	261	261
Treasury stock, 3,450,000 and 3,125,000 common shares at March 29 and June 30, respectively, at cost	(24,855)	(22,458)
Additional paid-in capital	72,572	69,466
Accumulated earnings	48,117	54,536
Accumulated other comprehensive income (loss)	4,016	(295)

Total stockholders' equity	100,111	101,510

Total liabilities and stockholders' equity	$158,052	$150,230

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands, except per-share data)

	For the three months ended:		For the nine months ended:
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(Unaudited)		(Unaudited)
Revenue
Lasers and other products	$28,428	$29,017	$80,483	$84,014
Product-related service	10,463	9,673	29,962	25,556

Total revenue	38,891	38,690	110,445	109,570
Cost of sales
Lasers and other products	13,260	12,411	37,648	37,007
Product-related service	8,172	6,539	21,346	17,620

Total cost of sales	21,432	18,950	58,994	54,627

Gross profit	17,459	19,740	51,451	54,943
Operating expenses:
Selling, general and administrative	18,254	13,208	51,356	36,856
Research and development	3,030	4,873	9,678	13,059

Total operating expenses	21,284	18,081	61,034	49,915

(Loss) income from operations	(3,825)	1,659	(9,583)	5,028
Other income (expense):
Interest income	367	716	1,330	2,231
Other income (expense), net	67	85	(1,688)	3,727

Total other income (expense)	434	801	(358)	5,958

(Loss) income before income taxes	(3,391)	2,460	(9,941)	10,986
(Benefit from) provision for income taxes	(1,335)	920	(3,522)	4,003

Net (loss) income	$(2,056)	$1,540	$(6,419)	$6,983

Net (loss) income per share of common stock
Basic	$(0.09)	$0.07	$(0.28)	$0.30

Diluted	$(0.09)	$0.07	$(0.28)	$0.30

Weighted average shares outstanding:
Basic	22,672	22,937	22,743	23,128
Diluted	22,672	23,320	22,743	23,592
Net (loss) income	$(2,056)	$1,540	$(6,419)	$6,983
Other comprehensive income (loss):
Foreign currency translation adjustment	1,965	20	3,534	135
Unrealized gain (loss) on available-for-sales securities, net of tax	—	(63)	777	(395)

Comprehensive (loss) income	$(91)	$1,497	$(2,108)	$6,723

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended:
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net (loss) income	$(6,419)	$6,983
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Loss on other-than-temporary impairment of investment (Note 18)	2,546	—
Gain on exchange of stock	—	(3,540)
Share-based compensation expense	2,912	2,887
Depreciation and amortization	2,188	972
Provision for bad debts	2,058	900
Other non-cash items	195	(89)
Changes in operating assets and liabilities
Accounts receivable	(5,148)	(968)
Notes receivable	754	703
Inventories	(9,009)	(2,234)
Other current assets	(2,848)	(2,751)
Other assets	50	(3,202)
Accounts payable	6,018	(4,166)
Accrued payroll and related expenses	(999)	(1,505)
Deferred revenue	3,477	938
Accrued warranty costs	(2,245)	(214)
Income taxes payable	(3,350)	(1,478)
Other accrued liabilities	(896)	2,748
Restricted cash	19	1

Net cash used by operating activities	(10,697)	(4,015)

Cash flows from investing activities:
Purchases of property and equipment	(2,120)	(267)
Maturities of held-to-maturity marketable securities	15,940	32,746
Cash proceeds from exchange of stock (Note 18)	—	994
Purchases of held-to-maturity marketable securities	(14,250)	(17,278)
Acquisition of business, net of cash acquired	—	(15,686)
Acquisition of intangible assets	(233)	(1,380)

Net cash used by investing activities	(663)	(871)

Cash flows from financing activities:
Proceeds from the issuance of common stock	194	378
Purchase of treasury stock	(2,400)	(8,271)

Net cash used by financing activities	(2,206)	(7,893)

Effect of exchange rates on cash and cash equivalents	3,535	521

Net decrease in cash and cash equivalents	(10,031)	(12,258)
Cash and cash equivalents at beginning of period	27,152	40,194

Cash and cash equivalents at end of period	$17,121	$27,936

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Candela Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation and Consolidation

  Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end consolidated balance sheet is derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. Actual results may differ from these estimates.

        The results for the three and nine-month periods ended March 29, 2008 are not necessarily indicative of results to be expected for the remainder of the fiscal year. The information contained in the interim financial statements should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Candela Corporation 2007 Form 10-K filed with the Securities and Exchange Commission ("SEC").

  Basis of Consolidation

        The financial statements include the accounts of Candela Corporation and its subsidiaries. Inter-company transactions and balances have been eliminated. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

  Significant Accounting Policies

        On July 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, ("FIN 48"), Accounting for Uncertainty in Income Taxes, as discussed more fully below. Other than this change, there have been no significant changes in our significant accounting policies during the nine months ended March 29, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

2. Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary using fair value of noncontrolling equity investment. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations by requiring that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition-related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to acquisition date, and the recognition of changes in the acquirer's income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS No. 141(R) on our consolidated financial statements. The accounting treatment related to pre-acquisition uncertain tax positions will change when SFAS No. 141(R) becomes effective, which will be in first quarter of our fiscal year 2010. At such time, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, whereas currently the accounting treatment would require any adjustment to be recognized through the purchase price.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact of SFAS No. 159 on our consolidated financial statements.

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

3. Discontinued Operations

        On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure was accounted for as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In determining the amount of the facilities closure accrual, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly and may result in revisions to established facility reserves.

        Current liabilities of discontinued operations consist of the following:

(in thousands)	March 29, 2008	June 30, 2007
Facility closure and other costs	$380	$418
Deferred revenue, gift certificates	839	839

	$1,219	$1,257

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

        The application of SFAS No. 123R and SAB 107 during the three-month periods ended March 29, 2008 and March 31, 2007 resulted in the recognition of share-based compensation expense of approximately $0.8 million and $0.9 million, respectively. For the nine-month period ended March 29, 2008 and March 31, 2007, recognition of shared-based compensation expense was approximately $2.8 million and $2.9 million, respectively. These expenses were divided between cost of sales and operating expense cost centers based upon the functional responsibilities of the individuals holding the respective options.

        As of March 29, 2008, there was approximately $5.4 million of total unrecognized compensation cost related to non-vested stock options/Stock Appreciation Rights ("SARs") granted under the Company's incentive plans. This cost is expected to be recognized over a weighted-average period of 1.7 years. As of March 31, 2007, there was approximately $2.9 million of total unrecognized compensation cost related to non-vested stock options granted under the Company's incentive plans.

        The amount of cash received from the exercise of stock options for the nine-month periods ended March 29, 2008 and March 31, 2007 was approximately $0.1 million and $0.4 million, respectively.

  Stock Plans

  1990 Candela Corporation Employee Stock Purchase Plan

        The 1990 Employee Stock Purchase Plan (the "Purchase Plan") provides for the sale of up to 1.5 million shares of common stock to eligible employees. The shares are issued at 85% of the market price on the last day of semi-annual periods. Substantially all full-time employees are eligible to participate in the Purchase Plan. At March 29, 2008 there were approximately 640,000 shares available for sale. Compensation expense for the purchase plan is recognized over the vesting period.

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

        SARs provide the holder the right to receive an amount, payable in stock, cash or in any combination of these, as specified by a Committee established by the Board of Directors, equal to the excess of the market value of our common shares on the date of exercise over the grant price at the time of the grant. The grant price of a SAR may not be less than the fair market value per share of common stock on the date of grant, provided that the grant price of SARs granted in tandem with stock options shall equal the exercise price of the related stock option. None of the options/SARs outstanding at March 29, 2008 had cash-settlement features.

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

        There were approximately 1.3 million stock-based SARs granted during the nine-month period ended March 29, 2008. The SARs granted to employees become exercisable ratably over one to four years, while the SARs granted to directors become exercisable over two years.

        There were approximately 3.8 million outstanding options/SARs at March 29, 2008 with a weighted-average exercise price of $9.19 per share, an aggregate intrinsic value of less than $0.1 million, and a weighted-average remaining contractual term of 7.85 years.

        Of the total 3.8 million outstanding options/SARs, there were approximately 1.7 million of exercisable options/SARs at March 29, 2008 with a weighted-average exercise price of $10.47 per share, an aggregate intrinsic value of less than $0.1 million, and a weighted-average remaining contractual term of 6.03 years.

        There were approximately 1.0 million options/SARs available for grant at March 29, 2008.

        The total intrinsic value of options exercised during the nine-month period ended March 29, 2008 was approximately $0.2 million.

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

	For the three months ended:		For the nine months ended:
(in thousands, except per share data)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Shares used in the calculation of Basic earnings per share	22,672	22,937	22,743	23,128
Effect of dilutive securities:
Stock options/SAR's	—	383	—	464

Diluted shares used in the calculation of earnings per share	22,672	23,320	22,743	23,592

Per share effect of dilutive securities on net income	$—	$—	$—	$—

        During the three and nine-month periods ended March 29, 2008, potential common shares consisting of all shares issuable upon exercise of stock options/SARs have been excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

        During the three and nine-month periods ended March 31, 2007, options/SARs to purchase approximately 1.3 million and 1.0 million shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

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

        This acquisition was accounted for as a business combination. The purchase price allocation resulted in goodwill of $11.0 million and other acquired intangible assets of $7.4 million. Other acquired intangible assets, which are being amortized over a weighted-average period of six years, are primarily comprised of developed technology of $6.0 million and patents or patent applications of $1.4 million. Values assigned to these acquired intangible assets are not deductible for tax purposes.

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

        During the nine-month period ended March 29, 2008, the Company recognized a $2.5 million loss on the other-than-temporary impairment in the value of its available-for-sale equity investment in OccuLogix, Inc. (Note 18).

        Marketable securities consist of the following:

	March 29, 2008			June 30, 2007
(in thousands)	Net Carrying Amount	Fair Value	Unrealized Gain (Loss)	Net Carrying Amount	Fair Value	Unrealized loss
Short-term (Held-to-maturity):
Government-backed securities	$13,499	$13,620	$121	$6,999	$6,988	$(11)
Certificates of deposit	3,813	3,817	4	3,476	3,459	(17)

	17,312	17,437	125	10,475	10,447	(28)
Short-term (Available-for-sale):
Equity investments	—	—	—	1,298	1,298	—

Total marketable securities, short-term	$17,312	$17,437	$125	$11,773	$11,745	$(28)

Long-term (Held-to-maturity):
Government-backed securities	$2,000	$2,029	$29	$9,993	$9,974	$(19)
Certificates of deposit	1,756	1,753	(3)	2,267	2,247	(20)

Total marketable securities, long-term	$3,756	$3,782	$26	$12,260	$12,221	$(39)

8. Inventories

        Inventories consist of the following:

(in thousands)	March 29, 2008	June 30, 2007
Raw materials	$11,375	$8,377
Work in process	2,070	2,657
Finished goods	17,488	10,334

	$30,933	$21,368

9. Property and Equipment

        Property and equipment consists of the following:

(in thousands)	March 29, 2008	June 30, 2007
Leasehold improvements	$1,013	$1,014
Office furniture	710	662
Computers, software, and other equipment	11,786	10,044

	$13,509	$11,720
Less: accumulated depreciation	(9,232)	(8,241)

Property and equipment, net	$4,277	$3,479

        Depreciation expense was approximately $0.3 million and $0.9 million for the three and nine-month periods ended March 29, 2008, respectively. Depreciation expense was approximately $0.2 million and $0.7 million for the three and nine-month periods ended March 31, 2007, respectively.

10. Goodwill and Acquired Intangible Assets

        Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair values of net identifiable assets on the date of our purchase.

        Goodwill and acquired intangible assets consist of the following:

(in thousands)	March 29, 2008	June 30, 2007
Goodwill	$11,253	$10,997

Intagible assets with finite lives:
Patents	$3,037	$2,804
Developed technology	6,009	6,009

	9,046	8,813
Less: accumulated amortization	(1,818)	(662)

	$7,228	$8,151

        Amortization expense was approximately $0.4 million and $1.3 million for the three and nine-month periods ended March 29, 2008, respectively. Amortization expense was approximately $0.1 million and $0.3 million for the three and nine-month periods ended March 31, 2007, respectively.

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

        The Company had two foreign currency forward contracts outstanding at March 29, 2008, serving to mitigate the foreign currency risk of a substantial portion of its Euro-denominated inter-company balances in the notional amount of approximately 3.5 million Euros. The fair value of the foreign currency derivative contracts outstanding at March 29, 2008 was approximately $5.5 million. Any gains or losses on the fair value of the effective portion of the derivative contract are largely offset by the losses and gains on the underlying transactions.

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

        The following table reflects changes in the Company's accrued warranty account during the three and nine-month periods ended March 29, 2008 and March 31, 2007, respectively:

	For the three months ended:		For the nine months ended:
(in thousands)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Beginning balance	$6,085	$9,490	$7,613	$9,629
Incremental accruals on current sales	1,784	1,240	4,102	4,811
Amortization of prior-period accruals	(2,324)	(2,045)	(6,170)	(5,755)

Ending balance	$5,545	$8,685	$5,545	$8,685

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

        The following table reflects changes in the Company's deferred revenue account during the three and nine-month periods ended March 29, 2008 and March 31, 2007, respectively:

	For the three months ended:		For the nine months ended:
(in thousands)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Beginning balance	$15,225	$10,079	$13,751	$10,329
Deferral of new sales	5,081	4,729	14,516	9,243
Recognition of previously deferred revenue	(3,350)	(2,865)	(11,311)	(7,629)

Ending balance	$16,956	$11,943	$16,956	$11,943

14. Common Stock Buyback

        325,000 shares of common stock were purchased for approximately $2.4 million during the nine-month period ended March 29, 2008.

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

        The Company's agreement with the Regents called for an annual license fee of $0.3 million and a minimum annual royalty obligation of $1 million or 3%, whichever is greater. The multi-year annual fee of $0.3 million was paid to the Regents in a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of March 29, 2008 was less than eight years. The royalty and the amortization of the annual license fee payment are reflected in the Company's consolidated statement of income. The unamortized portion of the license fee payment is reflected in other current assets and in other assets at March 29, 2008 and June 30, 2007, respectively.

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

        Upon adoption, the gross liability for unrecognized tax benefits at July 1, 2007 was approximately $1.9 million, exclusive of interest and penalties and, if recognized, would favorably affect the Company's effective tax rate. In addition, consistent with the provisions of FIN 48, certain reclassifications were made to the balance sheet, including the reclassification of $0.4 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

        The Company's policy to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes did not change upon the adoption of FIN 48. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the overall income tax provision.

        The Company files income tax returns in the United States ("U.S.") on a federal basis and in many U.S. state and foreign jurisdictions. The three most significant tax jurisdictions are the U.S., Spain, and Japan. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The 2006 and 2007 fiscal tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2004 through 2007 fiscal tax years remain subject to examination by the appropriate governmental agencies for Spanish and Japanese tax purposes, respectively.

17. Legal Proceedings

        The Company is currently involved in three litigation matters with Palomar Medical Technologies, Inc. ("Palomar").

  •
  Palomar asserts that it is the exclusive licensee from The General Hospital Corporation ("Mass. General") of U.S. Patent No. 5,735,844 (the " '844 Patent") and U.S. Patent No. 5,595,568, which is related to the '844 Patent (the " '568 Patent"). On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of the '844 Patent. Palomar seeks compensatory and treble damages, as well as attorneys' fees and injunctive relief, from the Company. In November, 2006, the Company answered Palomar's complaint by denying Palomar's allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. The Company's answer included a counterclaim by the Company against Palomar seeking a declaratory judgment that the '844 Patent and the '568 Patent are either invalid, or products manufactured by the Company do not infringe the '844 Patent or the '568 Patent, or both. In November, 2006, Palomar filed an answer denying the Company's counterclaim. In February, 2007, Palomar moved to amend its Complaint to add Mass. General as a party, to add a claim for infringement by Candela of the '568 patent, and to allege that additional Candela products infringe the '568 Patent. Palomar's motion to amend its Complaint was granted in August of 2007. In February of 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company's motion to amend its complaint was granted in March of 2007. Palomar filed a general denial response to Candela's Amended Answer and Counterclaim in March of 2007. In August of 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definition of the disputed claim terms of a patent. The parties received the Markman ruling on November 8, 2007. Pre-trial fact discovery ended on February 15, 2008.

  •
  On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222.The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys' fees and an injunction against Palomar to prevent Palomar's continuing infringement. The Company served its complaint on Palomar in August, 2006. In October, 2006, the Company amended the Company's suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October, 2006, Palomar answered the Company's amended complaint by denying the Company's allegations and asserting an affirmative defense of inequitable conduct with respect to the '395 patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the '395 and '222 patents or that such patents are invalid. In November, 2006, the Company answered the counterclaim by denying Palomar's allegations. The parties have concluded pre-trial fact discovery. In February, 2008, Palomar filed a petition with the U.S. Patent and Trademark Office seeking reexamination of the '222 Patent, and requested that the court stay litigation as it relates to the '222 Patent during the course of the reexamination proceeding. On March 17, 2008, the U.S. Patent and Trademark Office granted the reexamination request. The motion to stay the litigation is under consideration by the court.

  •
  In December, 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division, asserting that Palomar infringes one or more claims of United States patents Nos: 5,810,801, 6,659,999 and 6,120,497. The Company seeks compensatory and treble damages for past infringement, as well as attorneys' fees and an injunction against Palomar from future infringement. In January, 2007, Palomar answered the complaint by denying the Company's allegations and filing a declaratory judgment motion seeking a court ruling that it does not infringe such patents and/or that such patents are invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts. In February, 2007, the Company added Mass. General as a party to its action. The Court denied Palomar's motion to transfer the case to Massachusetts. In November of 2007, the parties had a Markman hearing before the U.S. District Court's Magistrate Judge presiding over the above-described legal proceeding. The parties have yet to receive the Court's written opinion. Pre-trial fact discovery ended on April 8, 2008.

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

        On February 19, 2008, Cardiofocus, Inc. ("Cardiofocus") filed suit against the Company and eight other companies in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent 6,457,780,6,159,203 and 5,843,073. Cardiofocus seeks compensatory and treble damages, as well as attorneys' fees and injunctive relief. On April 21, 2008, the Company answered Cardiofocus' complaint and asserted a variety of counterclaims against Cardiofocus. The Company believes the complaint to be without merit and intends to vigorously defend against the lawsuit.

        On April 2, 2008, Western Pennsylvania Electrical Employees' Pension Fund filed a putative securities class-action suit against the Company, its President and CEO, Gerard E. Puorro, and its former Chief Financial Officer, F. Paul Broyer in the United States District Court for the District of Massachusetts on behalf of investors who purchased our publicly traded securities between February 1, 2006 and August 21, 2006. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks an unspecified amount of damages, as well as other forms of relief. The Company believes the complaint to be without merit and intends to vigorously defend against the lawsuit.

        From time to time, the Company is party to various legal proceedings incidental to its business. The Company believes that none of the legal proceedings, other than the lawsuit initiated by Palomar, that are presently pending, if adversely decided against us, will have a material adverse effect upon the Company's financial position, results of operations, or liquidity.

18. Other Income

        In August 2007 the Company recognized a $0.6 million gain on the receipt of additional cash consideration related to the acquisition of Solx, Inc., a privately held company, by OccuLogix, Inc., a publicly traded company (NasdaqGM: OCCX). Candela Corporation originally held 19.99% of the outstanding common stock of Solx, Inc., on an as-converted basis, prior to Solx's acquisition by OccuLogix.

        During the nine-month period ended March 31, 2007, the Company recognized a $3.5 million gain on the above-referenced exchange of common stock of Solx Inc. for cash and common stock of OccuLogix, Inc. As a result of this transaction, Candela received approximately $1.0 million in cash at the time of closing, future cash consideration of approximately $2.5 million, and approximately 1.3 million shares of common stock in OccuLogix, Inc.

        The Company classified the common shares of OccuLogix as available-for-sale securities recorded at fair value based upon quoted market prices. The temporary differences between cost and fair value were presented in the consolidated financial statements in accumulated other comprehensive income within stockholders' equity, net of any related tax effect. At December 29, 2007, in the opinion of management, the value of the investment in the common shares of OccuLogix sustained an other-than-temporary impairment in value and the Company recognized an associated $2.5 million loss of which approximately $2.4 million was reclassified from accumulated other comprehensive income.

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

Critical Accounting Estimates

        On July 1, 2007, we adopted a new pronouncement related to income taxes, as discussed under the Significant Accounting Policies portion of Note 1 of the Notes to Condensed Consolidated Financial Statements. Other than this, there have been no significant changes in our critical accounting estimates during the nine months ended March 29, 2008 as compared to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Recent Accounting Pronouncements

        Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

Results of Operations

Revenue

        Revenue source by geographic region is reflected in the following table:

	For the three months ended:
(in thousands)	March 29, 2008		March 31, 2007		Increase (Decrease)
U.S.	$13,274	34%	$15,204	39%	$(1,930)	-13%
All other countries	25,617	66%	23,486	61%	2,131	9%

Total worldwide revenue	$38,891	100%	$38,690	100%	$201	1%

	For the nine months ended:
(in thousands)
	March 29, 2008		March 31, 2007		Increase (Decrease)
U.S.	$43,980	40%	$47,900	44%	$(3,920)	-8%
All other countries	66,465	60%	61,670	56%	4,795	8%

Total worldwide revenue	$110,445	100%	$109,570	100%	$875	1%

        Consolidated revenue was $38.9 million for the three-month period ended March 29, 2008, as compared to $38.7 million for the same period ended March 31, 2007. The overall increase in quarterly revenue of approximately $0.2 million was comprised of revenue declines in the U.S. and Latin America of approximately $4.0 million which declines were offset by an increase in revenues in Europe, Asia-Pacific, and Japan of approximately $4.2 million in the most recent quarter. The decrease in U.S. and Latin American revenues was primarily related to a leveling-off in demand over all product lines. The increase in Europe and Asia-Pacific revenues was primarily the result of expanded and more efficient distribution channels.

        Consolidated revenue was $110.4 million for the nine-month period ended March 29, 2008, as compared to $109.6 million for the same period ended March 31, 2007. The overall increase in year-to-date revenue of approximately $0.8 million was comprised of revenue increases in Europe and Asia-Pacific of approximately $12.0 million, offset by revenue declines in the U.S., Latin America, and Japan of approximately $11.2 million. The decrease in U.S., Latin American, and Japan revenues was primarily related to a leveling-off in demand over all product lines. The increase in Europe and Asia-Pacific revenues was primarily the result of expanded and more efficient distribution channels.

        Revenue outside of the U.S. accounted for approximately 66% of the consolidated revenues for the three-month period ended March 29, 2008. The increase to $25.6 million for the three-month period ended March 29, 2008, as compared to the same period ended March 31, 2007, was comprised of a $4.1 million increase in Europe and Asia-Pacific, combined with a $2.0 million decrease in Japan and Latin America. The increase in Europe was primarily due to the continued strong growth in the region across all product lines aided by improved efficiencies in our distribution channels. The decrease in Japan and Latin America was primarily related to a leveling-off in demand over all product lines.

        Revenue outside of the U.S. accounted for approximately 60% of the consolidated revenues for the nine-month period ended March 29, 2008. The increase to $66.5 million for the nine-month period ended March 29, 2008, as compared to the same period ended March 31, 2007, was comprised of an $12.0 million increase in Europe and Asia-Pacific, offset by a $7.2 million decrease in Japan and Latin America. The increase in Europe was primarily due to the continued strong growth in the region across all product lines aided by improved efficiencies in our distribution channels. The decrease in Japan and Latin America was primarily related to a leveling-off in demand over all product lines.

        Revenue source by type is reflected in the following table:

	For the three months ended:
(in thousands)	March 29, 2008		March 31, 2007		Increase (Decrease)
Lasers and other products	$28,427	73%	$29,017	75%	$(590)	-2%
Product-related services	10,464	27%	9,673	25%	791	8%

Total revenue	$38,891	100%	$38,690	100%	$201	1%

	For the nine months ended:
(in thousands)
	March 29, 2008		March 31, 2007		Increase (Decrease)
Lasers and other products	$80,483	73%	$84,014	77%	$(3,531)	-4%
Product-related services	29,962	27%	25,556	23%	4,406	17%

Total revenue	$110,445	100%	$109,570	100%	$875	1%

        The decrease in revenue from lasers and other products for the three and nine-month periods ended March 29, 2008, compared to the same periods ended March 31, 2007, resulted primarily from a general reduction in sales in the U.S., Japanese, and Latin-American markets.

        Product-related services increased approximately $0.8 million or 8% in the three-month period ended March 29, 2008 as compared to the same period ended March 31, 2007. The increase is primarily related to the increase in the number of service-related contracts sold in addition to an increase in the number of consumables and accessories sold to support our installed base.

        Product-related services increased approximately $4.4 million or 17% in the nine-month period ended March 29, 2008 as compared to the same period ended March 31, 2007. The increase is primarily related to the increase in the number of service-related contracts sold in addition to an increase in the number of consumables and accessories sold to support our installed base.

        Gross Profit.    Gross profit was approximately $17.5 million or 44.9% for the three-month period ended March 29, 2008 as compared to $19.7 million or 51.0% for the same period ended March 31, 2007. The decrease in gross profit for the three-month period ended March 29, 2008 as compared to the same period in the previous fiscal year is primarily due to a general decrease in the average selling price (ASP) of our legacy products, changes in product mix, changes in regional mix, and a greater proportion of revenues being derived from the sale of product-related services in the current period which carry a lower margin than sales of lasers.

        Gross profit was approximately $51.5 million or 46.6% for the nine-month period ended March 29, 2008 as compared to $54.9 million or 50.1% for the same period ended March 31, 2007. The decrease in gross profit for the nine-month period ended March 29, 2008 as compared to the same period in the previous fiscal year is primarily due to a general decrease in the ASP of our legacy products, changes in product mix, changes in regional mix, and a greater proportion of revenues being derived from the sale of product-related services in the current period which carry a lower margin than sales of lasers.

        Selling, General and Administrative Expense.    Selling, general and administrative (SG&A) expenses increased to approximately $18.3 million for the three-month period ended March 29, 2008 from approximately $13.2 million for the three-month period ended March 31, 2007. As a percentage of revenue, SG&A expenses increased to 46.9% from 34.1% of revenues in the comparative prior year period. The increase was due primarily to legal fees related to the Palomar litigation, SG&A expenses related to recent subsidiary openings in the U.K. and Australia, the acquired Israeli subsidiary, and to increased personnel-related expenses.

        For the nine-month period ended March 29, 2008, SG&A expenses increased to approximately $51.4 million from approximately $36.9 million for the same period ended March 31, 2007. As a percentage of revenue, SG&A expenses increased to 46.5% from 33.6% of revenues in the comparative prior year period. Again, the increase was primarily due to legal fees related to the Palomar litigation, SG&A expenses related to recent subsidiary openings in the U.K. and Australia, the acquired Israeli subsidiary, and to increased personnel-related expenses.

        Research and Development Expense.    Research and development spending decreased to approximately $3.0 million for the three-month period ended March 29, 2008, from approximately $4.9 million for the comparative prior-year period. Research and development spending decreased to approximately $9.7 million for the nine-month period ended March 29, 2008, from approximately $13.1 million for the comparative prior-year period. The decreases are due primarily to the recently-completed new product introduction plan. These expenses are expected to increase in future periods, however, as the Company transitions to new projects.

        Other Income/Expense.    Other income was approximately $0.4 million for the three-months ended March 29, 2008, as compared to other income of approximately $0.8 million for the same period ended March 31, 2007. The decrease of approximately $0.4 million from the prior-year comparable period is due primarily to a decrease in interest income earned during the third quarter of fiscal 2008 as compared to the same period in the prior fiscal year.

        Other expense was approximately $0.4 million for the nine-months ended March 29, 2008, as compared to other income of approximately $6.0 million for the same period ended March 31, 2007. The decrease is due to the Company having recognized a $3.5 million gain on the initial exchange of common stock of Solx, Inc. for cash and common stock of OccuLogix, Inc. during the nine-month period ended March 31, 2007, as compared to the recognition of a $2.5 million loss on the other-than-temporary impairment of our holdings of common shares of OccuLogix, Inc. (Note 18) during the nine-month period ended March 29, 2008.

        The decrease in interest income earned during the nine-month period ended March 29, 2008, as compared to the same period in the prior fiscal year, is related to a decrease in market interest rates combined with an overall decrease in cash and cash equivalents and in marketable securities. During the trailing twelve-month period ended March 29, 2008, the Company used its cash to repurchase approximately $3.6 million of its own stock and to fund operations.

        Income Taxes.    The provision for income taxes results from a combination of activities of the Company and its domestic and foreign subsidiaries. We recorded effective tax rates of approximately 32% and 36% for each of the nine-month periods ended March 29, 2008 and March 31, 2007, respectively. The Company also recorded discrete tax benefit items of approximately $0.3 million during the nine-month period ended March 29, 2008. The discrete items include an expense of $0.1 million resulting from a change in the statutory tax rate in Germany, incremental interest expense of approximately $0.1 million, and a benefit of $0.5 million resulting from the completion of an IRS and various state income tax audits.

        The effect of the change in the German statutory rate on current earnings is fully reflected in our effective tax rate indicated above.

Liquidity and Capital Resources

        Our cash and cash equivalents and our investment in short and long-term marketable securities at March 29, 2008 totaled approximately $38.2 million compared with approximately $51.2 million at June 30, 2007. Principal components of the decrease include growth in our inventory over the trailing twelve months, the use of cash for our stock repurchase program, and the general funding of operations. We continue to have no long-term debt. We believe that the combination of existing cash and cash equivalents, and marketable securities on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, as it becomes required.

        Cash used by operating activities amounted to approximately $10.7 million for the nine-month period ended March 29, 2008 as compared to cash used by operating activities of approximately $4.0 million for the same period in the prior year. The increase in cash used by operating activities is primarily attributable to our year-to-date net loss and growth in our inventory on-hand, offset by changes in operating asset and liability accounts in the normal course of business.

Off-Balance Sheet Arrangements

        Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and the license agreement with the Regents. The table below in the next section titled "Contractual Obligations" shows the amounts of our operating lease commitments and purchase commitments payable by year.

Contractual Obligations

        Outstanding contractual obligations of the Company are reflected in the following table:

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Royalty commitments	$3,250	$1,000	$1,250	$500	$500
Operating leases	3,197	1,635	1,308	254	—

Total contractual obligations	$6,447	$2,635	$2,558	$754	$500

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

        We have international subsidiaries that transact business in foreign currencies and, therefore, we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our results and financial condition. From time to time, we may enter into foreign currency exchange contracts to reduce our exposure to foreign currency exchange risk and variability in operating results due to fluctuation in exchange rates underlying the value of current transactions and anticipated transactions denominated in foreign currencies. These contracts obligate us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These contracts are denominated in the same currency in which the underlying transactions are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each period, resulting from changes in the fair value of these contracts, are recognized in other comprehensive income in the same period as exchange gains and losses on the underlying foreign denominated receivables. We do not engage in foreign currency speculation.

        We had two forward exchange contracts outstanding serving as hedges of our Euro-denominated intercompany receivables at March 29, 2008. These contracts serve as hedges of a substantial portion of our foreign currency denominated intercompany balances. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Principal Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 29, 2008, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended.

Changes in Internal Controls over Financial Reporting

        There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Candela Corporation

Part II. Other Information

Item 1—Legal Proceedings

        The Company is currently involved in three litigation matters with Palomar Medical Technologies, Inc. ("Palomar").

  •
  Palomar asserts that it is the exclusive licensee from The General Hospital Corporation ("Mass. General") of U.S. Patent No. 5,735,844 (the " '844 Patent") and U.S. Patent No. 5,595,568, which is related to the '844 Patent (the " '568 Patent"). On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of the '844 Patent. Palomar seeks compensatory and treble damages, as well as attorneys' fees and injunctive relief, from the Company. In November, 2006, the Company answered Palomar's complaint by denying Palomar's allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. The Company's answer included a counterclaim by the Company against Palomar seeking a declaratory judgment that the '844 Patent and the '568 Patent are either invalid, or products manufactured by the Company do not infringe the '844 Patent or the '568 Patent, or both. In November, 2006, Palomar filed an answer denying the Company's counterclaim. In February, 2007, Palomar moved to amend its Complaint to add Mass. General as a party, to add a claim for infringement by Candela of the '568 patent, and to allege that additional Candela products infringe the '568 Patent. Palomar's motion to amend its Complaint was granted in August of 2007. In February of 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company's motion to amend its complaint was granted in March of 2007. Palomar filed a general denial response to Candela's Amended Answer and Counterclaim in March of 2007. In August of 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definition of the disputed claim terms of a patent. The parties received the Markman ruling on November 8, 2007. Pre-trial fact discovery ended on February 15, 2008.

  •
  On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222.The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys' fees and an injunction against Palomar to prevent Palomar's continuing infringement. The Company served its complaint on Palomar in August, 2006. In October, 2006, the Company amended the Company's suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October, 2006, Palomar answered the Company's amended complaint by denying the Company's allegations and asserting an affirmative defense of inequitable conduct with respect to the '395 patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the '395 and '222 patents or that such patents are invalid. In November, 2006, the Company answered the counterclaim by denying Palomar's allegations. The parties have concluded pre-trial fact discovery. In February, 2008, Palomar filed a petition with the U.S. Patent and Trademark Office seeking reexamination of the '222 Patent, and requested that the court stay litigation as it relates to the '222 Patent during the course of the reexamination proceeding. On March 17, 2008, the U.S. Patent and Trademark Office granted the reexamination request. The motion to stay the litigation is under consideration by the court.

  •
  In December, 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division, asserting that Palomar infringes one or more claims of United States patents Nos: 5,810,801, 6,659,999 and 6,120,497. The Company seeks compensatory and treble damages for past infringement, as well as attorneys' fees and an injunction against Palomar from future infringement. In January, 2007, Palomar answered the complaint by denying the Company's allegations and filing a declaratory judgment motion seeking a court ruling that it does not infringe such patents and/or that such patents are invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts. In February, 2007, the Company added Mass. General as a party to its action. The Court denied Palomar's motion to transfer the case to Massachusetts. In November of 2007, the parties had a Markman hearing before the U.S. District Court's Magistrate Judge presiding over the above-described legal proceeding. The parties have yet to receive the Court's written opinion. Pre-trial fact discovery ended on April 8, 2008.

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

        On February 19, 2008, Cardiofocus, Inc. ("Cardiofocus") filed suit against the Company and eight other companies in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent 6,457,780,6,159,203 and 5,843,073. Cardiofocus seeks compensatory and treble damages, as well as attorneys' fees and injunctive relief. On April 21, 2008, the Company answered Cardiofocus' complaint and asserted a variety of counterclaims against Cardiofocus. The Company believes the complaint to be without merit and intends to vigorously defend against the lawsuit.

        On April 2, 2008, Western Pennsylvania Electrical Employees' Pension Fund filed a putative securities class-action suit against the Company, its President and CEO, Gerard E. Puorro, and its former Chief Financial Officer, F. Paul Broyer in the United States District Court for the District of Massachusetts on behalf of investors who purchased our publicly traded securities between February 1, 2006 and August 21, 2006. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks an unspecified amount of damages, as well as other forms of relief. The Company believes the complaint to be without merit and intends to vigorously defend against the lawsuit.

        From time to time, the Company is party to various legal proceedings incidental to its business. The Company believes that none of the legal proceedings, other than the lawsuit initiated by Palomar, that are presently pending, if adversely decided against us, will have a material adverse effect upon the Company's financial position, results of operations, or liquidity.

Item 6—Exhibits

  (a)
  Exhibits

Exhibit 3(i)	Amended and Restated Certificate of Incorporation of Candela Corporation
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDELA CORPORATION
Date: May 8, 2008	/s/ ROBERT E. QUINN Robert E. Quinn (Treasurer, Corporate Controller and Principal Financial Officer)

Candela Corporation

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit 3(i)	Amended and Restated Certificate of Incorporation of Candela Corporation
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

Part I. Financial Information
  Item 1—Financial Statements
CANDELA CORPORATION Condensed Consolidated Balance Sheets (in thousands, except per-share data) (unaudited)
CANDELA CORPORATION Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (in thousands, except per-share data)
CANDELA CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
Candela Corporation Notes to Condensed Consolidated Financial Statements (unaudited)
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures about Market Risk
  Item 4—Controls and Procedures
Part II. Other Information
  Item 1—Legal Proceedings
  Item 6—Exhibits
SIGNATURES
INDEX TO EXHIBITS