Form 10-K
period 2008-06-28
CANDELA CORP /DE/
filed 2008-09-11
CIK 793279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2008 Commission file number 000-14742

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

        The aggregate market value of our voting stock held by non-affiliates was approximately $125,875,893 on December 29, 2007 based on the last reported sale price of our common stock on the NASDAQ Stock Market on that day. As of September 9, 2008, 22,868,829 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates by reference certain information from the registrant's definitive Proxy Statement relating to the 2008 meeting of stockholders, which the registrant expects to file prior to October 26, 2008.

CANDELA CORPORATION

2008 Form 10-K Annual Report

PART I

Item 1.    Business.

Introduction

        Candela Corporation ("Candela" or the "Company") is a pioneer in the development and commercialization of advanced aesthetic laser and light-based systems that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions including:

  •
  permanent hair reduction on all skin types;

  •
  skin rejuvenation, skin tightening and wrinkle reduction;

  •
  vascular lesions such as rosacea, facial spider veins, leg veins, port wine stains, angiomas and hemangiomas;

  •
  all-color tattoo removal;

  •
  skin resurfacing scars, stretch marks and warts;

  •
  removal of benign pigmented lesions such as sun spots, age spots, freckles, and Nevus of Ota/Ito;

  •
  acne and acne scars;

  •
  sebaceous hyperplasia;

  •
  pseudofolliculitis barbae (beard bumps or "PFB");

  •
  psoriasis; and

  •
  other cosmetic skin treatments.

        Since our founding 38 years ago, we have continuously developed and enhanced applications for laser and light-based technology. In the mid-1980's we began developing laser technology for medical applications, and since that time have shipped approximately 13,500 systems to over 85 countries. Since the early 1990's we have focused our organizational resources on developing laser and light-based technology for use solely in cosmetic, dermatological, and aesthetic applications. Below is a sampling of Candela's innovations in the laser and light-based technologies market:

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

  •
  first hair removal laser with integrated Dynamic Cooling Device ("DCD");

  •
  first pulsed dye laser with DCD for wrinkles;

  •
  first DCD for epidermal protection in vascular lesion treatment;

  •
  first to introduce "laser-pumped-laser" hand-piece technology for more efficacious pigmented lesion and all color tattoo removal treatments (for which we have applied for a patent); and

  •
  first pain reduction device for aesthetic lasers and intense pulse light ("IPL") systems.

        Candela's current product line offers comprehensive and technologically sophisticated cosmetic and aesthetic lasers and light-based systems used by physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions. Candela's product line includes the following innovative products:

  •
  GentleMax™—Multi-wavelength technology integrated aesthetic treatment workstation.

  •
  AlexTriVantage™—The total tattoo and pigmented lesion solution using multi-wavelength technology in conjunction with our "laser-pumped-laser" hand piece technology.

  •
  SmoothPeel™—Erbium: YAG laser, the simple choice for superior laser peels.

  •
  Serenity™ Pro—Revolutionary Pneumatic Skin Flattening™ (PSF™) technology that improves efficacy and safety while significantly reducing the pain associated with laser and IPL treatments.

  •
  GentleLASE® family of alexandrite lasers which provide the highest power, speed, efficacy and ease-of-use in permanent hair reduction, vascular lesions, wrinkle reduction and the treatment of pigmented lesions.

  •
  GentleYAG® family of Nd: YAG lasers which provide fast, effective permanent hair reduction for every skin type including tanned or dark skin, treatment of beard bumps, leg and facial veins, and skin tightening.

  •
  Vbeam®—The gold standard pulsed dye technology which eliminates vascular lesions including port wine stain birthmarks, rosacea, leg and facial veins, and provides skin rejuvenation by the reduction of diffuse redness and pigmentation, scars, warts, psoriasis and hemangiomas.

  •
  Smoothbeam® diode laser, for treatment of acne and acne scars, sebaceous hyperplasia and wrinkle reduction.

        There were nearly 11.7 million surgical and non-surgical cosmetic procedures performed in the United States in 2007, as reported by the American Society for Aesthetic Plastic Surgery ("ASAPS"). Women represented 91% of this total market or nearly 10.6 million procedures. The growth in the market for using aesthetic laser and light-based products is currently a worldwide phenomenon being driven by an increase in discretionary income of aging baby-boomers, which continues to create new opportunities for Candela. This market demographic places a premium on good health and personal appearance, and has demonstrated a willingness to pay for health and cosmetic products and services.

        In addition, continuous growth in the popularity of laser and light-based treatments among the general population is also spurring demand for Candela's products. In calendar 2007, according to The American Society for Aesthetic Plastic Surgery, Americans spent an estimated $13.2 billion on non-surgical cosmetic procedures. In particular, lasers and light-based systems are proving an attractive alternative for eliminating unwanted hair. Of the top five non-surgical cosmetic procedures performed in 2007, laser hair removal was the third most popular and is one of the most common procedures performed on patients aged 18 and under. According to a 2007 report published by the Millenium Research Group, it is estimated that by 2011 the U.S. market for laser hair removal will reach approximately $238.5 million, representing a CAGR of 10.8%.

        Candela is dedicated to developing safe and effective products. Our aesthetic laser and light-based systems are further distinguished by being among the fastest, smallest and most affordable in their respective markets. We believe that we have the largest worldwide market share because of these product attributes, our commitment to customer service, and continued innovation as we meet the needs of our markets.

        Candela was incorporated in Massachusetts on October 22, 1970 and subsequently reincorporated in Delaware on July 1, 1985.

Industry Overview

        Lasers and light-based devices use the unique characteristics of light to achieve precise and efficacious therapeutic effects, often in a non-invasive manner. The precise color, concentration and controllability of different types of light provide for the delivery of a wide range of specialized treatments. First introduced in the 1960's, the use of lasers for medical applications grew rapidly in the 1990's as technical advances made medical lasers more effective and reliable. Medical lasers and light-based devices are today used for numerous types of procedures falling into four broad categories: ophthalmic surgery, aesthetic and cosmetic procedures, general surgery, and dental procedures. Candela competes solely within the growing market for lasers and light-based devices for performing aesthetic, dermatological, and cosmetic procedures including:

  •
  removal of unwanted hair;

  •
  treatment of rosacea, facial veins and leg veins, red birthmarks, scars, stretch marks and warts;

  •
  facial rejuvenation and skin tightening to reduce the appearance of fine lines and wrinkles;

  •
  removal of pigmented lesions such as sun spots, age spots and freckles;

  •
  treatment of acne and acne scars;

  •
  treatment of psoriasis;

  •
  treatment of Nevus of Ota and melasma;

  •
  tattoo removal; and

  •
  skin resurfacing.

        Lasers produce intense bursts of highly focused light to treat skin tissues. A laser's wavelength (color), energy level, spot size and pulse width (exposure time) are optimized for the specific treatment. Light-based devices commonly referred to as intense pulsed light ("IPL"), feature a broad range of wavelength of light designed to target vascular and pigmentary targets for facial rejuvenation procedures. Hair removal and the treatment of various leg vein malformations require the deepest laser penetration for successful treatment while scars and red birthmarks (port wine stains and hemangiomas) require less laser penetration. Pigmented lesions such as sun spots, age spots and tattoos are typically surface conditions that require the least amount of penetration. Different conditions may require the use of different types of lasers or light-based devices with specific power requirements and optimized operating parameters. An active aesthetic practice addressing a broad range of cosmetic procedures may need multiple lasers and light-based devices.

        We believe the aesthetic and cosmetic laser industry is now in an era of broad-based growth. The major factors converging to drive this growth are:

  •
  medical practitioners desire to drive additional revenue into their practices due to the increasing reduction in insurance reimbursement;

  •
  the discretionary income of aging baby boomers;

  •
  the increased general acceptance of aesthetic and cosmetic laser treatments; and

  •
  the development of technology that allows for new, effective, pain free and economic procedures for conditions with large patient populations.

        Aesthetic and cosmetic device vendors, who are able to deliver lasers and light-based systems that are efficacious, cost effective, reliable, and easy to use, will be well positioned to take advantage of such broad-based industry growth.

        Managed care and reimbursement restrictions in the United States, and similar constraints outside the United States, such as socialized medicine, are motivating practitioners to emphasize aesthetic and cosmetic procedures that are delivered on a private, fee-for-service basis. While cosmetic procedures were once the domain of plastic surgeons and dermatologists, reimbursement reductions coupled with the reliable revenue stream from private-pay procedures have piqued the interest of other specialties, including general practitioners, family care practitioners, obstetricians, gynecologists and general and vascular surgeons.

        Key technical developments required for the broader cosmetic laser and light-based treatment markets relate to ease-of-use, versatility, speed, lower costs, safety and effective elimination of undesirable side effects. These factors are critical for broader segments of practitioners who wish to build aesthetic and cosmetic laser and light-based treatment practices. These factors are also important for minimizing the disruption of a patient's normal routine and for building demand for procedures addressing very large patient populations.

Business Strategy

        Candela believes that a convergence of price, performance and technology is occurring in the aesthetic and cosmetic laser industry which is driving market expansion. We believe we have the necessary infrastructure in place to capitalize on this expansion. Candela's objective is to continue to be the leading provider of aesthetic and cosmetic lasers and light-based devices by using its proprietary technology and expertise in light and tissue interaction, as well as by developing market-oriented products that utilize related technologies. Our business strategy is focused on the following goals:

  •
  increase penetration of our traditional customer base;

  •
  expand beyond our traditional customer base;

  •
  reduce product costs;

  •
  expand our direct domestic distribution channels;

  •
  expand our international distribution channels;

  •
  introduce new technologies that improve current treatment procedures and outcomes and provide our customers with unique differentiation;

  •
  develop home use products that enable consumers to leverage the advantages of light based technologies at home; and

  •
  continue investing in research and development to develop new applications that are efficacious, cost-effective, reliable and easy to use and have a high return on investment for our customers.

         Increase Penetration of Our Traditional Customer Base.    Our traditional customer base consists of dermatologists and plastic and cosmetic surgeons. We believe that the continued innovation that results in the introduction of devices and applications that enable our traditional customers to deliver new services to their patients is the key to growth in this segment. In addition, more versatile devices, differentiated features and increased efficacy and speed will enable Candela to continue to grow our share in this market.

         Expand beyond our traditional customer base.    As reimbursement rates have dropped over the past several years, many primary care physicians (family and general practice, and obstetrics and gynecology physicians) have begun to seek new services to offer to their patients. Cosmetic laser and light-based procedures represent an ideal new service that is appealing to their patients, and adds a new "cash-pay" revenue stream to their practices. As more primary care physicians realize that these procedures are safe and easy to perform and that the devices are versatile and affordable, awareness of cosmetic laser and light-based procedures will continue to grow.

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

         Expand Our International Distribution Channels.    Outside of the Unites States, we continue to strengthen our long-standing positions in Europe and Japan and are seeking to expand our markets in Asia-Pacific and Latin America. We currently have direct sales offices in Madrid, Lisbon, Rome, Frankfurt, Paris, Cwmbran (U.K.), Osaka, Fukuoka, Nagoya, Tokyo, Prospect (Australia), Netanya, and direct representation in China. Over the past year we increased the number and improved the quality of our international independent distributor channels.

         Introduce New Technologies that Improve Current Treatment Procedures.    As the market for non-invasive cosmetic procedures continues to expand, Candela has a strong focus on how to improve existing treatments to enable our customers to improve results and the overall experience for their customers. For example, reducing the pain associated with many procedures while maintaining or improving efficacy is an area where Candela is committed to delivering new solutions. The introduction of the Serenity™ Pro device, utilizing PSF™ technology for the reduction of pain during laser and light based procedures continues to be developed to expand the application range as well as the number of machines with which it can be adapted to work with. This offers our customers a key differentiator in their market.

         Develop Home Use Products.    Candela has a dedicated Home Use product group to leverage initiatives that had previously been underway for medical office use within our research and development organization. We are currently focused on the proof of concept development phase for two products for use in the home.

         Continue Investing in Research & Development.    We believe that continued investment in research and development is necessary to maintain our position as a leader in the aesthetic laser and light-based device market. Our research and development approach is to develop high quality, reliable, and affordable products that address our existing markets and also allow us to expand into larger, growing markets. In support of this approach, our research and development staff works closely with our marketing and operations teams to identify new clinical applications that serve our markets. We have numerous research and development arrangements with leading physicians, hospitals and academic laboratories in the United States and throughout the world. In a parallel effort, our research and development and engineering teams continue to optimize our existing products by adding new technologies, increasing the speed of treatment and ease of use for our customers as well as reduce the overall size of our products.

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

        The end markets for cosmetic procedures encompass broad and growing patient groups, including aging "baby boomers" as well as younger age groups. Baby boomers were approximately 80 million, representing approximately 29% of the total United States population. This large population group has exhibited a strong demand for aesthetic and cosmetic procedures. We believe that as the cost of treatments decreases and the popularity of cosmetic procedures such as hair removal increases, the target market for these procedures will expand beyond the baby boomers to include a broad range of women and men aged 17 to 65. Demographic factors similar to the United States underlie the growth of the aesthetic and cosmetic market outside of the United States as well.

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

        We believe the market for laser and light-based hair removal is growing as the customer compares laser and light-based treatments to the other hair removal methods currently available. The benefits of a laser and light-based system treatment include:

  •
  significantly reduced procedure time and number of treatments;

  •
  significantly longer-term cosmetic improvement;

  •
  treatment of larger areas in each treatment session;

  •
  less discomfort during and immediately following procedures;

  •
  reduced risk of scarring and infection; and

  •
  non-invasive in nature.

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

  •
  port wine stains, which are vascular birthmarks characterized by a red or purple discoloration of the skin; and

  •
  hemangiomas, which are protuberances that consist of dilated vessels, which often appear on newborns within one month of birth.

         Pigmented Lesions/Tattoos.    Benign pigmented lesions can be both epidermal, on the outer layer of skin, and dermal, on the innermost layer of skin, natural or man-made (tattoos) and can constitute a significant cosmetic problem to those who have them. There has been significant increase in recent years in the number of people getting tattoos. This growth is expected to result in a compounded annual growth rate of 16.8% for the Tattoo Removal Laser market between 2007 and 2010.

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

         Skin Resurfacing.    In calendar 2006, there were approximately 575,000 skin resurfacing procedures performed in the U.S., most using non-ablative skin resurfacing technologies. In addition to these procedures there were also approximately 560,000 chemical peels and 995,000 microdermabrasion procedures conducted in the U.S., respectively.

Candela's Products

        We research, develop, manufacture, market, sell, distribute, and service laser systems used to perform procedures addressing patients' aesthetic medical and cosmetic concerns. We offer a comprehensive range of products based on proprietary technologies focusing on the major aesthetic and cosmetic laser applications.

        Our objective is to remain a leading provider of aesthetic and cosmetic lasers by continually striving to develop effective, versatile, smaller, faster, and less expensive devices. Candela has been, and continues to be, a pioneer in the laser industry. From the start, our mission has been to lead the way in the development of innovative laser products which include:

         Dynamic Cooling Device ("DCD").    The DCD cools the top layer of the skin, while leaving the targeted underlying hair follicle, vein or other structure at normal temperature. As a result, higher levels of laser energy can be delivered during treatment, while minimizing thermal injury, pain, and the inconvenience associated with anesthetics. The design of the hand-held DCD enables the practitioner to clearly see the area being treated, and the combined efficiency of the lasers and DCD reduces the risks of over treatment. The DCD delivers just the right amount of cooling quickly and consistently. Currently, DCD is available as an option on several Candela laser systems.

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

  •
  Offers a choice of skin cooling options—from chilled air technology to Candela's integrated and patented DCD that utilizes bursts of cryogen before and after the laser pulse to offer unparalleled patient comfort.

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

  •
  Candela's fastest, gentlest, most powerful q-switched alexandrite laser;

  •
  Touch-screen technology for user friendly interface.

Serenity™ Pro

  •
  Revolutionary PSF™ technology for pain reduction in aesthetic laser treatments;

  •
  Designed to increase patient comfort during laser therapy—speeding up procedure time and providing greater patient compliance with treatment regimen;

  •
  An integrated hand piece, exclusively designed for use with Candela GentleLASE and GentleYAG systems, features automatic contact sensing technology.

GentleLASE®

  •
  One of the largest spot size on any hair removal laser (18mm) resulting in faster treatment times, more patients seen, more revenue generated, greater profit ability;

  •
  Treats all skin types;

  •
  Longer delivery system: treat head-to-toe without repositioning laser;

  •
  Lightweight, compact design;

  •
  Multiple spot sizes and applications;

  •
  DCD epidermal cooling—no messy gels required.

GentleYAG®

  •
  One of the fastest, most powerful Nd:YAG laser on the market today;

  •
  One of the largest spot (18mm) on any Nd:YAG laser; multiple spot sizes for multiple applications;

  •
  Optimized for all skin types, including dark and tanned skin;

  •
  Multiple configurations, upgradeable;

  •
  Advanced yet affordable;

  •
  DCD epidermal cooling—no messy gels required.

Vbeam®

  •
  Gold standard pulsed dye laser offering vascular and skin rejuvenation treatments with no downtime;

  •
  Micro-pulse technology for purpura-free results;

  •
  Smart user interface provides pre-set treatment parameters with a touch of the screen;

  •
  DCD epidermal cooling—no messy gels required.

Smoothbeam®

  •
  Clinically proven leader in acne therapy with clearance up to 24 months;

  •
  1450 nm wavelength stimulates new collagen growth to treat fine lines and wrinkles;

  •
  Quick, effective, non-invasive treatment for patients;

  •
  DCD epidermal cooling—no messy gels required;

  •
  Convenient table top size and simple set-up.

Sales and Distribution

        We market and sell our products worldwide. Executives in North America, Latin America, Japan, Asia-Pacific, Europe and the Middle East manage our marketing, selling and service activities through a combination of direct personnel and a network of independent distributors.

        The mix of direct sales and distributor sales varies by region. Generally, our distributors enter into 2-3 year exclusive agreements during which they typically agree not to sell our competitors' products.

Our sales strategy is to choose the most productive and practicable distribution channel within each of our geographic markets.

        We sell products in the United States primarily through our direct sales force to our traditional customer base of dermatologists and plastic and cosmetic surgeons. Candela's products are distributed to our non-traditional markets through an exclusive arrangement with McKesson's Medical Surgical Division. McKesson has approximately 450 dedicated sales representatives that showcase a wide range of products to family and general practice, and obstetrics and gynecology, physicians.

        Outside the United States, we sell our products in Europe, Japan, Latin America, the Middle East, and Asia-Pacific through direct sales offices and distribution relationships. We have a total of 144 employees in our direct sales offices in Madrid, Lisbon, Rome, Frankfurt, Paris, Tokyo, Nagoya, Fukuoka, Osaka, Cwmbran, Sydney and Netanya. We also have established distribution relationships in China, Europe, Japan, Africa, Latin America, and the Middle East. Outside the United States, we are utilizing approximately 60 distributors. Refer to Note 12 of our Consolidated Financial Statements for additional financial information about segments and geographical areas.

        The following chart shows data relating to Candela's international activities during each of the last three fiscal years by geographic region. Revenue generated from regions other than the United States includes sales from our German, Spanish, Italian, United Kingdom, French, Japanese, Israeli, and Australian subsidiaries, as well as sales shipped directly to international locations from the United States.

Revenues:	June 28, 2008	June 30, 2007	July 1, 2006
(in thousands)
United States and Canada	$56,210	$64,885	$69,330
Europe	55,652	42,356	34,618
Japan and Asia-Pacific	31,329	29,950	30,175
Latin America & all others	5,027	11,366	15,343

	$148,218	$148,557	$149,466

Service and Support

        Candela believes that quick and effective delivery of service is important to our customers. Our principal service center and parts depot is located at our Wayland, Massachusetts headquarters. Parts depots are also located at our sales offices in Japan, Australia, the U.K., Spain, Portugal, Italy, Germany, and France. Independent distributors also maintain parts depots.

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

        Post-warranty product maintenance and repair provides an additional recurring source of revenue. Customers may elect to purchase a service contract or purchase service on a time-and-materials basis. Candela's service contracts offer a range of service levels and options, including additional clinical support. The contract terms generally run in 12 or 24-month intervals (See Item 8).

        Candela emphasizes education and support of its customers. Periodic device calibration/verification, coupled with the continuous training of our service providers, helps to ensure product reliability. We extend prompt and courteous technical and clinical support to our customers when needed.

Manufacturing and Raw Materials

        We design, assemble, and test our branded products at our Wayland, Massachusetts, South Plainfield, New Jersey, and Netanya, Israel facilities. Ensuring adequate and flexible production capacity, applying lean manufacturing techniques, continually reducing costs, and maintaining superior product quality are top priorities of our manufacturing organization. We achieve our goals by:

  •
  working closely with the research and development organization, including significant early involvement in product design;

  •
  continually improving our just-in-time manufacturing and inventory processes;

  •
  effectively managing and working closely with a limited number of the most qualified suppliers; and

  •
  applying the latest cell manufacturing techniques.

        Our facility has ISO 13485 certification and has established and is maintaining a quality system that meets the requirements of ISO 13485:2003 from both the EC Directive 93/42/EEC and Canadian Medical Devices Regulation. The ISO 13485 certification provides evidence that Candela conforms to quality system requirements for the design, development, production, servicing and distribution of medical lasers and accessories.

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

Research and Development

        We believe that our advanced research and engineering activities are crucial to maintaining and enhancing our business, and we are currently conducting research on a number of applications. We believe that our in-house research and development (R&D) staff has demonstrated its ability to develop innovative new products that meet evolving market needs. Our core competencies include:

  •
  applied laser physics and technology;

  •
  tissue optics;

  •
  photochemistry;

  •
  light-tissue interaction;

  •
  clinical research;

  •
  aesthetic laser applications;

  •
  engineering and design of medical laser devices; and

  •
  collaborative research with leading academic and medical institutions.

        As we discover new technologies or applications with commercial potential, we assemble a team to develop the new product or application in cooperation with leading physicians and medical and research institutions. In the United States in particular, we must receive United States Federal Drug Administration ("FDA") clearance before marketing new products or applications.

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

  •
  provide sales and service to a worldwide customer base; and

  •
  maintain and improve product reliability.

Proprietary Rights

        We have numerous patents and have a number of patent applications pending to protect our rights in certain technical aspects of our hair removal, wrinkle removal, acne treatment, benign vascular lesion, pigmented lesion, and other laser systems.

        In addition to our portfolio of issued patents and patent applications, we license patented technology from third parties. We use our patented DCD under a license agreement to patent rights owned by the Regents of the University of California ("Regents").

        In August 2000, we obtained exclusive license rights to the DCD (subject to certain limited license rights of Cool Touch, Inc. ["Cool Touch"]) in the following fields of use:

  •
  procedures that involve skin resurfacing and rejuvenation,

  •
  vascular skin lesions, and

  •
  laser hair removal.

        Cool Touch obtained a license to the DCD on a co-exclusive basis with Candela, in certain narrower fields of use. Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of Candela. Candela is entitled to one-half of all royalty income payable to the Regents from Cool Touch. Under the agreement, Candela is no longer required by the Regents to negotiate sublicenses to third parties. However, Candela is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use.

        We rely primarily on a combination of patent, copyright, and trademark laws to establish and protect our proprietary rights. We also rely on trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our technology rights. In addition, we seek to protect our proprietary rights by using confidentiality agreements with employees, consultants, advisors, and others. We cannot be certain that these agreements will adequately protect our proprietary rights in the event of any unauthorized use or disclosure, that our employees, consultants, advisors or others will maintain the confidentiality of such proprietary information, or that our competitors will not otherwise learn about or independently develop such proprietary information.

        Despite our efforts to protect our intellectual property, unauthorized third parties may attempt to copy aspects of our products, to violate our patents, or to obtain and use our proprietary information. In addition, the laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the United States. The loss of any material patent, trademark, trade name, trade secret or copyright could hurt our business, results of operations and financial condition.

        We believe that our products do not infringe the rights of third parties, although two parties are presently asserting that our products infringe their patents (see Item 3). We cannot be certain that third parties will not assert infringement claims against us in the future or that any such assertions will not result in costly litigation or require us to obtain a license to third party intellectual property. In addition, we cannot be certain that such licenses will be available on reasonable terms or at all, which could hurt our business, results of operations and financial condition.

Government Regulation

         FDA's Premarket Clearance and Approval ("PMA") Requirements.    Unless an exemption applies, each medical device that we wish to market in the U.S. must receive either "510(k) clearance" or PMA in advance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain and generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

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

        After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer's decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to submit a pre-market notification requiring 510(k) clearance. The FDA can also require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained. We have modified some of our 510(k) cleared devices but have determined that, in our view, new 510(k) clearances are not required. We cannot be certain that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to seek 510(k) clearance for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.

        Devices deemed by the FDA to pose the greatest risk such as life-sustaining, life-supporting or implantable devices, or deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Such devices are required to undergo the PMA approval process in which the manufacturer must prove the safety and effectiveness of the device to the FDA's satisfaction. A PMA application must provide extensive pre-clinical and clinical trial data and also information about the device and its components regarding, among other things, manufacturing, labeling, and promotion. After approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling, or its manufacturing process.

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

         Foreign Regulation.    International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Companies are now required to obtain the CE Mark on a product prior to sale of those products within the European Union. During this process, the sponsor must demonstrate conformance to quality system requirements; i.e., ISO13485:2003.

        Candela and its products may also be subject to other federal, state, local, or foreign regulations relating to health and safety, environmental matters, quality assurance, and the like. To date, Candela's compliance with laws that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment has not had a material effect on its ongoing operations. Candela has not made any material expenditure for environmental control facilities. However, we cannot be certain that we will not be required to incur significant costs to comply with such laws and regulations in the future.

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

Inolase

        On March 6, 2007, we acquired Inolase (2002) Ltd. ("Inolase") a non-public company engaged in the development and manufacture of proprietary pneumatic skin flattening PSF devices for the aesthetic light-based treatment industry as well as the development of intellectual property related to medical devices and light sources. It is now a wholly owned subsidiary of Candela which continues to engage in commerce under the name Inolase. This operation which includes research and development, sales and marketing, and manufacturing (including ISO 13485 certification) is located in Netanya, Israel.

Employees

        As of June 28, 2008, we employed 405 employees, 261 in the United States and 144 internationally. None of our employees are subject to collective bargaining agreements.

Available Information

        Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the Securities and Exchange Commission may be obtained through the Investor Relations section of our website at www.candelalaser.com/ir_corp.asp as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information on our Investor Relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission's Electronic Data Gathering, Analysis and Retrieval system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Forward-looking and Cautionary Statements

        Certain statements contained in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). We may

also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, our representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. Such forward looking statements include but are not limited to: that we have the necessary infrastructure in place to capitalize on expansion; the affordability of our products will allow for expansion; that we can lower production costs; or that the market will expand beyond baby boomers. Candela assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A "Risk Factors", are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Annual Report, in our filings with the Securities and Exchange Commission, or in materials incorporated therein by reference.

        Candela GentleLASE, Vbeam, GentleYAG and Smoothbeam are registered trademarks and GentleMax, AlexTriVantage, SmoothPeel, Dynamic Cooling Device, DCD and the Candela flame are trademarks of Candela Corporation. Serenity, Pneumatic Skin Flattening, and, PSF are trademarks of Inolase (2002), Ltd.

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

        On August 9, 2006, one of our competitors, Palomar Medical Technologies ("Palomar"), alleged that the manufacture, use and sale of our products for laser hair removal infringe a certain United States patent. Public announcements concerning this litigation that are unfavorable to us may result in significant declines in our stock price. An adverse ruling or judgment in this matter could cause our stock price to decline significantly.

        Litigation with Palomar will be expensive and protracted, and our intellectual property position may be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in the pending lawsuits, litigation consumes substantial amounts of our financial resources and diverts management's attention away from our core business. See Item 3—"Legal Proceedings."

        The class action litigation with the Western Pa. Elec. Employees Pension Fund, and other litigation, could adversely affect our business, results of operations, and financial condition, as well as cause our stock price to decline.

        Regardless of whether we are successful, the class action litigation and other litigation could consume a substantial amount of our financial resources and divert management's attention away from our core business. This could adversely affect our business, results of operations, and financial condition. Additionally, adverse rulings or judgments could negatively affect our business, results of operations, and financial condition and cause our stock price to decline significantly. Also, public announcements concerning the litigation that are unfavorable to us could cause our stock price to decline significantly. See Item 3—"Legal Proceedings."

        We depend on sales from outside the United States that could be adversely affected by changes in international markets.

        We sell more than half of our products and services outside the United States. International sales accounted for approximately 62% of our revenue for fiscal year 2008 and we expect that they will continue to be significant. Accordingly, a major part of our revenues and operating results could be adversely affected by risks associated with international commerce. Significant fluctuations in the exchange rates between the United States dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation. Other risks associated with international business include:

  •
  longer payment cycles common in foreign markets;

  •
  changes in tax and other laws;

  •
  regulatory practices and tariffs; and

  •
  difficulties in staffing and managing our foreign operations.

        The failure to obtain Alexandrite rods for the GentleLASE® and the AlexTriVantage™ systems from our sole supplier would impair our ability to manufacture and sell these systems.

        We use Alexandrite rods to manufacture the GentleLASE® and the AlexTriVantage™ systems, which accounts for a significant portion of our total revenues. We depend exclusively on our contract manufacturer to supply these rods, for which no alternative supplier meeting our quality standards exists. We cannot be certain that our contract manufacturer will be able to meet our future requirements at current prices or at all. To date, we have been able to obtain adequate supplies of Alexandrite rods in a timely manner, but any extended interruption in our supplies could hurt our results.

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

  •
  potential decrease in demand for our products; and

  •
  possible delays in market acceptance of our new products.

Customer behavior

  •
  changes in or extensions of our customers' budgeting and purchasing cycles; and

  •
  changes in the timing of product sales in anticipation of new product introductions or enhancements by us or our competitors.

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

        The aesthetic and cosmetic laser equipment industry is subject to rapid and substantial technological development and product innovations. To be successful, we must be responsive to new developments in laser technology and new applications of existing technology. Our financial condition and operating results could be hurt if our products fail to compete favorably in response to such technological developments, or if we are not agile in responding to competitors' new product introductions or product price reductions. In addition, we compete against numerous companies offering products similar to ours, some of which have greater financial, marketing, and technical resources than we do. We cannot be sure that we will be able to compete successfully with these companies and our failure to do so could hurt our business, financial condition, and results of operations.

        Like other companies in our industry, we are subject to a regulatory review process and our failure to receive necessary government clearances or approvals could affect our ability to sell our products and remain competitive.

        The types of medical devices that we seek to market in the United States generally must receive either "510(k) clearance" or "PMA approval" in advance from the United States Food and Drug Administration ("FDA") pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain and generally takes from one to three years or even longer. To date, the FDA has deemed our products eligible for the 510(k) clearance process. We believe that most of our products in development will receive similar treatment. However, we cannot be sure that the FDA will not impose the more burdensome PMA approval process upon one or more of our future products, nor can we be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

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

        We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. The FDA's regulatory scheme is complex, especially the Quality System Regulation ("QSR"), which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures. This complexity makes complete compliance difficult to achieve. Also, the determination as to whether a QSR violation has occurred is often subjective. If the FDA finds that we have failed to comply with the QSR or other applicable requirements, the agency can institute a wide variety of enforcement actions, including a public warning letter or other stronger remedies, such as:

  •
  fines, injunctions and civil penalties against us;

  •
  recall or seizure of our products;

  •
  operating restrictions, partial suspension or total shutdown of our production;

  •
  refusing our requests for 510(k) clearance or PMA approval of new products;

  •
  withdrawing product approvals already granted; and

  •
  criminal prosecution.

        We may also be subject to state regulations. State regulations, and changes to state regulations, may prevent sales to particular end users or may restrict use of the products to particular end users or under particular supervision which may decrease revenues or prevent growth of revenues.

        Our products may also be subject to state regulations. Federal regulation allows our products to be sold to and used by licensed practitioners as determined on a state-by-state basis, which complicates monitoring compliance. As a result, in some states non-physicians may purchase and operate our products. In most states, it is within a physician's discretion to determine whom they can supervise in the operation of our products and the level of supervision. However, some states have specific regulations as to appropriate supervision and who may be supervised. A state could disagree with our decision to sell to a particular type of end user or change regulations to prevent sales to particular types of end users or change regulations as to supervision requirements. In several states applicable regulations are in flux. Thus, state regulations and changes to state regulations may decrease revenues or prevent growth of revenues.

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

  •
  cause product shipment delays;

  •
  require us to develop non-infringing technology; and

  •
  require us to enter into royalty or licensing agreements.

        Although patent and intellectual property disputes in the laser industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could hurt our gross margins. In addition, we cannot be sure that the necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from manufacturing and selling some of our products, which could hurt our business, results of operations, and financial condition. On the other hand, we may have to start costly and time consuming litigation to enforce our patents, to protect trade secrets and know-how owned by us or to determine the enforceability, scope, and validity of the proprietary rights of others.

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

  •
  successfully negotiate, finance, or integrate any businesses, products, or technologies that we acquire; and

  •
  successfully manage any joint ventures or collaborations.

        Furthermore, the integration of any acquisition or joint venture may divert management time and resources. If we fail to manage these acquisitions or joint ventures effectively, we may incur debts or other liabilities or costs that could harm our operating results or financial condition. While we from time to time evaluate potential acquisitions of businesses, products, and technologies, consider joint ventures and other collaborative projects, and anticipate continuing to make these evaluations and considerations, we have no present understandings, commitments, or agreements with respect to any acquisitions or joint ventures.

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

        Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our brand and operating results could be harmed. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our reporting obligations, which could have a material adverse effect on our business.

        Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management's attention.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        We lease two facilities totaling approximately 38,000 square feet for our operations in Wayland, Massachusetts, which is located approximately 20 miles west of Boston. The leases on these facilities expire September 2009. We also lease a 12,000 square foot facility in South Plainfield, New Jersey for our diode operation. This lease ends on October 31, 2011. Our management believes that its current facilities are suitable and adequate for our near-term needs.

        Our subsidiaries currently lease the following facilities:

  •
  Candela Skin Care Center of Boston, Inc., 20,728 square feet located in Boston, MA. The lease on this facility is for a period of 15 years, and commenced on June 1, 1994. Future rent payments have been accounted for in our restructuring reserve.

  •
  Candela KK.—We lease 4 offices in Japan in Tokyo, Osaka, Nagoya, and Fukuoka. These leases expire between January 1, 2009 and May 23, 2011.

  •
  Candela Iberica, S.A.. We lease two locations in Lisbon, Portugal and Madrid, Spain. These leases expire on December 12, 2010 and December 31, 2008, respectively.

  •
  Candela Deutschland GmbH. The lease on this facility in Neu Isenberg, Germany expires on October 14, 2011.

  •
  Candela France SARL. The lease on this facility in Villebou Sur Yvette, France expires on May 1, 2011.

  •
  Candela Italia. The lease on this facility in Formello, Italy expires on March 31, 2011.

  •
  Inolase. The lease on this facility in Netanya, Israel expires on April 30, 2010.

  •
  Candela (U.K.) Limited. The lease on this facility in Cwmbran, U.K. expires on December 21, 2012.

  •
  Candela Corporation Australia PTY, Ltd. The lease on the facility in Heidelberg West, Australia expires on March 4, 2010.

Item 3.    Legal Proceedings.

        The Company is currently involved in three litigation matters with Palomar Medical Technologies, Inc. ("Palomar").

  •
  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent No. 5,735,844. Palomar seeks compensatory and treble damages, as well as attorneys' fees and injunctive relief. In November 2006, the Company answered the complaint by denying Palomar's allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that United States patent No. 5,595,568 ("the '568 Patent") is either invalid, or products manufactured by the Company do not infringe the '568 Patent, or both. In November 2006, Palomar filed an answer denying the Company's counterclaim. In February 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the '568 patent, and to allege that additional Candela products infringe the '568 Patent. Palomar's motion to amend its Complaint was granted in August 2007. In February 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company's motion to amend its complaint was granted in March 2007. Palomar filed a general denial response to Candela's Amended Answer and Counterclaim in March 2007. In August 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definition of the disputed claim term of a patent. Pre-trial fact discovery has ended and the parties are in the midst of exchanging expert reports. No trial date has been established.

  •
  On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222. The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys' fees and an injunction against Palomar to prevent Palomar's continuing infringement. The Company served its complaint on Palomar in

    August 2006. In October 2006, the Company amended the Company's suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October 2006, Palomar answered the Company's amended complaint by denying the Company's allegations and asserting an affirmative defense of inequitable conduct with respect to the '395 patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the '395 and '222 patents or that such patents are invalid. In November 2006, the Company answered the counterclaim by denying Palomar's allegations. In February 2008, Palomar filed a request for re-examination of the Company's 6,743,222 patent with the United States Patent and Trademark Office ("PTO"). In March 2008, the PTO granted re-examination. In June 2008, the Court stayed the case until the PTO rules on the re-examination.

  •
  In December 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division, asserting that Palomar infringes one or more claims of United States patents Nos: 5,810,801, 6,659,999 and 6,120,497. The Company seeks compensatory and treble damages for past infringement, as well as attorneys' fees and an injunction against Palomar from future infringement. In January 2007, Palomar answered the complaint by denying the Company's allegations and filing a declaratory judgment motion seeking a court ruling that it does not infringe such patents and/or that such patents are invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts. In February 2007, the Company added Massachusetts General Hospital as a party to its action. The Court denied Palomar's motion to transfer the case to Massachusetts. The parties have completed pre-trial fact discovery, and are preparing for the September 29, 2008 trial.

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

        On February 19, 2008, Cardiofocus, Inc. ("Cardiofocus") filed suit against the Company and eight other companies in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent 6,547,780, 6,159,203 and 5,843,073. Cardiofocus seeks compensatory and treble damages, as well as attorneys' fees and injunctive relief. On April 21, 2008, the Company answered Cardiofocus' complaint and asserted a variety of counterclaims against Cardiofocus.

        On April 2 and April 22, 2008, respectively, two substantially similar putative class action lawsuits, entitled Western Pa. Elec. Employees Pension Fund, et al., 1:08-cv-10551-DPW ("Western Pa.") and Caballero v. Candela Corp., et al., Civ. No. 1:08-cv-10673-DPW ("Caballero"), were filed against Candela and two of its officers in the United States District Court for the District of Massachusetts purporting to assert claims for violations of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and reasonable costs and expenses. On June 2, 2008, plaintiffs in the Western Pa. case formally moved for consolidation and the appointment of lead plaintiff and lead counsel. On July 10, 2008, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On August 25, 2008, lead plaintiff filed a consolidated amended complaint. The consolidated and amended complaint purports to be brought on behalf of all open-market purchasers of Candela common stock from November 1, 2005 through August 21, 2006 and alleges that Candela made certain false and misleading statements to investors expressing optimism regarding its financial condition and failed to disclose (i) the possibility that Palomar, one of Candela's leading competitors, would initiate patent enforcement litigation against Candela and (ii) that Candela was purportedly losing market share to its competitors. The Company believes the case is without merit and intends to defend against it vigorously.

        On April 16, 2008, a shareholder derivative action entitled Forlenzo v. Puorro, et al., Civ. No. 08-1532, was filed in Middlesex County, Massachusetts Superior Court against the individual members of Candela's board of directors and certain of its current and former officers purporting to assert claims for breach of fiduciary duty and related claims arising out of allegations similar to those asserted in the class action litigation discussed above. The complaint seeks on behalf of Candela, among other things, damages, restitution, and injunctive relief. The Company is considering what action to take in response.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Candela's common stock trades on The NASDAQ Global Select Market under the symbol "CLZR."

        At September 9, 2008, there were approximately 307 holders of record of our common stock and the closing sale price of our common stock was $3.04.

Market Price of Common Stock

        The following table sets forth quarterly high and low sales prices of the common stock for the indicated fiscal periods:

	High	Low
Fiscal 2007
First Quarter	$16.13	$10.06
Second Quarter	14.38	10.53
Third Quarter	12.79	10.07
Fourth Quarter	12.68	10.47
Fiscal 2008
First Quarter	$11.65	$7.14
Second Quarter	8.76	5.44
Third Quarter	5.58	3.01
Fourth Quarter	3.40	2.12

Repurchase of our Equity Securities

        We did not repurchase any of our common stock during the three-month period ended June 28, 2008.

Dividend Policy

        We have never paid a cash dividend and have no present intention to pay cash dividends in the foreseeable future. We intend to retain any future earnings for use in our business.

Securities Authorized for Issuance under Equity Compensation Plans

        See Part III, Item 12 for information regarding securities authorized for issuance under equity compensation plans.

Stock Performance Graphs

        The following performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Candela under the Securities Act or the Exchange Act.

        The graph below compares Candela Corporation's cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and SIC Code 3845. The companies in SIC Code 3845 are listed respectively in footnote (a) below. The graph tracks the performance of a $100 investment in our common stock, in each of the peer groups, and the index (with the reinvestment of all dividends) from 6/28/2003 to 6/28/2008.

	6/28/03	7/3/04	7/2/05	7/1/06	6/30/07	6/28/08
Candela Corporation	100.00	180.86	195.53	283.72	207.16	42.58
S&P 500	100.00	119.11	126.64	137.57	165.90	144.13
SIC Code 3845	100.00	110.80	117.90	111.22	122.91	124.32

(a)
4-D Neuroimaging, Abiomed Inc, Applied Biosystems Inc, Arrhythmia Research Technology, Aspect Medical Systems Inc, Biofield Corp., BSD Medical Corp., Cambridge Heart Inc, Candela Corp., Cardiodynamics International, Cardiogenesis Corp., Celsion Corp., Clarient Inc, Covidien Limited, Curon Medical Inc, Cutera Inc, Cyberonics Inc, Cybex International Inc, Cynosure Inc, Datascope Corp., Dexcom Inc, Digirad Corp., Dobi Medical International Inc, Dynatronics Corp., Edwards Lifesciences Corp., Embryo Development, Encision Inc, EP Medsystems Inc, Fischer Imaging Corp., Fonar Corp., Healthtronics Inc, Hypertension Diagnostics Inc, Imaging Diagnostic Systems, Ingen Technologies Inc, International Isotopes Inc, Iris International Inc, Ivivi Technologies Inc, Lectec Corp., Longport Inc, Magna-LAB Inc, Medtronic Inc, Millipore Corp., Misonix Inc, Nano Global Inc, Natus Medical Inc, Non Invasive Monitoring Systems Inc, Nxstage Medical Inc, Ophthalmic Imaging Systems Inco, Orthometrix Inc, Palomar Medical Technologies Inc, Paradigm Medical Industries Inc, PLC Systems Inc, Positron Corp., Precision Optics Corp. Inc, Saint Jude Medical Inc, Signalife Inc, Sirona Dental Systems Inc, Somanetics Corp., Spectranetics Corp., Spectrasource Corp., Spire Corp., Stereotaxis Inc, Surgilight Inc, Thermage Inc, Tomotherapy Inc, Varian Medical Systems Inc, Vasamed Inc, Viking Systems Inc, Vision-Sciences Inc, Vnus Medical Technologies Inc and Zoll Medical Corp.

Item 6.    Selected Financial Data.

        The table set forth below contains certain consolidated financial data for each of the last five fiscal years of Candela. This data should be read in conjunction with the detailed information, financial statements and related notes, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	For the Year Ended
(in thousands, except per share data) Consolidated Statement of Operations Data:	June 28, 2008	June 30, 2007	July 1, 2006	July 2, 2005	July 3, 2004
Revenue:
Lasers and other products	$106,050	$113,225	$121,838	$102,323	$87,965
Product-related service	42,168	35,332	27,628	21,578	16,473

Total revenue	148,218	148,557	149,466	123,901	104,438

Cost of sales:
Lasers and other products	50,452	49,303	54,748	45,235	36,413
Product related service	30,968	24,191	20,869	17,918	14,860
Litigation related charges	—	—	—	4,829	—

Total cost of sales	81,420	73,494	75,617	67,982	51,273

Gross profit:	66,798	75,063	73,849	55,919	53,165

Operating expenses:
Selling, general and administrative	69,636	53,562	44,297	40,165	33,978
Research and development	12,705	18,146	8,879	6,890	5,302
Litigation related charges	—	—	—	773	—

Total operating expenses	82,341	71,708	53,176	47,828	39,280

(Loss) income from operations:	(15,543)	3,355	20,673	8,091	13,885

Other income (expense):
Interest income	1,628	2,719	1,748	640	308
Other income (expense), net	(1,645)	3,725	(19)	(73)	905

Total other income (expense)	(17)	6,444	1,729	567	1,213

(Loss) income from continuing operations before income tax:	(15,560)	9,799	22,402	8,658	15,098
(Benefit from) provision for income taxes	(6,489)	3,543	7,468	2,194	4,586

(Loss) income from continuing operations	(9,071)	6,256	14,934	6,464	10,512
Discontinued operations:
Loss from discontinued skin care center operations of $473 net of income tax benefit of $175	—	—	—	—	(298)
Gain (loss) on disposal of skin care center, including revision of leasehold obligations of $1,374 and provision for operating losses of $(3,348) less income tax of $(515) and income tax benefit of $1,253 in 2005 and 2004, respectively	—	—	—	859	(2,095)

Net (loss) income	$(9,071)	$6,256	$14,934	$7,323	$8,119

Net (loss) income per share of common stock
Basic:
Income (loss) from continuing operations	$(0.40)	$0.27	$0.65	$0.29	$0.48
Income (loss) from discontinued operations	—	—	—	0.04	(0.11)

Net (loss) income	$(0.40)	$0.27	$0.65	$0.33	$0.37
Diluted:
Income (loss) from continuing operations	$(0.40)	$0.27	$0.62	$0.28	$0.46
Income (loss) from discontinued operations	—	—	—	0.04	(0.10)

Net (loss) income	$(0.40)	$0.27	$0.62	$0.32	$0.36
Basic weighted average shares outstanding	22,725	23,086	23,017	22,388	21,902
Diluted weighted average shares outstanding	22,725	23,525	23,948	23,073	22,712

	For the Year Ended
Consolidated Balance Sheet Data, in thousands:	June 28, 2008	June 30, 2007	July 1, 2006	July 2, 2005	July 3, 2004
Cash, restricted cash, and cash equivalents	$21,059	$27,200	$40,360	$56,383	$37,139
Marketable securities	12,131	11,773	27,332	—	—
Marketable securities (long-term portion)	3,512	12,260	11,953	—	—
Working capital	68,462	66,775	81,910	70,378	61,387
Total assets	158,095	150,230	149,656	116,816	100,479
Long-term debt	—	—	—	—	—
Total stockholders' equity	99,789	101,510	100,012	74,339	66,769

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item1A. "Risk Factors" as well as other risks and uncertainties referenced in this Annual Report on Form 10-K.

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

         Revenue Recognition.    We generally recognize revenue upon shipment of product to customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by SAB No. 104, "Revenue Recognition." Credit is not extended to customers and revenue is not recognized until collectibility is reasonably assured. Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period. Revenue from service administered by us that is not covered by a service contract is recognized as the services are provided. In certain instances, we may sell products together with extended warranties or maintenance contracts. The revenue recognized per element is determined by allocating the total sales price to each element, based on the relative fair values in accordance with Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables." Separately priced extended warranty and maintenance products are accounted for over the life of the contract. Unearned revenue is reported on the balance sheet as deferred revenue.

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

        As of June 28, 2008, our accounts receivable balance of $43.3 million is reported net of allowances for doubtful accounts of $2.3 million. We believe our reported allowances at June 28, 2008, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.

         Inventory Reserves.    As a designer and manufacturer of high technology equipment, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of June 28, 2008, our inventory of $33.1 million is stated net of inventory reserves of $2.4 million. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional inventory reserves may be required.

         Fair Value of Financial Instruments.    Carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. Held-to-maturity marketable securities, which are generally comprised of short-duration certificates of deposit or government-backed bonds, are valued at amortized cost which approximates market value. Available-for-sale securities are marked-to-market on a quarterly basis and the associated change is reflected as a component of other comprehensive income (loss), net of tax.

         Product Warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at June 28, 2008, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

         Stock based compensation.    Effective July 3, 2005, we implemented the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 revised ("SFAS No. 123R") and Staff Accounting Bulletin 107 ("SAB 107") for all share-based compensation that was not vested as of July 2, 2005. We adopted SFAS No. 123R using a modified prospective application, as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, we were required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation cost is recognized over the period that an employee provides service in exchange for the award.

        The fair value of each option/stock appreciation rights ("SARs") award is estimated on the date of grant using the Black-Scholes option-pricing model incorporating various assumptions. Expected volatility is determined using both current and historical implied volatilities of the underlying stock which is obtained from public data sources. The expected life of the options is based on historical observations adjusted for the estimated exercise dates of unexercised options/SARS. Additionally, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The average risk-free interest rate is based on the U.S. treasury security rate with a term to maturity that approximates the option's expected life as of the grant date. The forfeiture rate is based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

         Income Taxes.    The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established as necessary to reduce deferred tax assets in the event that realization of the assets is considered unlikely (see Note 11).

        On July 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, ("FIN 48"), "Accounting for Uncertainty in Income Taxes", as discussed more fully below.

        FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period (see Note 11).

Overview

        We research, develop, manufacture, market, sell, distribute, and service lasers and light-based products used to perform aesthetic and cosmetic procedures. We sell our lasers and light-based products principally to medical practitioners. We market our products directly and through a network of distributors to end users. Our traditional customer base includes plastic and cosmetic surgeons and dermatologists. More recently, we have expanded our sales to a broader group of practitioners consisting of general practitioners and certain specialists including obstetricians, gynecologists, and general and vascular surgeons. We generate our revenue from the sale of lasers, light-based devices, and other products, and product-related services.

        We distribute products worldwide through our direct sales force and independent distributors.

        We assemble substantially all of our products in our Wayland, Massachusetts, South Plainfied, New Jersey, and Netanya, Israel facilities in the quarter in which they are shipped, and backlog has not been significant. We experience some seasonal reduction of our product sales in our first fiscal quarter due to the summer holiday schedule of physicians and their patients.

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

        International revenue, consisting of sales from our subsidiaries in the United Kingdom, Germany, France, Italy, Spain, Japan, Israel and Australia, and sales consisting of products shipped from the United States directly to international locations from the United States during the fiscal years ended June 28, 2008, June 30, 2007, and July 1, 2006 represented 62%, 56%, and 54% of total sales, respectively.

        Our fiscal year consists of the 52 or 53-week period ending on the Saturday closest to June 30 of each year. The years ended June 28, 2008, June 30, 2007, and July 1, 2006 contained 52 weeks each, respectively.

Results of Operations

        The following tables set forth selected financial data for the periods indicated, expressed as a percentage of total revenue.

	For the Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Revenue Mix:
Lasers and other products	71.6%	76.2%	81.5%
Product-related services	28.4%	23.8%	18.5%

Total revenue	100.0%	100.0%	100.0%

Gross profit:
Lasers and other product	37.5%	43.0%	44.9%
Product-related services	7.6%	7.5%	4.5%

Total gross profit	45.1%	50.5%	49.4%

Operating expenses:
Selling, general & administrative	47.0%	36.0%	29.7%
Research and development	8.6%	12.2%	5.9%

Total operating expenses	55.6%	48.2%	35.6%

(Loss) income from operations	-10.5%	2.3%	13.8%
Other income, net	0.0%	4.3%	1.2%

(Loss) income before income taxes	-10.5%	6.6%	15.0%
(Benefit from) Provision for income taxes	-4.4%	2.4%	5.0%

Net (loss) income	-6.1%	4.2%	10.0%

Fiscal Year Ended June 28, 2008 Compared to Fiscal Year Ended June 30, 2007

         Revenue.    Revenue for the year ended June 28, 2008 was $148.2 million as compared to $148.6 million in the prior fiscal year. The slight decrease is primarily related to the slowdown in our domestic market that is related to the current economic conditions which has been offset by growth in our international operations as well as our service area.

        International revenue increased approximately $8.3 million over the prior year and accounted for approximately 62% of total revenue for fiscal 2008 as compared to approximately 56% for fiscal 2007. This $8.3 million increase, was net of an approximate $6.3 million decreases in sales in Latin America, which represents approximately a 56% decrease in sales for that region. Sales in Europe increased approximately 31%, representing a $13.3 million increase in Europe as compared to fiscal year 2007. Sales in our Asia Pacific area also had strong growth of approximately $3.9 million.

        Product-related service revenue increased approximately 16% to $42.2 million in fiscal year 2008 from $35.3 million in fiscal year 2007. This increase was consistent with the increase in systems sold over the past few years and increase in renewal contracts.

         Gross Profit.    Gross profit decreased approximately $8.3 million to $66.8 million, or 45.1% of revenue, in fiscal year 2008 from $75.1 million, or 50.5% of revenue, in fiscal year 2007. The decrease in gross profit results from a shift in our revenue mix from domestic sales to more international.

International sales increased to approximately 62% of our overall business in fiscal 2008 as compared to approximately 56% in fiscal year 2007. International sales typically have lower gross margins since a greater proportion of that volume is sold through distributors as compared to domestically which are primarily sold through our direct sales force. Our product related services portion of our revenue increased to 28% of our overall revenue in the current fiscal year as compared to 24% in fiscal year 2007. The product-related services typically carry a lower gross profit than our product revenue. We also encountered certain product reliability problems during fiscal year 2008 that resulted in increased service-related costs, thus eroding such margins further. We believe we have identified the causes of these problems and will be implementing the necessary solutions in future periods.

         Research and Development Expense.    Research and development spending decreased approximately $5.4 million to $12.7 million in fiscal year 2008 as compared to $18.1 million for fiscal year 2007. The decrease was attributable primarily to the completion of approximately $5.7 million of outsourced project-related work which was part of the new-product introduction initiative in the prior fiscal year. As a percentage of revenue, research and development expenses were approximately 8.6% and 12.2% for fiscal years 2008 and 2007, respectively.

         Selling, General and Administrative Expense.    Selling, general and administrative expense increased to approximately $69.6 million or 47.0% of revenue during fiscal year 2008 as compared to $53.6 million or 36.0% during fiscal year 2007. Of the $16.0 million increase legal expenses represent approximately $8.9 million primarily related to our current lawsuits and approximately $2.0 million was due to higher personnel expense for increased headcount and salary increases.

         Other Income/Expense.    Other expense was approximately $1.6 million for the fiscal year ended June 28, 2008, as compared to other income of approximately $3.7 million for the same period ended June 30, 2007. The decrease is primarily due to the Company having recognized a $3.5 million gain on the initial exchange of common stock of Solx, Inc. for cash and common stock of OccuLogix, Inc. during the fiscal year ended 2007, as compared to the recognition of a $2.5 million loss on the other-than-temporary impairment of our holdings of common shares of OccuLogix, Inc. during the fiscal year 2008 (see Note 16).

        The decrease in interest income earned during the fiscal year ended 2008, as compared to the fiscal year ended 2007, is related to a decrease in market interest rates combined with an overall decrease in cash and cash equivalents and in marketable securities.

         Income Taxes.    The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries. The Company recorded a 42% effective tax rate for the fiscal year ended 2008 compared to a 36% effective tax rate for the fiscal year ended 2007. The provision for income taxes for the year ended June 28, 2008 includes the effect of the changing mix of foreign and U.S. pre-tax income (loss), the expiration of the research and experimentation credit, and other permanent items.

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

         Income Taxes.    The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries. The Company recorded a 36% effective tax rate for the year ended June 30, 2007 compared to a 33% effective tax rate for the year ended July 1, 2006. The provision for income taxes for the year ended July 1, 2006, includes a tax provision calculated for taxable income generated at the foreign subsidiaries at rates below that of the United States statutory tax rate.

Liquidity and Capital Resources

        Our cash and cash equivalents, and marketable securities at June 28, 2008 totaled approximately $36.7 million as compared to approximately $51.2 million at June 30, 2007. We continue to have no long-term debt. We believe that the combination of existing cash and cash equivalents, and marketable securities on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, nor that any such required additional capital will be available on reasonable terms, if at all, as it becomes required.

        Cash used by operating activities amounted to approximately $11.7 million for the fiscal year ended 2008 as compared to $7.4 million for the fiscal year ended 2007. This increase in cash used by operating activities was primarily due to our year-to-date net loss, the year-over-year growth in inventory, and the reduction in certain accrued liabilities, offset by changes in other operating assets and liabilities in the normal course of business. The increase in our inventory during the fiscal year ended 2008 results primarily from the addition of two new subsidiaries combined with our new product introductions.

        Cash provided by investing activities amounted to approximately $5.0 million for the fiscal year ended 2008 as compared to $2.2 million for the fiscal year ended 2007. This increase in cash provided by investing activities primarily reflects the net maturities of held-to-maturity investments.

        Cash used by financing activities amounted to approximately $2.2 million for the fiscal year ended 2008 as compared to $8.4 million for the fiscal year ended 2007. The decrease is directly related to the Company repurchasing less of its own equity shares in the fiscal year ended 2008 as compared to the fiscal year ended 2007.

Debt Instruments and Related Covenants

        We maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank's base rate of LIBOR plus 2.25%. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of June 28, 2008 or June 30, 2007.

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

Contractual Obligations

        In August 2000, Candela obtained exclusive license rights to the DCD from The Regents, subject to certain limited license rights of Cool Touch, Inc. ("Cool Touch"), in the following fields of use: procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, a subsidiary of New Star Technology, Inc. obtained a license to the DCD on a co-exclusive basis with Candela, in certain narrower fields of use. Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of Candela. Candela is entitled to one-half of all royalty income payable to The Regents from Cool Touch. Under an amendment to the license agreement, Candela no longer is required by The Regents to negotiate sublicenses to third parties. However, Candela is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use.

        Effective July 3, 2005, we amended certain portions of our agreement with The Regents whereby for the annual license fee of $0.3 million, our royalty obligation was reduced to 3% from its prior level of 6%. The annual fee of $0.3 million was paid by a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of June 28, 2008 was approximately five years. This reduced royalty rate and the amortization of the annual license fee payment is reflected in our financial statements as of June 28, 2008. The unamortized portion of the license fee payment is reflected in prepaid licenses in the June 28, 2008 balance sheet. We recognized royalty expense associated with this patent of approximately $3.3 million for fiscal year 2008.

        Outstanding contractual obligations are reflected in the following table:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Royalty commitments	$3,250	$1,000	$1,250	$500	$500
Operating leases	3,921	1,817	1,621	346	137

Total contractual obligations	$7,171	$2,817	$2,871	$846	$637

        We do not anticipate experiencing any significant increases or decreases in our unrecognized tax benefits within the fiscal year ended 2009. The Company has unrecognized tax benefits of approximately $1.4 million at June 28, 2008.

Recent Accounting Pronouncements

        Information with respect to Recent Accounting Pronouncements may be found in Note 1 of the Notes to Consolidated Financial Statements in this Form 10-K, which information is incorporated herein by reference.

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

        We had three forward exchange contracts outstanding serving as a hedge of our Euro-denominated intercompany receivables in the notional amount of approximately 2.4 million Euros at June 28, 2008. These contracts serve as hedges of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at June 28, 2008 was approximately $3.8 million resulting in a realized loss of approximately $16,000. The loss on the fair value of the derivative contract was largely offset by the gains on the underlying transaction.

Item 8.    Financial Statements and Supplementary Data.

Candela Corporation
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Shareholders and Board of Directors
Candela Corporation
Wayland, Massachusetts

        We have audited Candela Corporation's internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Candela Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Candela Corporation maintained, in all material respects, effective internal control over financial reporting as of June 28, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Candela Corporation as of June 28, 2008 and June 30, 2007, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended June 28, 2008 and our report dated September 11, 2008 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP
Boston, Massachusetts September 11, 2008

 Report of Independent Registered Public Accounting Firm on Financial Statements

Shareholders and Board of Directors
Candela Corporation
Wayland, Massachusetts

        We have audited the accompanying consolidated balance sheets of Candela Corporation as of June 28, 2008 and June 30, 2007 and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended June 28, 2008. We have also audited the schedule listed in the accompanying index for each of the three years in the period ended June 28, 2008. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Candela Corporation at June 28, 2008 and June 30, 2007 and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 11 to the consolidated financial statements, effective July 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109."

        Also, in our opinion, the schedule listed on the accompanying index, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the three years in the period ended June 28, 2008.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Candela Corporation's internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated September 11, 2008, expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP
Boston, Massachusetts September 11, 2008

CANDELA CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per-share data)

	June 28, 2008	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$21,030	$27,152
Restricted cash	29	48
Marketable securities	12,131	11,773
Accounts receivable, net of allowance for doubtful accounts of $2,322 and $1,412 at June 28 and June 30, respectively	43,320	38,455
Notes receivable	728	1,025
Inventories, net	33,141	21,368
Other current assets	9,043	7,136

Total current assets	119,422	106,957
Property and equipment, net	4,027	3,479
Deferred tax assets	8,065	6,146
Goodwill	13,225	10,997
Acquired Intangible assets, net	6,916	8,151
Marketable securities, long-term	3,512	12,260
Other assets	2,928	2,240

Total assets	$158,095	$150,230

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,917	$10,850
Accrued payroll and related expenses	4,680	5,344
Accrued warranty costs, current	5,373	5,486
Sales tax payable	919	1,161
Royalties payable	—	459
Other accrued liabilities	9,257	5,626
Deferred revenue, current	13,614	10,000
Current liabilities of discontinued operations	1,200	1,257

Total current liabilities	50,960	40,183
Deferred tax liability, long-term	2,099	2,659
Accrued warranty costs, long-term	725	2,127
Deferred revenue, long-term	4,522	3,751

Total liabilities	58,306	48,720

Stockholders' equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 26,123,000 and 26,082,000 issued at June 28 and June 30, respectively	261	261
Treasury stock, 3,450,000 and 3,125,000 common shares at June 28 and June 30, respectively, at cost	(24,855)	(22,458)
Additional paid-in capital	73,174	69,466
Accumulated earnings	45,588	54,536
Accumulated other comprehensive income (loss)	5,621	(295)

Total stockholders' equity	99,789	101,510

Total liabilities and stockholders' equity	$158,095	$150,230

The accompanying notes are an integral part of the consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the years ended June 28, 2008, June 30, 2007, and July 1, 2006

(in thousands, except per share data)

	2008	2007	2006
Revenue
Lasers and other products	$106,050	$113,225	$121,838
Product-related service	42,168	35,332	27,628

Total revenue	148,218	148,557	149,466
Cost of sales
Lasers and other products	50,452	49,303	54,748
Product-related service	30,968	24,191	20,869

Total cost of sales	81,420	73,494	75,617

Gross profit	66,798	75,063	73,849
Operating expenses:
Selling, general and administrative	69,636	53,562	44,297
Research and development	12,705	18,146	8,879

Total operating expenses	82,341	71,708	53,176

(Loss) income from operations	(15,543)	3,355	20,673
Other income (expense):
Interest income	1,628	2,719	1,748
Other income (expense), net	(1,645)	3,725	(19)

Total other income (expense)	(17)	6,444	1,729

(Loss) income before income taxes	(15,560)	9,799	22,402
(Benefit from) provision for income taxes	(6,489)	3,543	7,468

Net (loss) income	$(9,071)	$6,256	$14,934

Net (loss) income per share of common stock
Basic	$(0.40)	$0.27	$0.65

Diluted	$(0.40)	$0.27	$0.62

Weighted average shares outstanding:
Basic	22,725	23,086	23,017
Diluted	22,725	23,525	23,948
Net (loss) income	$(9,071)	$6,256	$14,934
Other comprehensive (loss) income:
Foreign currency translation adjustment	5,139	246	521
Reclassified loss on available-for-sale securities, net of tax	777	—	—
Unrealized loss on available-for-sale securities, net of tax	—	(777)	—

Comprehensive (loss) income	$(3,155)	$5,725	$15,455

The accompanying notes are an integral part of the consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Stockholders' Equity

For the years ended June 28, 2008, June 30, 2007, and July 1, 2006

(in thousands)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Accumulated Earnings
	Shares	Amount		Shares	Amount			Total
Balance July 2, 2005	24,764	$248	$54,027	(2,250)	$(12,997)	$33,346	$(285)	$74,339
Sale of common stock under stock plans	1,150	11	8,111					8,122
Net income						14,934		14,934
Stock-based compensation expense			1,285					1,285
Tax beneifit of stock exercise			811					811
Currency translation adjustment							521	521

Balance July 1, 2006	25,914	259	64,234	(2,250)	(12,997)	48,280	236	100,012
Sale of common stock under stock plans	168	2	841					843
Treasury stock activity—purchase of shares				(875)	(9,461)			(9,461)
Net income						6,256		6,256
Stock-based compensation expense			4,125					4,125
Tax beneifit of stock exercise			266					266
Unrealized loss on available-for-sale securities, net of tax							(777)	(777)
Currency translation adjustment							246	246

Balance June 30, 2007	26,082	261	69,466	(3,125)	(22,458)	54,536	(295)	101,510
Sale of common stock under stock plans	41		194					194
Treasury stock activity—purchase of shares				(325)	(2,397)			(2,397)
Net loss						(9,071)		(9,071)
Cumulative effect of adoption of FIN 48						123		123
Stock-based compensation expense			3,502					3,502
Tax beneifit of stock exercise			12					12
Reclassified loss on available-for-sale securities, net of tax							777	777
Currency translation adjustment							5,139	5,139

Balance June 28, 2008	26,123	$261	$73,174	(3,450)	$(24,855)	$45,588	$5,621	$99,789

The accompanying notes are an integral part of the consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Cash Flows

For the years ended June 28, 2008, June 30, 2007, and July 1, 2006

(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(9,071)	$6,256	$14,934
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Loss on other-than-temporary impairment of investment	2,546	—	—
Gain on exchange of stock	—	(3,540)	—
Share-based compensation expense	3,502	4,125	1,285
Depreciation and amortization	2,959	1,631	571
Provision for bad debts	3,053	989	1,241
Provision for deferred taxes	(3,160)	45	(2,399)
Change in restricted cash	19	118	33
Other non-cash items	(71)	(144)	95
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,351	(4,943)	(681)
Notes receivable	(310)	586	(844)
Inventories	(10,892)	(4,702)	(3,561)
Other current assets	321	(266)	75
Other assets	3	(977)	(2,684)
Accounts payable	1,723	(10,376)	3,593
Accrued payroll and related expenses	(950)	(438)	882
Deferred revenue	3,323	3,422	2,243
Accrued warranty costs	(1,696)	(2,016)	620
Income taxes payable	136	(2,921)	(779)
Other accrued liabilities	(4,451)	5,732	(238)

Net cash (used for) provided by operating activities	(11,665)	(7,419)	14,386

Cash flows from investing activities:
Purchases of property and equipment	(1,780)	(763)	(715)
Maturities of held-to-maturity marketable securities	21,347	37,014	4,369
Cash proceeds from exchange of stock	—	994	—
Purchases of held-to-maturity marketable securities	(14,250)	(17,706)	(43,654)
Acquisition of business, net of cash acquired	—	(15,986)	—
Acquisition of intangible assets	(324)	(1,380)	—

Net cash (used for) provided by investing activities	4,993	2,173	(40,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock	194	843	8,122
Purchase of treasury stock	(2,397)	(9,461)	—
Benefits of tax effects from exercise of stock options	12	266	811

Net cash (used for) provided by financing activities	(2,191)	(8,352)	8,933

Effect of exchange rates on cash and cash equivalents	2,741	556	492

Net decrease in cash and cash equivalents	(6,122)	(13,042)	(16,189)
Cash and cash equivalents at beginning of period	27,152	40,194	56,383

Cash and cash equivalents at end of period	$21,030	$27,152	$40,194

Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	1,115	5,451	9,834
Noncash investing and financing activities:
Stock acquired on exchange of Solx, Inc. investment	$—	$2,546	$—

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1.     Description of Business and Summary of Significant Accounting Policies

         Description of Business.    Candela Corporation ("the Company" or "Candela") is involved in the development and commercialization of advanced aesthetic laser systems that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions.

         Basis of Consolidations.    The financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

         Reclassifications.    Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact on operating income.

        The following table details the affect of the reclassification on the June 30, 2007 balance sheet to conform to the June 28, 2008 presentation relative to accounts payable and other accrued liabilities.

(in thousands)	June 30, 2007 Originally Reported	Reclassification	June 30, 2007 Reclassified
Accounts payable	$6,922	$3,928	$10,850
Other accrued liabilities	9,554	(3,928)	5,626

         Fiscal Years.    The Company's fiscal year ends on the Saturday nearest June 30. The years ended June 28, 2008, June 30, 2007, and July 1, 2006 each contain 52 weeks.

         Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, receivables valuation, valuation of investments, inventory valuation, depreciable lives of fixed assets, valuation of goodwill and acquired intangibles, income taxes, stock-based compensation, and accrued warranties. On an ongoing basis, management evaluates its estimates. Actual results could differ materially from those estimates.

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

         Marketable Securities.    The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies substantially all of its marketable securities as held-to-maturity as the Company has the intent and ability to hold them to maturity. Held-to-maturity debt securities are reported at amortized cost which approximates fair value. The Company had classified its investment in Occulogix, Inc, as available-for-sale. As such, prior to its other-than-temporary impairment as described in Note 16, this investment was marked-to-market on a quarterly basis and the associated unrealized gain or loss reflected as a component of other comprehensive income (loss), net of tax.

        Current held-to-maturity marketable securities include investments that are expected to mature in more than three months and up to twelve months. Long-term investments have remaining maturities of one to three years.

         Accounts Receivable and Notes Receivable.    The Company's trade accounts receivable and notes receivable are primarily from sales to end users, leasing companies, and distributors servicing the medical device market, and reflect a broad domestic and international customer base. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

        The Company's policy is to maintain reserves for potential losses resulting from the inability of our customers to make required payments. These reserves are charged to bad debts expense. The Company determines the adequacy of this allowance by regularly reviewing the aging of its accounts and notes receivable and evaluating the individual customer's balances considering the customer's financial condition, historical experience credit history and current economic conditions. Credit assessments are established through a process of reviewing the financial history and stability of each customer prior to inception of the sale. Where appropriate, the Company will obtain credit rating reports and financial statements of customers when determining or modifying their credit limits. When a customer's account balance becomes past due, the Company will initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, the Company will record an allowance to reduce the related receivable to the amount the Company expects to recover given all information presently available. The Company will also provide a general reserve based on the aging of the accounts and notes receivable based on historical experiences of write-offs.

         Fair Value of Financial Instruments.    Carrying amounts of the financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. Held-to-maturity marketable securities, which are generally comprised of short-duration certificates of deposit or government-backed bonds, are valued at amortized cost which approximates market value. Available-for-sale securities, if any, are marked-to-market on a quarterly basis and the change is reflected as a component of other comprehensive income (loss), net of tax.

         Derivative Instruments and Hedging Activity.    The Company enters into financial instruments to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency forward contracts. The Company recognizes all derivative instruments as either assets or liabilities in the statements of financial position and measures those instruments at fair value. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders' equity as a component of other comprehensive income (loss) or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged.

        The Company's foreign currency forward contracts may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and does not anticipate nonperformance by any counter-party. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

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

        We had three forward exchange contracts outstanding serving as an economic hedge of our Euro-denominated intercompany receivables in the notional amount of approximately 2.4 million Euros at June 28, 2008. These contracts serve as hedges of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at June 28, 2008 was approximately $3.8 million resulting in a realized loss of approximately $16,000. The loss on the fair value of the derivative contract was largely offset by the gains on the underlying transaction. These contracts do not qualify for hedge accounting.

         Inventories.    Inventories are stated at the lower of cost (first-in, first-out method) or market, using a standard costing system which includes material, labor and manufacturing overhead Standard costs are monitored and updated as necessary, to reflect the changes in raw material costs and labor and overhead rates.

        As a designer and manufacturer of high technology equipment, the Company is exposed to a number of economic and industry factors that could result in portions of inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in markets, the Company's ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from suppliers. The Company's policy is to establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company's products and market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $33.1 million as of June 28, 2008 and $21.4 million as of June 30, 2007 is stated net of inventory reserves of $2.4 million and $2.1 million, respectively. If actual demand for the Company's products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required.

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

         Prepaid license fees.    Prepaid license fees are amortized over the term of the related contract (Note 9).

         Goodwill, Acquired Intangible Assets and Long-Lived Assets.    Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair values of net identifiable assets on the date of our purchase.

        Intangible assets with indefinite useful lives, including goodwill, are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important, on an overall Company basis, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value. To conduct these tests of goodwill and indefinite-lived intangible assets, the fair value of the reporting unit is compared to its carrying value. If the reporting unit's carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models.

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

Revenue Recognition.

         Product sales—The Company generally recognizes revenue upon shipment of product to customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). SAB 104 requires that at the time revenue is recognized persuasive evidence of an arrangement exists; delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. Circumstances which generally preclude the immediate recognition of revenue include shipping terms of FOB destination. In these instances, revenue is deferred until adequate documentation is obtained to ensure that the delivery criteria have been fulfilled. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale. Unearned revenue is reported on the balance sheet as deferred income.

         Service—Revenue from the sale of service contracts is deferred and recognized on a straight-line basis over the contract period. Revenue from service administered by the Company that is not covered by a service contract is recognized as the services are provided.

         Multiple-element arrangements—In certain instances, the Company may sell products together with extended warranties or maintenance contracts. The revenue recognized per element is determined by allocating the total sales price to each element, based on the relative fair values in accordance with Emerging Issues Task Force (EITF) 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue for extended warranty and maintenance contracts are recognized on a straight line basis over the life of the contract. Unearned revenues are reported on the balance sheet as deferred revenue.

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

         Advertising Costs.    Advertising costs are expensed as incurred and are included as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Advertising costs were approximately $0.7 million for each of the fiscal year ended 2008 and 2007, respectively, and approximately $0.9 million for the fiscal year ended 2006.

         Shipping and handling costs.    The Company reports shipping and handling costs in both sales and the related costs as cost of sales to the extent they are billed to customers. In all other instances they are reflected as a component of cost of sales.

         Stock-based compensation.    Effective July 3, 2005, the Company implemented the fair value recognition provisions of SFAS 123 revised ("SFAS 123R") and Staff Accounting Bulletin 107 ("SAB 107") for all share-based compensation. The Company adopted SFAS 123R using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

        The application of SFAS 123R and SAB 107 during the years ended June 28, 2008, June 30, 2007 and July 1, 2006 resulted in the recognition of share-based compensation expense of approximately $3.5 million, $4.1 million and $1.3 million, respectively, attributable to stock options/Stock appreciation rights ("SARs") inclusive of approximately $22,000, $35,000, and $56,000, respectively, attributable to the employee stock purchase plan.

        This expense was divided between operating expense cost centers based upon the functional responsibilities of the individual holding the respective options as follows:

(in thousands)	For the year ended June 28, 2008	For the year ended June 30, 2007	For the year ended July 1, 2006
Selling, general and administrative	$3,191	$3,154	$1,016
Research and development	(14)	640	258
Cost of sales	325	330	11

	$3,502	$4,124	$1,285

        The fair value of each option/SARs award is estimated on the date of grant using the Black-Scholes option-pricing model incorporating the assumptions noted in the following table. Expected volatility is determined using both current and historical implied volatilities of the underlying stock which is obtained from public data sources. The expected term of the options is based on historical observations adjusted for the estimated exercise dates of unexercised options/SARs. Additionally, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The average risk-free interest rate is based on the U.S. treasury security rate with a term-to-maturity that approximates the option's expected life as of the grant date. The forfeiture rate is based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        As of June 28, 2008, there was approximately $3.9 million of total unrecognized compensation cost related to non-vested stock options/SARs granted under the Company's incentive plans. This cost is expected to be recognized over a weighted-average period of 1.68 years.

        The amount of cash received from the exercise of stock options for the fiscal year ended June 28, 2008, June 30, 2007 and July 1, 2006 was approximately $0.1 million, $0.5 million and $7.8 million for stock options/SARs, respectively, and approximately $0.1 million, $0.3 million and $0.3 million for the employee stock purchase plan, respectively. The actual tax benefit realized from the tax deductions resulting from option exercises totaled approximately $21,000 for the fiscal year ended 2008, and approximately $0.3 million and $0.8 million for the fiscal years ended 2007 and 2006, respectively.

	For the year ended June 28, 2008	For the year ended June 30, 2007	For the year ended July 1, 2006
Risk-free interest rate	2.24% to 4.59%	4.59% to 5.125%	5.125%
Estimated volatility	53% to 62%	63% to 73%	72%
Expected life for SARs (years)	2.5 to 5.0	2.5 to 5.0	3.39
Expected dividend yield	—	—	—

        The weighted average grant-date fair value per share of SARs granted, calculated using the Black-Scholes option-pricing model, was $4.90 in fiscal year 2008. No options were granted in fiscal year 2008.

        The weighted average grant-date fair value per share of SARs granted, calculated using the Black-Scholes option-pricing model, was $6.77 in fiscal year 2007. No options were granted in fiscal year 2007.

        The weighted average grant-date fair value per share of SARs granted, calculated using the Black-Scholes option-pricing model, was $7.97 in fiscal year 2006. No options were granted in fiscal year 2006.

         Income Taxes.    The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established as necessary to reduce deferred tax assets in the event that realization of the assets is considered unlikely (see Note 11).

        On July 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, ("FIN 48"), "Accounting for Uncertainty in Income Taxes", as discussed more fully below.

        FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period (see Note 11).

         Foreign Currency Translation.    The local currency is the functional currency of the Company's subsidiaries. The activity of the Company's foreign subsidiaries is translated into United States dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Assets and liabilities are translated into United States dollars at current exchange rates, while income and expense items are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising from translation of the subsidiary balance sheets are accumulated as a separate component of stockholders' equity. Net exchange-related gains resulting from foreign currency transactions were approximately $0.2 million for the year ended June 28, 2008 and approximately $0.1 million for the years ended June 30, 2007 and July 1, 2006, respectively. The aforementioned net gains are included in other income (expense) in the respective fiscal years.

         Earnings Per Share ("EPS").    Basic EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options, warrants, restricted shares, and SARs using the treasury stock method.

        The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:

(in thousands, except per share data)	June 28, 2008	June 30, 2007	July 1, 2006
Shares used in the calculation of Basic earnings per share	22,725	23,086	23,017
Effect of dilutive securities:
Stock options/SAR's	—	439	931

Diluted shares used in the calculation of earnings per share	22,725	23,525	23,948

        During the fiscal year ended June 28, 2008, potential common shares consisting of all shares issuable upon exercise of stock options/SARs have been excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

        During the years ended June 30, 2007 and July 1, 2006, options/SARs to purchase 1.1 million and 0.1 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

         Comprehensive Income (Loss).    The Company computes comprehensive income (loss) in accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. For the periods presented, other comprehensive income (loss) includes the effect of foreign currency translation and the unrealized gain (loss), net of taxes, on its marketable securities.

        For purposes of comprehensive income (loss) disclosures, we do not record tax provisions or benefits for the net changes in foreign currency translation adjustment as we intend to permanently reinvest undistributed earnings of our foreign subsidiaries.

        The following table summarizes the components of accumulated other comprehensive income:

(in thousands)	June 28, 2008	June 30, 2007
Foreign currency translation adjustment	$5,621	$482
Unrealized loss on available-for-sale securities, net of income taxes	—	(777)

Accumulated other comprehensive income (loss)	$5,621	$(295)

         Concentration of Risk.    Financial instruments that are subject to credit risk primarily consist of cash and cash equivalents, marketable securities, commercial paper and accounts receivable. The Company places its cash and cash equivalents and held-to-maturity marketable securities in established financial institutions. Deposits in the financial institutions may exceed the amount of insurance provided on such deposits. The Company believes the financial institutions are financially sound and, accordingly, minimal credit risk exists. The Company invests in high quality debt securities.

        The Company's sales are to end users, leasing companies, and distributors servicing the medical device market, and reflect a broad domestic and international customer base. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. The

Company maintains an allowance for potential losses. No single customer accounted for 10% of the Company's total net sales or accounts and notes receivable.

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

        The Company depends on a single vendor for Alexandrite rods used to manufacture the GentleLASE® and AlexTriVantage™ systems. These products accounts for a significant portion of total revenues.

Recent Accounting Pronouncements.

        In April 2008, the FASB finalized Staff Position ("FSP") No. 142-3, Determination of the Useful Life of Intangible Assets. The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of the pending adoption of FSP 142-3 on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of the pending adoption of SFAS No. 161 on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised "R"), Business Combinations. This standard changes the accounting for business combinations by requiring that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition related transaction costs, the valuation of any non-controlling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to acquisition date, and the recognition of changes in the acquirer's income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS No. 141(R) on our consolidated financial statements. The accounting treatment related to pre-acquisition uncertain tax positions will change when SFAS No. 141(R) becomes effective, which will be in first quarter of our fiscal year 2010. At such time, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price.

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact of SFAS No. 159 on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. FAS 157-1, Application of SFAS No. 157 to SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under SFAS No. 13, and FSP No. FAS 157-2, Effective Date of SFAS No. 157. Collectively, the FSPs defer the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, for non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS 157. We are currently evaluating the impact of the pending adoption of SFAS 157 on our consolidated financial statements.

2.     Marketable Securities

        Marketable securities consist of the following:

	June 28, 2008			June 30, 2007
(in thousands)	Net Carrying Amount	Fair Value	Unrealized gain (loss)	Net Carrying Amount	Fair Value	Unrealized loss
Short-term (Held-to-maturity):
Government-backed securities	$9,000	$9,055	$55	$6,999	$6,988	$(11)
Certificates of deposit	3,131	3,134	3	3,476	3,459	(17)

	12,131	12,189	58	10,475	10,447	(28)
Short-term (Available-for-sale):
Equity investments, original cost of $2,546 (Note 16)	—	—	—	1,298	1,298	—

Total marketable securities, short-term	$12,131	$12,189	$58	$11,773	$11,745	$(28)

Long-term (Held-to-maturity):
Government-backed securities	$2,000	$2,014	$14	$9,993	$9,974	$(19)
Certificates of deposit	1,512	1,502	(10)	2,267	2,247	(20)

Total marketable securities, long-term	$3,512	$3,516	$4	$12,260	$12,221	$(39)

        Held-to-maturity investments at June 28, 2008 reach maturity as follows:

	Fiscal Year Ended
(in thousands)	2009	2010	Total
Government-backed securities	$9,000	$2,000	$11,000
Certificates of deposit	3,131	1,512	4,643

	$12,131	$3,512	$15,643

3.     Inventories

        Inventories consist of the following:

(in thousands)	June 28, 2008	June 30, 2007
Raw materials	$13,720	$8,377
Work in process	1,635	2,657
Finished goods	17,786	10,334

	$33,141	$21,368

4.     Property and Equipment

        Property and equipment consist of the following:

(in thousands)	June 28, 2008	June 30, 2007
Leasehold improvements	$1,014	$1,014
Office furniture	718	662
Computers, software, and other equipment	11,845	10,044

	$13,577	$11,720
Less: accumulated depreciation and amortization	(9,550)	(8,241)

Property and equipment, net	$4,027	$3,479

        Depreciation expense was approximately $1.3 million, $1.0 million, and $0.6 million for the fiscal years ended 2008, 2007, and 2006, respectively.

5.     Intangible Assets

        Goodwill and acquired intangible assets consist of the following:

(in thousands)	June 28, 2008	June 30, 2007
Goodwill	$13,225	$10,997

Intangible assets with finite lives:
Patents	$3,128	$2,804
Developed technology	6,009	6,009

	9,137	8,813

Accumulated amortization:
Patents	(886)	(328)
Developed technology	(1,335)	(334)

	(2,221)	(662)

Intangible assets with finite lives, net	$6,916	$8,151

        The changes in the carrying amount of goodwill for the fiscal year ended 2008 are as follows:

(in thousands)
Balance as of June 30, 2007	$10,997
Purchase accounting adjustments	(401)
Effect of foreign currency adjustments	2,629

Balance at June 28, 2008	$13,225

        Patents are being amortized over periods ranging from five to six years. Developed technologies are being amortized over 6 years.

        Amortization expense on acquired intangible assets was approximately $1.6 million and $0.7 million for the fiscal years ended 2008 and 2007, respectively. There was no amortization expense associated with acquired intangible assets for the fiscal year ended 2006.

        Amortization expense associated with acquired intangibles is expected to be approximately $1.6 million for each of the fiscal years ended 2009 through 2012, inclusive, and approximately $0.8 million for the fiscal year ended 2013.

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

        This acquisition was accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of March 6, 2007. Fair-value of the intangible assets were based on valuations using an income approach with estimates and assumption provided by the management of Inolase and Candela. The excess of the purchase price over the fair value of tangible assets, identified intangible assets, and liabilities assumed was recorded as goodwill.

        Based upon the valuations, the final purchase price was allocated as follows:

(in thousands)
Goodwill	$10,596
Identifiable intangible assets	7,433
Inventory	214
Accounts receivable & other assets	390
Accounts payable and accrued expenses	(248)
Deferred tax liability	(1,375)
Other liabilities	(201)

Total purchase price allocation	$16,809

        None of the goodwill or intangible assets acquired in the acquisition is deductible for income tax purposes. As a result, and in accordance with SFAS 109, Income Taxes, we recorded in the purchase accounting a deferred tax liability of approximately $1.4 million, equal to the tax effect of the amount of the acquired intangible assets other than goodwill.

        This transaction resulted in $10.6 million of purchase price that exceeded the estimated fair values of tangible and intangible assets and liabilities, all of which was allocated to goodwill. We believe that such excess in purchase price for accounting purposes was warranted by certain factors, including: 1) the potential to facilitate up-sell and cross-sell opportunities for our products with that of Inolase; 2) the potential to exploit reduced pain applications across our existing and future products; and 3) the potential to leverage Inolase intellectual property into home use applications.

7.     Warranty Reserve

        The following table reflects changes in the Company's accrued warranty account during the fiscal years ended June 28, 2008, June 30, 2007, and July 1, 2006:

(in thousands)	2008	2007	2006
Beginning balance	$7,613	$9,629	$8,645
Incremental accruals on current sales	6,764	5,722	8,323
Amortization of prior-period accruals	(8,279)	(7,738)	(7,339)

Ending balance	$6,098	$7,613	$9,629

8.     Deferred Revenue

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

        The following table reflects changes in the Company's deferred revenue during the fiscal years ended June 28, 2008 and June 30, 2007:

(in thousands)	2008	2007
Beginning balance	$13,751	$10,329
Deferral of new sales	19,552	13,918
Recognition of previously deferred revenue	(15,167)	(10,496)

Ending balance	$18,136	$13,751

        The following table reflects the Company's current and long-term portions of deferred revenues for the fiscal years ended June 28, 2008 and June 30, 2007:

(in thousands)	2008	2007
Total service contract revenue	$18,136	$13,751
Less: current portion	(13,614)	(10,000)

Long-term pertion of deferred revenue	$4,522	$3,751

9.     Debt, Lease and Other Obligations

         Line of Credit.    The Company has a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank's base rate or LIBOR plus 2.25 percent. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is unsecured. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of June 28, 2008 or June 30, 2007.

         Restricted Cash.    A financing company used by customers has limited recourse with the Company on a small number of product leases. As such, the Company has placed approximately $29,000 and $48,000 in restricted funds at this institution as collateral as of June 28, 2008 and June 30, 2007, respectively. This restricted cash represents the entire exposure under these agreements.

         Operating Lease Commitments.    The Company leases several facilities and automobiles under non-cancelable lease arrangements. The facility leases may be adjusted for increases in maintenance and insurance costs above specified levels. In addition, certain facility leases contain escalation provisions based on certain inflationary indices. These operating leases expire in various years through fiscal year 2016. These leases may be renewed for periods ranging from one to five years.

        Total outstanding lease commitments are reflected in the following table as of June 28, 2008:

(in thousands)	Amount
2009	$1,817
2010	1,043
2011	578
2012	245
2013	101
Thereafter	137

Total minimum lease payments	$3,921

        Total facilities-related rent expense was approximately $1.5 million, $1.2 million and $0.9 million in fiscal years 2008, 2007, and 2006, respectively.

         Royalty.    In August 2000, the Company obtained through an amended license agreement the with Regents of the University of California ("Regents"), the exclusive license rights to the Dynamic Cooling Device subject to certain limited license rights of Cool Touch, Inc. ("Cool Touch") in the following fields of use: procedures that involve skin resurfacing and rejuvenation, vascular skin lesions, and laser hair removal. Cool Touch, a subsidiary of New Star Technology, Inc. obtained a license to the DCD on a co-exclusive basis with the Company in certain narrower fields of use. Cool Touch is restricted in its ability to assign its license rights to certain existing competitors of the Company. The Company is entitled to one-half of all royalty income payable to the Regents from Cool Touch. Under the amended agreement, the Company no longer is required by the Regents to negotiate sublicenses to third parties. However, the Company is entitled to one-half of all royalties due from any other entity that licenses the DCD technology from the Regents in other fields of use.

        Effective July 3, 2005, the Company amended certain portions of their agreement with the Regents whereby for the annual license fee of $0.3 million, the Company's royalty obligation was reduced to 3% from its prior level of 6%. The annual fee of $0.3 million was paid by a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of June 28, 2008 was approximately seven years. This reduced royalty rate and the amortization of the annual license fee payment is reflected in the Company's financial statements for fiscal years 2008, 2007 and 2006, respectively. The unamortized portion of the license fee payment is reflected in both other current assets and in other assets in the June 28, 2008 and June 30, 2007 balance sheets, respectively. The Company recognized royalty expense of $3.4 million, $3.3 million and $3.6 million for the fiscal years ended 2008, 2007 and 2006, respectively.

        The outstanding contractual obligations relating to future minimum royalties payable to the Regents are reflected in the following table as of June 28, 2008:

(in thousands)
2009	$1,000
2010	1,000
2011	250
2012	250
2013	250
Thereafter	500

Total minimum royalty payments	$3,250

10.   Stockholders' Equity

  Stock Plans

  1990 Candela Corporation Employee Stock Purchase Plan

        The 1990 Employee Stock Purchase Plan (the "Purchase Plan") provides for the sale of up to 1.5 million shares of common stock to eligible employees. The shares are issued at 85% of the market price on the last day of semi-annual periods. Substantially all full-time employees are eligible to participate in the Purchase Plan. At June 28, 2008 there were approximately 640,000 shares available for sale.

        The following is a summary of shares issued under the Purchase Plan:

Fiscal Year	Number of Shares	Per-share Price Range
2006	25,001	$12.50 to $13.25
2007	33,978	$10.00 to $10.75
2008	21,142	$4.75

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

        There were approximately 1.5 million stock-based SARs granted during the fiscal year ended June 28, 2008. The SARs granted to employees become exercisable ratably over one to four years, while the SARs granted to directors become exercisable over two years.

        There were approximately 3.7 million outstanding options/SARs at June 28, 2008 with a weighted-average exercise price of $8.97 per share, an aggregate intrinsic value of less than $1,000, and a weighted-average remaining contractual term of 7.95 years. None of the options/SARs outstanding at June 28, 2008 had cash settlement features.

        There were approximately 1.7 million of exercisable options/SARs at June 28, 2008 with a weighted-average exercise price of $10.61 per share, an aggregate intrinsic value of less than $1,000, and a weighted-average remaining contractual term of 6.54 years.

        The total intrinsic value of options exercised during the fiscal years ended 2008 and 2007 was approximately $0.2 million and $0.6 million, respectively.

        There were approximately 1.0 million SARs available to grant at June 28, 2008.

        The following is a summary of stock option/SARs activity under the Plans:

	Number of Shares	Option Prices	Weighted Exercise Price per Share
Balance at July 2, 2005	2,484,560		$7.48
Granted	550,000	$15.33 to $22.00	$15.69
Exercised	(1,061,557)	$1.95 to $11.98	$6.97
Forfeited and expired	(8,015)	$5.59 to $10.93	$10.33

Balance at July 1, 2006	1,964,988
Granted	1,115,000	$11.53 to $15.95	$12.15
Exercised	(133,238)	$1.56 to $10.93	$3.68
Forfeited and expired	(71,467)	$9.90 to $15.95	$15.18

Balance at June 30, 2007	2,875,283
Granted	1,455,930	$2.92 to $7.45	$4.90
Exercised	(20,180)	$4.67 to $5.59	$4.68
Forfeited and expired	(511,351)	$2.75 to $15.95	$11.92

Balance at June 28, 2008	3,799,682

11.   Income Taxes

        The components of our (benefit from) provision for income before income taxes consist of the following:

	For the Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
(Loss) income before income taxes:
Domestic	$(16,266)	$7,684	$20,645
Foreign	706	2,115	1,757

	$(15,560)	$9,799	$22,402

Provision for (benefit from) income taxes:
Current provision:
Federal	$(4,077)	$2,488	$8,173
State	(200)	244	735
Foreign	948	766	952

Total current (benefit from) provision for income taxes	(3,329)	3,498	9,860

Deferred provision (benefit)
Federal	(2,565)	319	(1,409)
State	(95)	28	(173)
Foreign	(500)	(302)	(810)

Total deferred (benefit from) provision for income taxes	(3,160)	45	(2,392)

Total (benefit from) provision for income taxes	$(6,489)	$3,543	$7,468

        The components of the Company's deferred tax assets and liabilities consist of the following:

(in thousands)	June 28, 2008	June 30, 2007
Deferred Tax Asset—Current
Bad debt reserve	$771	$489
Inventory valuation reserves	1,389	978
Deferred revenue	404	990

Total Deferred Tax Asset—Current	$2,564	$2,457

Deferred Tax Asset—Noncurrent
Accrued warranty reserve	$2,079	$2,381
Restructuring reserve	131	165
Share-based compensation	3,447	2,214
Depreciation & amortization	180	198
State tax credit carryforwards	549	524
State net operating losses	182	—
Foreign net operating losses	943	708
Other	554	48

	8,065	6,238
Less: Valuation reserve	0	(92)

Total Deferred Tax Asset—Noncurrent	$8,065	$6,146

Deferred Tax Liability—Noncurrent
Depreciation & amortization	$2,099	$2,178
Deferred gain	—	481

Total Deferred Tax Liability—Noncurrent	$2,099	$2,659

        The reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	June 28, 2008	June 30, 2007	July 1, 2006
Statutory rate	(35)%	35%	35%
State income taxes	(1)%	2%	2%
Difference between foreign and US tax rates	1%	(1)%	(2)%
Resolution of income tax audits and other adjustments for uncertain tax positions	(3)%	0%	0%
Benefit from foreign sales credits	0%	0%	(2)%
Other reconciling items	(4)%	0%	0%

Effective tax rate	(42)%	36%	33%

        As of June 28, 2008, the Company has no valuation allowance against deferred tax assets. As of June 30, 2007, the Company had no valuation allowance against deferred tax asset in the United States, but had a valuation allowance of approximately $0.1 million in Israel. In accounting for the deferred tax asset, the Company has relied on historical data to determine the necessity of providing a valuation allowance. Under the requirements of SFAS No. 109, "Accounting for Income Taxes," the Company believes it is more likely than not that the deferred tax assets, unless otherwise noted, will be fully utilized against future income taxes.

        At June 28, 2008, the Company had available research and development tax credits of approximately $0.5 million for state income tax purposes:

(in thousands)	Available	Expires
Fiscal 2000	$249	June 2015
Fiscal 2002	109	June 2017
Fiscal 2003	17	June 2018
Fiscal 2005	25	June 2020
Various	149	No expiration

Total	$549

        At June 28, 2008, the Company had the following foreign net operating losses available to it:

(in thousands)	Available	Expires
Germany	$821	No Expiration
Israel	2,153	No Expiration
United Kingdom	121	No Expiration

Total	$3,095

        No amount for U.S. income tax has been provided on undistributed earnings of the Company's foreign subsidiaries because the Company considers the approximately $8.1 million of accumulated foreign earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credit carry forwards may be available to reduce some portion of the U.S. tax liability, if any.

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

        Upon adoption, the gross liability for unrecognized tax benefits at July 1, 2007 was approximately $1.9 million, inclusive of interest and penalties and, if recognized, would favorably affect the Company's effective tax rate. In addition, consistent with the provisions of FIN 48, certain reclassifications were made to the balance sheet, including the reclassification of $0.4 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

        The reconciliation of the total amounts of unrecognized tax benefits at June 30, 2007 and June 28, 2008 is as follows:

Amount
Balance at July 1, 2007	$1,853
Additions based on tax positions related to the current year	116
Additions for tax positions of prior years	10
Reductions for positions of prior years	(554)
Settlements	(25)

Balance at June 30, 2008	$1,400

        The Company's policy to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes did not change upon the adoption of FIN 48. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the overall income tax provision. As of June 28, 2008 and June 30, 2007, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions, respectively. In each of the fiscal years ended June 28, 2008 and June 30, 2007, the Company recognized approximately $0.1 million in interest and penalties, respectively.

        The Company files income tax returns in the United States on a federal basis, in many U.S. state jurisdictions, and in certain foreign jurisdictions. The three most significant tax jurisdictions are the U.S., Spain, and Japan. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The 2006 and 2007 fiscal tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2004 through 2007 fiscal tax years remain subject to examination by the appropriate governmental agencies for Spanish and Japanese tax purposes, respectively.

        We do not anticipate experiencing any significant increases or decreases in our unrecognized tax benefits within the fiscal year ended 2009.

12.   Segment, Geographic and Major Customer Information

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

Geographic data

        Geographic information for fiscal 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
Revenue:
United States	$87,490	$96,214	$105,273
Intercompany	32,873	27,039	21,612

	120,363	123,253	126,885
Japan	17,598	20,333	20,586
Spain	25,665	21,322	15,913
Germany	3,915	3,162	3,088
France	6,633	4,502	3,404
Italy	1,691	2,033	1,202
UK	1,658
Israel	337	858	—
Australia	3,231	133	—

	181,091	175,596	171,078
Elimination	(32,873)	(27,039)	(21,612)

Consolidated total	$148,218	$148,557	$149,466

Income (loss) from operations:
United States	$(15,355)	$3,321	$20,057
Europe	1,396	996	861
Japan	1,085	1,260	906
All others	(2,215)	(354)
Elimination	(454)	(1,868)	(1,151)

Consolidated total	$(15,543)	$3,355	$20,673

Geographic identification of property and equipment:
United States	$3,322	$3,002	$2,979
All others	705	477	323

Consolidated total	$4,027	$3,479	$3,302

        United States revenue includes export sales to unaffiliated companies located principally in Europe, the Asia-Pacific region and Latin America, which approximated $31.3 million, $31.9 million, and $35.9 million in fiscal years 2008, 2007, and 2006, respectively.

13.   Employee Benefit Plans

        The Company offers a 401(k) Plan which allows eligible United States employees to make tax-deferred contributions, a portion of which are matched by the Company. The Company may make discretionary matching contributions to the Plan in an amount determined by its Board of Directors. Company contributions vest ratably with three years of employment and amounted to $0.4 million, $0.5 million, and $0.4 million for the fiscal years ended 2008, 2007, and 2006, respectively.

14.   Discontinued Operations

        At June 28, 2008, the discontinued skin care segment had a net liability of approximately $1.2 million consisting primarily of the reserve for future occupancy costs on the Boston facility of approximately $0.4 million and deferred gift certificate revenue of approximately $0.8 million. There were no revenues or expenses from discontinued operations in fiscal 2008, fiscal 2007, or fiscal 2006.

15.   Legal Proceedings

        The Company is currently involved in three litigation matters with Palomar Medical Technologies, Inc. ("Palomar").

  •
  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent No. 5,735,844. Palomar seeks compensatory and treble damages, as well as attorneys' fees and injunctive relief. In November, 2006, the Company answered the complaint by denying Palomar's allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that United States patent No. 5,595,568 ("the '568 Patent") is either invalid, or products manufactured by the Company do not infringe the '568 Patent, or both. In November, 2006, Palomar filed an answer denying the Company's counterclaim. In February, 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the '568 patent, and to allege that additional Candela products infringe the '568 Patent. Palomar's motion to amend its Complaint was granted in August of 2007. In February of 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company's motion to amend its complaint was granted in March of 2007. Palomar filed a general denial response to Candela's Amended Answer and Counterclaim in March of 2007. In August of 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definition of the disputed claim term of a patent. Pre-trial fact discovery has ended and the parties are in the midst of exchanging expert reports. No trial date has been established.

  •
  On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395, and 6,743,222. The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys' fees and an injunction against Palomar to prevent Palomar's continuing infringement. The Company served its complaint on Palomar in August, 2006. In October, 2006, the Company amended the Company's suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October, 2006, Palomar answered the Company's amended complaint by denying the Company's allegations and asserting an affirmative defense of inequitable conduct with respect to the '395 patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the '395 and '222 patents or that such patents are invalid. In November, 2006, the Company answered the counterclaim by denying Palomar's allegations. In February, 2008, Palomar filed a request for re-examination of the Company's 6,743,222 patent with the United States Patent and Trademark Office ("PTO"). In March, 2008, the PTO granted re-examination. In June, 2008, the Court stayed the case until the PTO rules on the re-examination.

  •
  In December, 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division, asserting that Palomar infringes one or more claims of United States patents Nos: 5,810,801, 6,659,999 and 6,120,497. The Company seeks compensatory and treble damages for past infringement, as well as attorneys' fees and an injunction against Palomar from future infringement. In January, 2007, Palomar answered the complaint by denying the Company's allegations and filing a declaratory judgment motion seeking a court ruling that it does not infringe such patents and/or that such patents are invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts. In February, 2007, the Company added Massachusetts General Hospital as a party to its action. The Court denied Palomar's motion to transfer the case to Massachusetts. The parties have completed pre-trial fact discovery, and are preparing for the September 29, 2008 trial.

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

        On April 2 and April 22, 2008, respectively, two substantially similar putative class action lawsuits, entitled Western Pa. Elec. Employees Pension Fund, et al., 1:08-cv-10551-DPW ("Western Pa.") and Caballero v. Candela Corp., et al., Civ. No. 1:08-cv-10673-DPW ("Caballero"), were filed against Candela and two of its officers in the United States District Court for the District of Massachusetts purporting to assert claims for violations of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and reasonable costs and expenses. On June 2, 2008, plaintiffs in the Western Pa. case formally moved for consolidation and the appointment of lead plaintiff and lead counsel. On July 10, 2008, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On August 25, 2008, lead plaintiff filed a consolidated amended complaint. The consolidated and amended complaint purports to be brought on behalf of all open-market purchasers of Candela common stock from November 1, 2005 through August 21, 2006 and alleges that Candela made certain false and misleading statements to investors expressing optimism regarding its financial condition and failed to disclose (i) the possibility that Palomar, one of Candela's leading competitors, would initiate patent enforcement litigation against Candela and (ii) that Candela was purportedly losing market share to its competitors. The Company believes the case is without merit and intends to defend against it vigorously.

        On February 19, 2008, Cardiofocus, Inc. ("Cardiofocus") filed suit against the Company and eight other companies in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent 6,547,780, 6,159,203 and 5,843,073. Cardiofocus seeks compensatory and treble damages, as well as attorneys' fees and injunctive relief. On April 21, 2008, the Company answered Cardiofocus' complaint and asserted a variety of counterclaims against Cardiofocus.

        On April 16, 2008, a shareholder derivative action entitled Forlenzo v. Puorro, et al., Civ. No. 08-1532, was filed in Middlesex County, Massachusetts Superior Court against the individual members of Candela's board of directors and certain of its current and former officers purporting to assert claims for breach of fiduciary duty and related claims arising out of allegations similar to those asserted in the class action litigation discussed above. The complaint seeks on behalf of Candela, among other things, damages, restitution, and injunctive relief. The Company is considering what action to take in response.

16.   Other Income

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

        The value of the shares of OccuLogix, Inc. was included in Candela's marketable securities at June 30, 2007 as they were considered available-for-sale securities in accordance with SFAS 115. The temporary differences between cost and fair value were presented in the consolidated financial statements in accumulated other comprehensive income within stockholders' equity, net of any related tax effect. At December 29, 2007, in the opinion of management, the value of the investment in the common shares of OccuLogix sustained an other-than-temporary impairment due to its consistent decline in value and public notification that the security was at risk of being delisted from the NASDQ exchange. As such, the Company recognized an associated $2.5 million loss.

17.   Quarterly Results of Operations (unaudited)

	Quarter Ended
2008 (in thousands, except per-share data)	First	Second(1)	Third	Fourth
Revenue	$35,473	$36,081	$38,891	$37,773
Gross Profit	17,276	16,716	17,459	15,347
Net income (loss)	187	(4,550)	(2,056)	(2,652)
Earnings (loss) per common share:
Basic	$0.01	$(0.20)	$(0.09)	$(0.12)

Diluted	$0.01	$(0.20)	$(0.09)	$(0.12)

	Quarter Ended
2007 (in thousands, except per-share data)	First(2)	Second	Third	Fourth
Revenue	$33,474	$37,406	$38,690	$38,987
Gross profit	17,425	17,778	19,740	20,120
Net income (loss)	4,419	1,024	1,540	(727)
Earnings (loss) per common share:
Basic	$0.19	$0.04	$0.07	$(0.03)

Diluted	$0.18	$0.04	$0.07	$(0.03)

(1)
Includes $2.5 million loss on the other-than-temporary impairment of its investment in OccuLogix, Inc. See Note 16.

(2)
Includes $3.5 million gain on exchange of Solx, Inc. common stock. See Note 16.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not Applicable

Item 9A.    Controls and Procedures.

  (a)
  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        We have established disclosure controls and procedures ("Disclosure Controls") to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Principal Financial Officer, realizes that no control system can prevent all possibilities of error or fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

        As of the end of the period covered by this Form 10-K, management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation included consideration of the controls, processes and procedures that comprise our internal control over financial reporting. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of June 28, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

  (b)
  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 28, 2008, based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        Based on our assessment, management determined that the Company's internal controls over financial reporting as of June 28, 2008 were effective.

        The Company's external auditors, BDO Seidman, LLP, an independent registered public accounting firm, have issued an audit report on their assessment of the Company's internal control over financial reporting.

  (c)
  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There was no change in our internal control over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ GERARD PUORRO Gerard Puorro President and Chief Executive	/s/ ROBERT E. QUINN Robert E. Quinn Vice President of Finance, Treasurer, Corporate Controller and Principal Financial Officer September 11, 2008

Item 9B.    Other Information

        None.

Part III

        Notwithstanding anything to the contrary contained herein, in no event are the sections "Audit Committee Report" to be incorporated by reference herein from the Company's definitive proxy statement for the Company's 2008 annual meeting of stockholders.

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item concerning the directors and executive officers of the Company is incorporated by reference herein from the information contained in the sections entitled "Election of Directors", "Occupations of Directors" and "Executive Officers" in our definitive proxy statement (the "Definitive Proxy Statement") for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Candela's fiscal year ended June 28, 2008.

        The information required by this item concerning compliance with Section 16(a) of the Exchange Act required under this item is incorporated herein by reference from the information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement.

        The information required by this item concerning the Company's Code of Ethics that applies to all directors, officers, and employees of the Company is incorporated by reference from the information contained in the section entitled "Code of Business Conduct and Ethics" in the Definitive Proxy Statement.

        The information required by this item concerning the Company's audit committee is incorporated by reference from the information contained in the section entitled "Meetings of the Board of Directors and Committees Thereof" in the Definitive Proxy Statement.

Item 11.    Executive Compensation.

        The information required by this item concerning executive compensation is incorporated herein by reference from the information contained in the section entitled "Compensation and Other Information Concerning Directors and Officers" in the Definitive Proxy Statement.

        The information required by this item concerning securities authorized for issuance under the equity compensation plans is incorporated by reference from the information contained in the section entitled "Equity Compensation Plan Information" in the definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item concerning certain relationships and related transactions is incorporated herein by reference from the information contained in the section entitled "Certain Relationships and Related Transactions" in the Definitive Proxy Statement.

        The information required concerning director independence is incorporated by reference from the information contained in the section entitled "Meetings of the Board of Directors and Committees Thereof" in the Definitive Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item concerning principal accountant fees and services is incorporated herein by reference from the information contained in the section entitled "Accounting Fees" in the Definitive Proxy Statement.

 SCHEDULE II

CANDELA CORPORATION

Valuation and Qualifying Accounts

For the years ended June 28, 2008, June 30, 2007, and July 1, 2006

(In thousands)	Balance at Beginning of Period	Additions Charged to Income	Deductions from Reserves	Balance at End of Period
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts:
Year ended June 28, 2008	$1,412	$3,053	$2,143	$2,322
Year ended June 30, 2007	1,830	989	1,407	1,412
Year ended July 1, 2006	2,065	1,241	1,475	1,831
Reserve for inventory
Year ended June 28, 2008	$2,088	$3,225	$2,911	$2,402
Year ended June 30, 2007	2,487	2,602	3,001	2,088
Year ended July 1, 2006	1,920	2,340	1,773	2,487
Reserve for discontinued operations
Year ended June 28, 2008	$447	$—	$86	$361
Year ended June 30, 2007	447	—	—	447
Year ended July 1, 2006	995	—	548	447

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
The following Consolidated Financial Statements, Notes thereto and Report of Independent Registered Public Accounting Firm are set forth under Item 8:

(1)
Consolidated Financial Statements:

  (2)
  Consolidated Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	74

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

        (3)   Exhibits:    Except as otherwise noted, the following documents are incorporated by reference from the Company's Registration Statement on Form S-1 (File Number 333-78339) or filed herewith:

3.1	Certificate of Incorporation, as amended
3.2(9)	By-laws of the Company, as amended and restated
10.1(1)	1985 Incentive Stock Option Plan
10.2(2)	1987 Stock Option Plan
10.2.1(2)	1989 Stock Plan
10.2.2(3)	1990 Employee Stock Purchase Plan
10.2.3(3)	1990 Non-Employee Director Stock Option Plan
10.2.4(7)	1993 Non-Employee Director Stock Option Plan
10.2.5(13)	1998 Amended and Restated Stock Plan
10.2.6(18)	1998 Second Amended and Restated Stock Plan
10.2.7**	1998 Third Amended and Restated Stock Plan
10.3(7)	Lease for premises at 526 Boston Post Road, Wayland, Massachusetts.
10.4(7)	Lease for premises at 530 Boston Post Road, Wayland, Massachusetts.
10.5(7)	Patent License Agreement between the Company and Patlex Corporation effective as of July 1, 1988.
10.6(4)	License Agreement among the Company, Technomed International, Inc. and Technomed International S.A. dated as of December 20, 1990.
10.7(5)	License Agreement between the Company and Pillco Limited Partnership effective as of October 1, 1991.
10.8(8)	Distribution Agreement between the Company and Cryogenic Technology Limited, dated October 15, 1993.
10.9(10)	Asset Purchase Agreement between the Company and Derma-Laser, Limited and Derma-Lase, Inc. dated June 23, 1994.

10.10(11)	Letter Agreement between the Company and Fleet Bank dated February 13, 1997.
10.10.1(11)	Amendment to Letter Agreement between the Company and Fleet Bank dated December 15, 1998.
10.12*(14)	Amended and Restated License Agreement between the Company and The Regents of the University of California for Dynamic Skin Cooling Method and Apparatus effective as of August 11, 2000.
10.12.1*(15)	Settlement Agreement dated August 11, 2000 by and among the Company, the Regents of the University of California, and Cool Touch, Inc.
10.13(12)	Note and Warrant Purchase Agreement, dated as of October 15, 1998 by and among the Company, Massachusetts Capital Resource Company, William D. Witter and Michael D. Witter.
10.13.1(12)	Form of Note delivered to the Company in the aggregate principal amount of $3,700,000 to Massachusetts Capital Resource Company, William D. Witter and Michael D. Witter.
10.13.2(12)	Form of Common Stock Purchase Warrant to purchase an aggregate of 370,000 shares of the Company's Common Stock delivered to Massachusetts Capital Resource Company, William D. Witter and Michael D. Witter.
10.14	Amended and Restated Employment Agreement dated as of April 5, 2007, between Candela Corporation and Gerard E. Puorro
10.14.1(19)	Executive Employment, Non-competition and Non-disclosure Agreement
10.15(19)	Senior Officer Executive Retention Agreement
10.16(19)	Amended and Restated Employment Agreement between Candela Corporation and Gerard E. Puorro
10.17(19)	Executive Retention Agreement with Gerard E. Puorro
21.1**	Subsidiaries of the Company
23.1**	Consent of BDO Seidman, LLP (Independent Registered Public Accounting Firm)
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
99.1(16)	McKesson Medical-Surgical Inc. Distribution Agreement
99.2(17)	First Amendment to the Amended and Restated License Agreement by and between The Regents of the University of California and Candela Corporation

*
Portions of the exhibit have been omitted and filed separately with the SEC in reliance upon the Company's request for confidential treatment pursuant to Rule 24b-2.

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

(13)
Previously filed as Appendix A to the Company's Schedule 14A, filed December 28, 2002, and incorporated herein by reference.

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

(16)
Previously filed as an exhibit to Form 10-K for the fiscal year ended July 2, 2005 and incorporated by reference

(17)
Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended December 31, 2005 and incorporated by reference

(18)
Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated by reference

(19)
Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended December 29, 2007 and incorporated by reference

(c)
The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 15(a)(3) above, other than exhibits 32.1 and 32.2, which the Company hereby furnishes.

(d)
The Company hereby files, as part of this Form 10-K, the consolidated financial Statement schedules listed in Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANDELA CORPORATION
By:	/s/ GERARD E. PUORRO Gerard E. Puorro, President,Chief Executive Officer and Director September 11, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERARD E. PUORRO Gerard E. Puorro	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 11, 2008
/s/ ROBERT E. QUINN Robert E. Quinn	Vice President of Finance, Treasurer, Corporate Controller and Principal Financial Officer	September 11, 2008
/s/ KENNETH D. ROBERTS Kenneth D. Roberts	Chairman of the Board of Directors	September 11, 2008
/s/ NANCY NAGER Nancy Nager	Director	September 11, 2008
/s/ DOUGLAS W. SCOTT Douglas W. Scott	Director	September 11, 2008
/s/ BEN BAILEY, III Ben Bailey, III	Director	September 11, 2008
/s/ GEORGE ABE George Abe	Director	September 11, 2008

EXHIBIT INDEX

10.2.7	1998 Third Amended and Restated Stock Plan
21.1	Subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP, (Independent Registered Public Accounting Firm)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350