Form 10-K/A
period 2008-06-28
CANDELA CORP /DE/
filed 2008-10-27
CIK 793279

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

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is an large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act)

Yes ☐	No ☒

The aggregate market value of our voting stock held by non-affiliates was approximately $125,875,893 on December 29, 2007 based on the last reported sale price of our common stock on the NASDAQ Stock Market on that day.  As of September 9, 2008, 22,868,829 shares of the registrant’s common stock, $.01 par value per share, were issued and outstanding.  As of October 13, 2008, 22,835,433 shares of the registrant’s common stock, $.01 par value per share, were issued and outstanding.

EXPLANATORY NOTE

This amendment to the registrant’s Annual Report on Form 10-K for the year ended June 28, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on September 11, 2008 (the “Original Filing”), is being filed solely to amend Part III and Part IV of the Original Filing.

This amendment does not reflect events occurring after the filing of the Original Filing, and is not intended to modify or update the disclosures therein or the exhibits filed therewith in any way, except as set forth herein.

PART III

Item 10.         Directors and Executive Officers and Corporate Governance.

DIRECTORS

The following table sets forth the names, ages and positions held with Candela Corporation (the “Company”) of the current members of the Board of Directors (the “Board of Directors”) of the Company.  The Board of Directors has nominated such Directors for reelection as Directors of the Company at the next annual meeting of the Company’s stockholders.  Each Director has indicated his or her willingness to serve if reelected.

Name	Age	Position
George A. Abe (2)(3)	47	Director
Ben Bailey III (1)(3)	59	Director
Nancy E. Nager (1)(2)(3)	57	Director
Gerard E. Puorro (4)	61	President, Chief Executive Officer and Director
Kenneth D. Roberts (1)(3)	75	Chairman of the Board of Directors
Douglas W. Scott (1)(2)(3)	62	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating Committee.

(4)	Member of the Option and SAR Committee.

Further information with respect to the Board of Directors is set forth below.

Mr. Abe has been a Director of the Company since January 2003.  Mr. Abe has been President and Chief Executive Officer of Cambridge Research and Instrumentation (“CRI”), a provider of diagnostic imaging solutions for life science and medical research, since June 2003.  From February 2002 until June 2003, Mr. Abe was a Vice President of CRI.  From May 1997 to November 2001, Mr. Abe held Vice President positions in Strategy, Development and Marketing with Genuity (formerly GTE), an internet infrastructure service provider.  Prior to that, Mr. Abe held several technical and management positions with BBN Corp, a high technology and services company.

Mr. Bailey has been a Director of the Company since January 2003.  Mr. Bailey has been a Vice President of Massachusetts Capital Resource Company, a source of risk capital for Massachusetts businesses, since May 1985.  From June 1976 until May 1985, Mr. Bailey held a number of positions (most recently as a Vice President) with the High Technology Lending Group at Bank of Boston.  From June 1974 until June 1976, Mr. Bailey was employed at Chemical Bank in New York.  Mr. Bailey served on the National Science Foundation’s Advisory Committee for Smaller Business Industrial Innovation (SBIR) from June 1995 to April 2001.

Ms. Nager has been a Director of the Company since February 1999. Ms. Nager has been the Principal and Chief Executive Officer of SBSC, Inc., formerly known as SBS Consulting, Inc. and Specialized Health Management, Inc., a privately-held behavioral healthcare and medical billing corporation, since 1990. From 1976 until 1990, Ms. Nager held a number of positions in nursing and hospital administration (most recently as Chief Operating Officer) with Charles River Hospital, a private psychiatric facility in Wellesley, Massachusetts. From 1990 until 1993, Ms. Nager also provided corporate level consulting to Community Care Systems, Inc., the parent company of Charles River Hospital.

Mr. Puorro has been a Director of the Company since September 1991.  Mr. Puorro has been President and Chief Executive Officer of the Company since April 1993.  From December 1992 until April 1993, Mr. Puorro was Senior Vice President, Chief Financial Officer and Chief Operating Officer of the Company, and from April 1989 until December 1992, Mr. Puorro was Senior Vice President and Chief Financial Officer of the Company.  Prior to joining the Company, Mr. Puorro was Vice President and Controller at Massachusetts Computer Corporation, a manufacturer of micro-supercomputers.

Mr. Roberts has been a Director of the Company since August 1989 and Chairman of the Board of Directors since November 1991.  Mr. Roberts has been an independent management consultant since January 1989.  From November 1992 until June 1995, Mr. Roberts was employed on a part-time basis as Vice President and Chief Financial Officer of Foster Miller, Inc., an engineering services company.  From July 1986 until December 1988, Mr. Roberts was Vice President, Treasurer and Chief Financial Officer of Massachusetts Computer Corporation, a manufacturer of micro-supercomputers.  Prior to that, Mr. Roberts was Senior Vice President and Treasurer of Dynatech Corporation (now named Acterna Corporation), a provider of diversified high technology products and services.

Mr. Scott has been a Director of the Company since September 1991.  Mr. Scott has been a partner at Phildius, Kenyon & Scott, a health care consulting and investment firm, since 1985.  From 1989 until June 2008, Mr. Scott was the President, Chief Operating Officer and a Director of Avitar, Inc., a publicly-held health care company.  From December 1989 until April 1991, Mr. Scott was Chief Executive Officer of Avitar, Inc.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions held with the Company of the current executive officers of the Company.

Name	Age	Position
Jay D. Caplan	46	Chief Operating Officer
Dennis S. Herman	58	Senior Vice President, North American Sales
Dr. James C. Hsia	62	Chief Technical Officer
Paul R. Lucchese	42	Senior Vice President, General Counsel, and Secretary
Gerard E. Puorro	61	President, Chief Executive Officer, and Director
Robert E. Quinn	54	Vice President, Finance, Corporate Controller, and Treasurer

Executive officers are appointed to serve at the discretion of the Board of Directors.  There are no family relationships among any of the executive officers or Directors of the Company.

Mr. Caplan was appointed Chief Operating Officer in November 2007.  Prior to joining the Company, Mr. Caplan was Chief Technology Officer of InfraReDx, Inc., a developer of photonic-based medical devices, from September 2001 to November 2007, and Vice President of Operations at Thermo Cardiosystems, Inc., a supplier of ventricular devices for heart failure, from December 1999 to May 2001.  From 1988 to 2000, Mr. Caplan held a number of positions (most recently as Vice President of Operations) in marketing, finance, and international at the Company.  Mr. Caplan holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology and an M.B.A., with distinction, from the Wharton School of The University of Pennsylvania.  He is an inventor on both issued and pending patents, and is the author of several peer-reviewed publications in medical journals.

Mr. Herman was appointed Senior Vice President, North American Sales, in April 2004.  From October 2001 until April 2004, Mr. Herman was Vice President, North American Sales, of the Company and from February 1999 until October 2001, Mr. Herman was Eastern Regional Sales Manager of the Company.  Prior to joining the Company, Mr. Herman was Vice President of Sales at Palomar Medical Technologies, Inc., a medical device company, from August 1997 to December 1998 and National Sales Manager of Spectrum Medical Technologies, a medical device company that was acquired by Palomar Medical Technologies, from March 1991 to August 1997.

Dr. Hsia was appointed Chief Technology Officer in January 2004.  From March 2003 until January 2004, Dr. Hsia was a Director of the Company.  Prior to joining the Company, Dr. Hsia was President and Co-Founder of Lasersharp Corporation, a developer of fiber laser products for the telecom and film industries, from July 2000 to January 2003.  From 1985 until July 2000, Dr. Hsia was Senior Vice President of Research and Development of the Company.  Dr. Hsia has twenty-five years of experience in photonics product development and medical devices.  Dr. Hsia holds a B.S. in Physics and an M.S. and a Ph.D. in Nuclear Engineering from the Massachusetts Institute of Technology, specializing in plasma physics and controlled fusion.

Mr. Lucchese was appointed Senior Vice President, General Counsel, and Secretary in July 2007.  From July 2006 until July 2007, Mr. Lucchese was Vice President, General Counsel, and Secretary of the Company.  Prior to joining the Company, Mr. Lucchese was the General Counsel of Aspect Software, Inc., a developer of customer interaction management hardware and software, from December 1998 to November 2005.  Mr. Lucchese holds a M.B.A. from Suffolk University, a J.D. from the University of Dayton School of Law, and a B.A. from Providence College.

Mr. Quinn was appointed Vice President, Finance, Corporate Controller and Treasurer in August 2008 and acting Chief Financial Officer in April 2007.  From October 2003 until August 2008, Mr. Quinn was Corporate Controller and Treasurer of the Company.  Prior to joining the Company, Mr. Quinn was Corporate Controller of Ezenia! Inc., a provider of real-time collaboration, from December 1999 to June 2003, Vice President of Finance of Vantage Travel, a provider of travel and tourism services, from April 1999 to December 1999, a consultant to Gamma Graphix, a business specializing in color management, from September 1998 to April 1999, Director of Finance of Genus, Inc., a semiconductor capital equipment manufacturer, from February 1996 to September 1998, Vice President and Chief Financial Officer of ACSYS, Inc., a provider of professional staffing solutions, from February 1994 to February 1996, and held the positions of Vice President, Corporate Controller and Manager of Accounting and Financial Systems at Atex Publishing Systems, a subsidiary of Kodak providing software to the publishing industry, from November 1986 to February 1994.

LEGAL PROCEEDINGS

On April 2 and April 22, 2008, respectively, two substantially similar putative class action lawsuits, entitled Western Pa. Elec. Employees Pension Fund, et al., 1:08-cv-10551-DPW (“Western Pa.”) and Caballero v. Candela Corp., et al., Civ. No. 1:08-cv-10673-DPW, were filed against the Company and two of its officers in the United States District Court for the District of Massachusetts purporting to assert claims for violations of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and reasonable costs and expenses.  On June 2, 2008, plaintiffs in the Western Pa. case formally moved for consolidation and the appointment of lead plaintiff and lead counsel.  On July 10, 2008, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed.  On August 25, 2008, the lead plaintiff filed a consolidated amended complaint.  The consolidated and amended complaint purports to be brought on behalf of all open-market purchasers of the Company’s Common Stock from November 1, 2005 through August 21, 2006 and alleges that the Company made certain false and misleading statements to investors expressing optimism regarding its financial condition and failed to disclose (i) the possibility that Palomar Medical Technologies, Inc., one of the Company’s competitors, would initiate patent enforcement litigation against the Company and (ii) that the Company was purportedly losing market share to its competitors.

On April 16, 2008, a stockholder derivative action entitled Forlenzo v. Puorro, et al., Civ. No. 08-1532, was filed in Middlesex County, Massachusetts Superior Court against the individual members of the Company’s Board of Directors and certain of its current and former officers purporting to assert claims for breach of fiduciary duty and related claims arising out of allegations similar to those asserted in the class action litigation discussed above.  The complaint seeks, on behalf of the Company, among other things, damages, restitution, and injunctive relief.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Directors, executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership with the SEC.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all such filings.  Based on its review of the copies of such filings, if any, and written representations from certain Reporting Persons received by it with respect to the fiscal year ended June 28, 2008, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended June 28, 2008, except that Mr. Caplan failed to timely file one Initial Statement of Beneficial Ownership on Form 3 of Securities and one Statement of Changes in Beneficial Ownership on Form 4.  Mr. Caplan subsequently filed the necessary Form 3 and Form 4.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics that applies to all Directors, officers (including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Controller), and employees of the Company.  The Company has posted its Code of Business Conduct and Ethics to the “Investor Relations” section of its website at www.candelalaser.com.

PROCEDURES BY WHICH STOCKHOLDERS MAY RECOMMEND NOMINEES TO THE BOARD OF DIRECTORS

The Company has not changed the procedures by which its stockholders may recommend nominees to the Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(2)(iv) or Item 407(C)(3) of Regulation S-K.

Stockholders may communicate with the Board of Directors by sending proposals, recommendations for nomination and other communications (each a “Submission”) to:

Candela Corporation

530 Boston Post Road

Wayland, Massachusetts  01778

Attention: Paul R. Lucchese, Secretary

Each Submission should bear a clear notation indicating that it is a “Stockholder – Director Communication.”

The Secretary of the Company will make copies of all such Submissions and circulate them to the Board of Directors or the appropriate committee thereof.  In order to avoid uncertainty as to the date on which a Submission was received by the Company, the Company suggests that proponents send Submissions by Certified Mail – Return Receipt Requested.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Company has a standing Audit Committee, of which Mr. Roberts, Mr. Bailey, Mr. Scott and Ms. Nager are members.

The Audit Committee reviews all financial functions of the Company, including matters relating to the appointment, compensation and activity of the Company’s independent registered public accounting firm.  The Audit Committee met seven times during the fiscal year ended June 28, 2008.  The Board of Directors has determined that Mr. Roberts and Mr. Bailey are audit committee financial experts and that all members of the Audit Committee are independent directors (as defined in NASDAQ Stock Market Rule 4200(a)(15)).  The Audit Committee operates under a written charter adopted by the Board of Directors and amended at a meeting of the Audit Committee on January 26, 2004.  The Company has posted the charter to the “Investor Relations” section of its website at www.candelalaser.com.

Item 11.         Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Pursuant to the authority delegated by the Board of Directors, the Company’s compensation program is administered by the Compensation Committee, which consists of Mr. Scott, Mr. Abe and Ms. Nager.  All three members of the Compensation Committee are independent directors (as defined in NASDAQ Stock Market Rule 4200(a)(15)).  Each year the Compensation Committee determines the compensation of the Chief Executive Officer and the other executive officers, including approval of annual base salaries and bonuses as well as the grant of stock options and SARs.  The Compensation Committee operates under a written charter adopted by the Board of Directors on February 11, 2005.  The Company has posted the charter to the “Investor Relations” section of its website at www.candelalaser.com.

Objectives of the Company’s Compensation Program

The objectives of the Company’s compensation program are:

•                  to maximize stockholder value; and

•                  to enhance the Company’s profitability.

To achieve these objectives, the Company’s compensation program is designed:

•                  to integrate compensation with the Company’s annual and long-term performance goals;

•                  to reward strong revenue growth, operating results, and earning performance;

•                  to reward individual initiative, achievement and hard work; and

•                  to assist the Company in attracting and retaining qualified executive officers and employees.

Elements of Executive Compensation

In fiscal 2007, the Compensation Committee directly engaged Mercer Human Resource Consulting (“Mercer”) as its compensation consultant.  Mercer reviewed the compensation of senior management at the Company and at the Company’s peer group (the “Peer Group”), which consisted of:

•                  Arthrocare Corporation;

•                  Aspect Medical Systems, Inc.;

•                  Cardiac Science Corporation;

•                  Cutera, Inc.;

•                  Cyberonics, Inc.;

•                  Cynosure, Inc.;

•                  Home Diagnostics, Inc.;

•                  Intralase Corporation;

•                  Intuitive Surgical, Inc.;

•                  Palomar Medical Technologies, Inc.;

•                  Sonosite, Inc.;

•                  Thoratec Corporation;

•                  Volcano Corporation; and

•                  Zoll Medical Corporation.

Mercer then assisted the Compensation Committee with the design of the Company’s compensation program, which is comprised of the following elements:  (i) cash compensation in the form of annual base salary and bonus; (ii) long-term incentive compensation in the form of SARs; (iii) severance benefits; and (iv) perquisites and other benefits.  The following table sets forth the primary purpose of each of these elements.

Element	Purpose
Cash Compensation – Base Salary	•	to assist the Company in attracting and retaining qualified executive officers and employees
Cash Compensation – Bonus	•	to integrate compensation with the Company’s annual performance goals
	•	to reward strong revenue growth, operating results, and earning performance
	•	to reward individual initiative, achievement and hard work
	•	to assist the Company in attracting and retaining qualified executive officers and employees
Long-Term Incentive Compensation – SARs	•	to integrate compensation with the Company’s long-term performance goals
	•	to reward strong revenue growth, operating results, and earning performance
	•	to assist the Company in attracting and retaining qualified executive officers and employees
Severance Benefits	•	to assist the Company in attracting and retaining qualified executive officers and employees
Perquisites and Other Benefits	•	to assist the Company in attracting and retaining qualified executive officers and employees

Cash Compensation – Base Salary.  The Compensation Committee reviews each executive officer’s base salary annually.  The Compensation Committee fixes each executive officer’s base salary at a level that is comparable to those of senior executives with comparable qualifications, experience and responsibilities at the Company’s Peer Group.  In addition, each executive officer’s base salary reflects (i) the Company’s performance compared to its Peer Group and (ii) the executive officer’s performance.

Cash Compensation – Bonus.  The Compensation Committee has established an Executive Bonus Plan (the “Executive Bonus Plan”) to provide participating executive officers with the opportunity to earn bonus compensation upon the achievement of certain performance objectives.  The Compensation Committee selects participants in the Executive Bonus Plan and establishes their performance objectives and target bonus compensation annually.

In fiscal 2008, each participant’s performance objectives were tied to the achievement of (i) target levels of consolidated pre-tax profits (“Target Profits”) and (ii) individual metrics.  The following table sets forth percentages of Target Profits and the corresponding target bonus compensation (expressed as a percentage of the participant’s base salary) that a participant could receive pursuant to the Executive Bonus Plan.

	Target Bonus Compensation (as percentage of base salary)
% of Target Profits	Participants Other than the Chief Executive Officer	Chief Executive Officer
80%	0.0%	0.0%
81%	1.0%	1.5%
82%	2.0%	3.0%
83%	3.0%	4.5%
84%	4.0%	6.0%
85%	5.0%	7.5%
86%	6.0%	9.0%
87%	7.0%	10.5%
88%	8.0%	12.0%
89%	9.0%	13.5%
90%	10.0%	15.0%
91%	11.0%	16.5%
92%	12.0%	18.0%
93%	13.0%	19.5%
94%	14.0%	21.0%
95%	15.0%	22.5%
96%	16.0%	24.0%
97%	17.0%	25.5%
98%	18.0%	27.0%
99%	19.0%	28.5%
100%	30.0%	45.0%
101% and up	Add 1.5% for each 1.0% increase in Target Profits	Add 2.25% for each 1.0% increase in Target Profits

As illustrated in the table, the Company does not pay any bonuses to participants unless it achieves a threshold level of 81% of Target Profits.  In fiscal 2008, the Company did not achieve this threshold and therefore none of its executive officers earned any bonus compensation.

Long-Term Incentive Compensation – SARs.  The Company has established the 1998 Stock Plan, pursuant to which it has granted equity awards to executive officers and other employees.  In fiscal 2008, the Compensation Committee granted equity awards in the form of SARs.  Please see the section entitled Executive Compensation – Grants of Plan Based Awards for additional information regarding such grants.  Prior to fiscal 2006, the Compensation Committee also granted equity awards in the form of stock options.  The 1998 Stock Plan expired on September 18, 2008.

The Company has also established the 2008 Stock Plan, subject to approval and adoption by the Company’s stockholders.  Pursuant to the 2008 Stock Plan, the Company may grant equity awards (which may include SARs, stock options, restricted stock awards and RSUs) to executive officers and other employees.  The Compensation Committee will administer the 2008 Stock Plan.

The Compensation Committee considers equity compensation to be an integral part of a competitive compensation package and an important mechanism to align the interests of the Company’s management with those of the Company’s stockholders.  The Compensation Committee grants equity awards to integrate compensation with the Company’s long-term performance goals, to reward strong revenue growth, operating results, and earning performance, and to assist the Company in attracting and retaining qualified executive officers and employees, thereby helping the Company to maximize stockholder value and to enhance its profitability.

The Compensation Committee generally grants SARs to executive officers and other employees based on the Company’s performance and the recipient’s level of seniority, in each case at a level that is comparable to equity awards granted to executive officers and other employees at the Company’s Peer Group.  The Compensation

Committee also considers such factors as individual initiative, achievement and performance and individual equity holdings (including the exercise price, vesting, and the then current value of unvested options and SARs).

The Compensation Committee determines the exercise price, vesting period, and expiration date for SARs and stock options at the time of grant.  Freestanding SARs and “incentive stock options” have an exercise price not less than the fair market value of the underlying Common Stock on the date of grant.  SARs and stock options generally become exercisable based upon a vesting schedule tied to years of future service to the Company.  SARs and stock options generally expire 10 years from their date of grant (5 years for incentive stock options granted to 10% or more stockholders).

The value realizable from exercisable SARs and stock options depends on the extent to which the Company’s performance is reflected in the market price of the Company’s Common Stock at any particular point in time.  Therefore, executive officers and other employees are rewarded economically only to the extent that the Company’s stockholders also benefit through stock price appreciation in the market.

Severance Benefits.  The Company has entered into employment agreements with its executive officers that provide for, among other things, certain severance benefits, the material terms of which are described below in the section entitled Additional Disclosure to Summary Compensation Table and Grants of Plan-Based Awards – Employment Agreements and Arrangements and Potential Payments upon Termination or Change-in-Control.  The Compensation Committee believes that these agreements assist the Company in attracting and retaining qualified executive officers, thereby helping the Company to achieve its objective of maximizing stockholder value and enhancing the Company’s profitability.

Perquisites and Other Benefits.  In addition to the main elements of compensation discussed above, the Company’s executive officers are eligible for the same welfare and defined benefits as are generally available to the Company’s other employees.  These benefits include medical and dental insurance, short- and long-term disability insurance, life and accidental death insurance, and a 401(k) plan.  The Company also provides its executive officers with certain perquisites that the Compensation Committee believes are reasonable, competitive and consistent with the Company’s overall compensation philosophy.  In 2008, these perquisites included matching contributions by the Company pursuant to the Company’s 401(k) Plan and a Company provided automobile.

Section 162(m)

In general, under Section 162(m) of the Code, the Company cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to certain executive officers.  However, this deduction limitation does not apply to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder.  The Company has considered the limitations on deductions imposed by Section 162(m) of the Code, and it is the Company’s present intention that, for so long as it is consistent with its overall compensation objective, substantially all tax deductions attributable to executive compensation will not be subject to the deduction limitations of Section 162(m) of the Code.

The Compensation Committee is satisfied that the executive officers of the Company are dedicated to achieving significant improvements in the long-term financial performance of the Company and that the compensation policies and programs implemented and administered have contributed and will continue to contribute toward achieving this goal.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Douglas W. Scott

George A. Abe

Nancy E. Nager

SUMMARY COMPENSATION TABLE

The following table summarizes cash and non-cash compensation information with respect to services rendered to the Company, in all capacities, during the fiscal year ended June 28, 2008 for (i) the individual who served as the Chief Executive Officer for the fiscal year ended June 28, 2008, (ii) the individual who served as the Chief Financial Officer for the fiscal year ended June 28, 2008, and (iii) each of the three other most highly compensated executive officers who was serving in that capacity as of June 28, 2008.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option / SAR Awards ($) (3)	Non- Equity Incentive Plan Compen-sation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Dennis S. Herman Senior Vice President,	2008	232,213	—	—	155,695	—	—	97,327	(5)	485,235
North American Sales	2007	222,917	—	—	127,123	—	—	8,240	(5)	358,280
Dr. James C. Hsia	2008	254,980	—	—	155,695	—	—	14,868	(6)	425,543
Chief Technical Officer	2007	242,594	—	—	120,085	—	—	12,788	(6)	375,467
Paul R. Lucchese Senior Vice President, General Counsel and	2008	215,562	—	—	138,606	—	—	16,238	(7)	370,406
Secretary	2007	195,060	—	—	86,141	—	—	8,905	(7)	290,106
Gerard E. Puorro President, Chief Executive	2008	499,200	—	—	454,225	—	—	14,487	(8)	967,912
Officer and Director	2007	501,502	—	—	349,812	—	—	11,033	(8)	862,347
Robert E. Quinn Vice President, Finance, Corporation Controller, and	2008	182,070	—	—	109,536	—	—	9,429	(9)	301,035
Treasurer	2007	166,034	—	—	90,460	—	—	4,684	(9)	261,178

(1)

Bonuses for prior years were previously reported in this column. However, under current reporting rules, only purely discretionary or guaranteed bonuses are disclosed in this column. As discussed more fully in the Compensation Discussion and Analysis, the Named Executive Officers earn cash bonuses under the Company’s Executive Bonus Plan based on pre-established performance measures. Accordingly, annual bonus amounts are reported in the Non-Equity Incentive Plan Compensation column.

(2)

All equity incentive plan compensation was granted under the Company’s 1998 Stock Plan. The amounts in this column are calculated based on FAS 123R and equal the financial statement compensation cost for restricted stock awards as reported in the Company’s consolidated statement of income for the fiscal years ended June 30, 2007 and June 28, 2008. Under FAS 123R, a pro-rata portion of the total expense at the time the restricted stock award is granted is recognized over the applicable service period generally corresponding with the vesting schedule of the grant.

(3)

All equity incentive plan compensation was granted under the Company’s 1998 Stock Plan. The amounts in this column are calculated based on FAS 123R and equal the financial statement compensation cost for stock options and SARs as reported in the Company’s consolidated statement of income for the fiscal years ended June 30, 2007 and June 28, 2008. Under FAS 123R, a pro-rata portion of the total expense at the time of grant is recognized over the applicable service period generally corresponding with the vesting schedule of the grant. The initial expense is based on the fair value of the stock options or SARs grants as estimated using the Black-Scholes option-pricing model. The assumptions used to arrive at the Black-Scholes value are disclosed in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

(4)	The amounts in this column consist of annual bonus amounts earned under the Company’s Executive Bonus Plan.

(5)

For fiscal 2008, consists of $87,100 in commissions, $7,998 in matching contributions by the Company pursuant to the Company’s 401(k) Plan, and $2,229 for a Company provided automobile. For fiscal 2007, consists of $6,427 in matching contributions by the Company pursuant to the Company’s 401(k) Plan and $1,813 for a Company provided automobile.

(6)

For fiscal 2008, consists of $6,930 in matching contributions by the Company pursuant to the Company’s 401(k) Plan and $7,938 for a Company provided automobile. For fiscal 2007, consists of $6,600 in matching contributions by the Company pursuant to the Company’s 401(k) Plan and $6,188 for a Company provided automobile.

(7)

For fiscal 2008, consists of $6,300 in matching contributions by the Company pursuant to the Company’s 401(k) Plan and $9,938 for a Company provided automobile. For fiscal 2007, consists of $5,230 in matching contributions by the Company pursuant to the Company’s 401(k) Plan and $3,675 for a Company provided automobile.

(8)

For fiscal 2008, consists of $6,750 in matching contributions by the Company pursuant to the Company’s 401(k) Plan and $7,737 for a Company provided automobile. For fiscal 2007, consists of $6,600 in matching contributions by the Company pursuant to the Company’s 401(k) Plan and $4,433 for a Company provided automobile.

(9)

For fiscal 2008, consists of $5,346 in matching contributions by the Company pursuant to the Company’s 401(k) Plan and $4,083 for a Company provided automobile. For fiscal 2007, consists of $4,684 in matching contributions by the Company pursuant to the Company’s 401(k) Plan.

GRANTS OF PLAN-BASED AWARDS

The following table summarizes grants of non-equity and equity plan-based awards to the Named Executive Officers during the fiscal year ended June 28, 2008.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)				Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)	Maximum (#)	Awards ($/share)	($) (3)
Dennis S. Herman	07/01/2007	—	71,727		(4)	—	—	—	—	—
	01/25/2008	—	—	—		—	60,000	60,000	4.29	126,972
Dr. James C. Hsia	07/01/2007	—	76,355		(4)	—	—	—	—	—
	01/25/2008	—	—	—		—	60,000	60,000	4.29	126,972
Paul R. Lucchese	07/01/2007	—	75,005		(4)	—	—	—	—	—
	01/25/2008	—	—	—		—	60,000	60,000	4.29	126,972
Gerard E. Puorro	07/01/2007	—	202,500		(4)	—	—	—	—	—
	01/25/2008	—	—	—		—	120,000	120,000	4.29	253,944
Robert E. Quinn	07/01/2007	—	64,916		(4)	—	—	—	—	—
	01/25/2008	—	—	—		—	20,000	20,000	4.29	42,324

(1)	In fiscal 2008, all non-equity plan-based awards were granted under the Company’s Executive Bonus Plan.

(2)	In fiscal 2008, all equity plan-based awards were granted under the Company’s 1998 Stock Plan.

(3)	Represents the aggregate fair value of stock and option awards as of the grant date.

(4)

As illustrated in the section entitled Executive Compensation – Compensation Discussion and Analysis, the maximum estimated future payouts under the Executive Bonus Plan are a function of Target Profits and cannot be determined at the time of grant.

ADDITIONAL DISCLOSURE TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS

Employment Agreements and Arrangements and Potential Payments upon Termination or Change-in-Control

Executive Officers other than the Chief Executive Officer.  On November 26, 2007, the Company entered into Employment, Non-competition and Nondisclosure Agreements (the “Employment Agreements”) and Senior Officer Executive Retention Agreements (the “Retention Agreements”) with each of Jay D. Caplan, Dennis S. Herman, James C. Hsia, Paul R. Lucchese, and Robert E. Quinn.  The Employment Agreements and Retention Agreements were approved by the Compensation Committee on November 15, 2007.

Each Employment Agreement provides that the executive officer:

(i)	is entitled to an annual base salary;

(ii)

may be entitled to cash bonuses as well as equity awards in the form of options, SARs, shares of restricted stock, or such other equity grants as may be determined by the Company’s Board of Directors; and

(iii)	is entitled to an automobile leased by the Company for use by the executive officer.

Each Employment Agreement also generally provides for at-will employment.  If the executive officer is discharged without cause or is involuntarily terminated (as such term is used in the Employment Agreement), then

(i)	the executive officer will be entitled to severance payments for a period of 12 months, the aggregate amount of which will equal the executive officer’s salary for 12 months;

(ii)	the Company will continue to pay the executive officer’s premiums relating to health and dental insurance for 12 months;

(iii)	the Company will make two additional monthly payments on the automobile leased by the Company for use by the executive officer; and

(iv)	the Company will provide outplacement services with a value of up to $10,000 to the executive officer.

Additionally, each Employment Agreement contains a covenant by the executive officer to protect the Company’s intellectual property, to refrain from competing against the Company, and to refrain from soliciting employees of the Company.

Each Retention Agreement provides that the executive officer will be entitled to certain benefits in the event that (i) a change in control occurs between November 26, 2007 and December 31, 2009 and (ii) the executive officer’s employment with the Company terminates within 24 months following the date of the change in control.

If the executive officer is terminated without cause or by involuntary termination within 24 months of the change in control, then:

(i)	the executive officer will be entitled to payments for a period of 12 months, the aggregate amount of which will equal the executive officer’s annual base salary multiplied by two;

(ii)

the executive officer will be entitled to payments for a period of 12 months, the aggregate amount of which will equal the executive officer’s target annual bonus (irrespective of the level of attainment to that date of any target bonus benchmarks) multiplied by two;

(iii)

the executive officer will be entitled to receive any accrued obligations owing to him by the Company, including any unpaid base salary and prorated bonus (irrespective of the level of attainment to that date of any target bonus benchmarks);

(iv)	any then-unvested equity awards shall immediately become exercisable and vested in full;

(v)	the executive officer will be provided with benefits for 18 months following the executive officer’s termination;

(vi)

the Company will make a one-time payment of $5,000 to the executive officer to cover some or all of the lease payments remaining due on the automobile leased by the Company for use by the executive officer; and

(vii)	the Company will provide outplacement services with a value of up to $10,000 to the executive officer.

If the executive officer resigns, is terminated due to death or disability, or is terminated for cause, in each case within 24 months of the change in control, then, pursuant to the Retention Agreement, the executive officer will be entitled to receive accrued obligations owing to him by the Company.

Chief Executive Officer.  On November 26, 2007, the Company entered into an Amended and Restated Employment Agreement (the “Puorro Employment Agreement”) and an Executive Retention Agreement (the “Puorro Retention Agreement”) with Gerard E. Puorro, the Company’s President and Chief Executive Officer.  The Puorro Employment Agreement and Puorro Retention Agreement were approved by the Compensation Committee on November 15, 2007.

The Puorro Employment Agreement is generally similar to the Employment Agreements with the other executive officers, which are described above.  However, Mr. Puorro may terminate his employment for any reason at any time upon at least 60 days’ prior written notice; if Mr. Puorro terminates his employment at his option, either Mr. Puorro or the Company can elect, prior to the expiration of the sixty (60) day notice period, that Mr. Puorro receive severance payments (which shall cause the non-compete provisions applicable to Mr. Puorro to become activated).

The Puorro Employment Agreement generally provides for at-will employment.  If Mr. Puorro voluntarily resigns or is terminated without cause, then Mr. Puorro will be entitled to severance payments for a period of 24 months.  For the first 12 months of the severance period, Mr. Puorro will receive 100% of his monthly salary in effect at the time of his resignation or termination.  For the second 12 months of the severance period, if a successor Chief Executive Officer was hired prior to Mr. Puorro’s termination date, then Mr. Puorro will receive 100% of his monthly salary in effect at the time of his resignation or termination, otherwise Mr. Puorro will receive 50% of his monthly salary in effect at the time of his resignation or termination.  In addition, for the full severance period, the Company will pay 100% of Mr. Puorro’s premium payments for health and dental insurance continuation coverage.  The Company will also provide outplacement services with a value of up to $25,000 to Mr. Puorro.

The Puorro Retention Agreement provides that Mr. Puorro will be entitled to certain benefits in the event that (i) a change in control occurs between November 26, 2007 and December 31, 2009 and (ii) Mr. Puorro’s employment with the Company terminates within 24 months following the date of the change in control.

If Mr. Puorro is terminated without cause or by involuntary termination within 24 months of the change in control, then:

(i)	Mr. Puorro will be entitled to monthly payments for a period of 24 months, with the amount of each monthly payment equal to one-twenty-fourth (1/24) of his annual base salary multiplied by three;

(ii)

Mr. Puorro will be entitled to monthly payments for a period of 24 months, with the amount of each monthly payment equal to one-twenty-fourth (1/24) of his target annual bonus (irrespective of the level of attainment to that date of any target bonus benchmarks) multiplied by three;

(iii)

Mr. Puorro will be entitled to receive any accrued obligations owing to him by the Company, including any unpaid base salary and prorated bonus (irrespective of the level of attainment to that date of any target bonus benchmarks);

(iv)	any then-unvested equity awards shall immediately become exercisable and vested in full;

(v)	Mr. Puorro will be provided with benefits for 18 months following his termination;

(vi)

the Company will make payments to Mr. Puorro to cover all of the lease payments remaining due on the automobile leased by the Company for use by Mr. Puorro, at which point Mr. Puorro may exercise the purchase option on the automobile should one exist; and

(vii)	the Company will provide outplacement services with a value of up to $25,000 to Mr. Puorro.

Pursuant to the Retention Agreement, if Mr. Puorro resigns, is terminated due to death or disability, or is terminated for cause, in each case within 24 months of the change in control, then he (or his estate) will be entitled to receive accrued obligations owing to him by the Company.

Each of the executive officers is subject to nonsolicitation and noncompetition provisions for the period during which he or she receives severance payments.  Upon a change-in-control, options and SARs held by the executive officers and all other employees will fully vest.

The following table sets forth the estimated incremental payments and benefits, beyond existing compensation and benefit entitlements described in this Annual Report on Form 10-K that are not contingent upon a termination or change in control, payable to each Named Executive Officer upon a change in control of the Company or termination of such Named Executive Officer’s employment, in each case assuming that the triggering event occurred on June 28, 2008.

	Change in Control		Termination		Resignation
Name	Without Termination	Termination Without Cause	With Cause	Without Cause	For Good Reason	Death, Disability, or Otherwise
Dennis S. Herman	—	744,893	—	267,225	267,225	—
Dr. James C. Hsia	—	786,843	—	282,729	282,729	—
Paul R. Lucchese	—	773,336	—	278,051	278,051	—
Gerard E. Puorro (1)	—	2,306,934	—	947,184	947,184	947,184
Robert E. Quinn	—	666,814	—	238,980	238,980	—

*

Excludes information with respect to contracts, agreements, plans or arrangements that do not discriminate in scope, terms or operation in favor of the Company’s executive officers and that are available generally to all salaried employees.

(1)

As discussed above, if Mr. Puorro voluntarily resigns or is terminated without cause, then Mr. Puorro will be entitled to severance payments for a period of 24 months. For the first 12 months of the severance period, Mr. Puorro will receive 100% of his monthly salary in effect at the time of his resignation or termination. For the second 12 months of the severance period, if a successor Chief Executive Officer was hired prior to Mr. Puorro’s termination date, then Mr. Puorro will receive 100% of his monthly salary in effect at the time of his resignation or termination, otherwise Mr. Puorro will receive 50% of his monthly salary in effect at the time of his resignation or termination.

Non-Equity Incentive Plan Awards

In fiscal 2008, all non-equity plan-based awards were granted under the Company’s Executive Bonus Plan.  The Executive Bonus Plan provides participating executive officers with the opportunity to earn bonus compensation upon the achievement of certain performance objectives.  Please see the section entitled Executive Compensation – Compensation Discussion and Analysis for additional information regarding the Executive Bonus Plan.

Equity Incentive Plan Awards

In fiscal 2008, all equity plan-based awards were granted under the Company’s 1998 Stock Plan.  In fiscal 2008, the Compensation Committee granted equity awards in the form of Common Stock-settled SARs to executive officers.  The exercise price per share of the Common Stock underlying each SAR is not less than the last reported sale price per share of the Common Stock on the NASDAQ Global Select Market on the date of grant.  Each SAR generally vests over four years in equal installments of 25% of the total number of shares of Common Stock underlying such SAR on each anniversary of the date of grant.  The Compensation Committee has the right to accelerate the date of exercise of any installment of such SAR.  In addition, upon certain acquisitions, such SAR shall become fully vested.  SARs may be exercised from time to time, in whole or in part, up to the total number of shares with respect to which the SAR is then exercisable.  Each SAR generally expires 10 years after the date of grant.  SARs are subject to early termination in certain circumstances.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the unexercised options and SARs for each Named Executive Officer outstanding as of June 28, 2008.  Other than as set forth below, no Named Executive Officer had any unvested stock or other equity incentive plan awards as of June 28, 2008.

Name	Number of Securities Underlying Unexercised Options / SARs (Exercisable) (#)	Number of Securities Underlying Unexercised Options / SARs (Unexercisable) (#)	Option / SAR Exercise Price ($)	Option / SAR Expiration Date
Dennis S. Herman	15,000	—	4.67	04/29/2013
	5,158	—	11.98	01/29/2014
	9,842	—	11.98	01/29/2014
	5,000	—	9.50	02/11/2015
	15,000	15,000	15.33	01/30/2016
	7,500	22,500	11.53	04/03/2017
	—	60,000	4.29	01/25/2018
Dr. James C. Hsia	30,000	—	4.08	03/03/2013
	42,104	—	9.50	01/12/2014
	7,896	—	9.50	01/12/2014
	15,000	—	9.50	02/11/2015
	15,000	15,000	15.33	01/30/2016
	7,500	22,500	11.53	04/03/2017
	—	60,000	4.29	01/25/2018
Paul R. Lucchese	3,750	11,250	14.22	07/17/2016
	7,500	22,500	11.53	04/03/2017
	—	60,000	4.29	01/25/2018
Gerard E. Puorro	9,150	—	11.96	01/26/2014
	20,850	—	11.96	01/26/2014
	858	—	11.98	01/29/2014
	29,142	—	11.98	01/29/2014
	8	—	10.35	08/23/2014
	69,992	—	10.35	08/23/2014
	5,000	—	9.50	02/11/2015
	15,000	—	9.50	02/11/2015
	40,000	40,000	15.33	01/30/2016
	25,000	75,000	11.53	04/03/2017
	—	120,000	4.29	01/25/2018
Robert E. Quinn	10,000	—	6.56	08/11/2013
	10,000	10,000	15.33	01/30/2016
	6,250	18,750	11.53	04/03/2017
	—	20,000	4.29	01/25/2018

OPTION EXERCISES AND STOCK VESTED

The following table summarizes information with respect to each exercise of stock options, SARs and similar instruments, and each vesting of stock (including restricted stock, restricted stock units and similar instruments), for each Named Executive Officer during the fiscal year ended June 28, 2008.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dennis S. Herman	—	—	—	—
Dr. James C. Hsia	—	—	—	—
Paul R. Lucchese	—	—	—	—
Gerard E. Puorro	—	—	—	—
Robert E. Quinn	—	—	—	—

(1)

Amounts described in this column were calculated based on the difference between (i) the fair market value of the underlying Common Stock, which is deemed to be the closing price of the Common Stock on the date of exercise, or if sold on that date, the actual sale price, and (ii) the exercise price of the options, SAR or similar instrument, in accordance with regulations promulgated under the Securities Exchange Act of 1934, as amended, and do not necessarily reflect amounts received by the Named Executive Officers.

DIRECTOR COMPENSATION

The Compensation Committee regularly reviews the compensation for Directors who are not employees of the Company (“Non-Employee Directors”).  The following table summarizes cash and non-cash compensation information with respect to the compensation of Non-Employee Directors during the fiscal year ended June 28, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option / SAR Awards ($) (1)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George A. Abe (2)	36,000	—	54,574	—	—	—	117,394
Ben Bailey III (3)	77,000	—	54,574	—	—	—	158,394
Nancy E. Nager (4)	42,000	—	54,574	—	—	—	123,394
Kenneth D. Roberts (5)	43,000	—	54,574	—	—	—	124,394
Douglas W. Scott (6)	46,000	—	54,574	—	—	—	127,394

(1)

Amounts described in this column were calculated based on the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year ended June 28, 2008 in accordance with FAS 123R.

(2)	Mr. Abe had an aggregate of 130,000 option / SAR awards outstanding as of June 28, 2008. The grant date fair value of such awards, computed in accordance with FAS 123R, was $961,630.

(3)	Mr. Bailey had an aggregate of 70,000 option / SAR awards outstanding as of June 28, 2008. The grant date fair value of such awards, computed in accordance with FAS 123R, was $610,877.

(4)	Ms. Nager had an aggregate of 85,000 option / SAR awards outstanding as of June 28, 2008. The grant date fair value of such awards, computed in accordance with FAS 123R, was $710,247.

(5)	Mr. Roberts had an aggregate of 205,000 option / SAR awards outstanding as of June 28, 2008. The grant date fair value of such awards, computed in accordance with FAS 123R, was $1,119,479.

(6)	Mr. Scott had an aggregate of 130,000 option / SAR awards outstanding as of June 28, 2008. The grant date fair value of such awards, computed in accordance with FAS 123R, was $961,507.

During the fiscal year ended June 28, 2008, Non-Employee Directors received (i) an annual retainer of $20,000; (ii) an additional annual retainer of $5,000 for the Chair of the Board of Directors; (iii) an additional annual retainer of $5,000 for the Chair of the Audit Committee (unless such person is also Chair of the Board of Directors); (iv) an additional annual retainer of $2,500 for the Chair of the Compensation Committee; (v) a fee of $1,500 per meeting of the Board of Directors that such Non-Employee Director attends in person; (vi) a fee of $1,000 per meeting of the Board of Directors that such Non-Employee Director attends by telephone; (vii) a fee of $1,000 per committee meeting, that takes place on a day other than a day on which there is a regularly scheduled meeting of the Board of Directors, and that such Non-Employee Director attends in person; and (viii) a fee of $500 per committee meeting, that takes place on a day other than a day on which there is a regularly scheduled meeting of the Board of Directors, and that such Non-Employee Director attends by telephone.  In addition, commencing September 1, 2006, Mr. Bailey received a retainer of $3,000 per month relating to his liaising with management on behalf of the Board of Directors relating to certain litigation matters.

Directors who are employees of the Company receive no additional compensation for their service as a Director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Scott, Mr. Abe and Ms. Nager currently serve on the Compensation Committee and served on the Compensation Committee during the fiscal year ended June 28, 2008.  The foregoing persons were not officers or employees of the Company during the fiscal year ended June 28, 2008 and were not formerly officers or employees of the Company.  No person who served on the Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of October 13, 2008 by (i) each person known to the Company to be the beneficial owner of more than five percent of its Common Stock, (ii) each Director, or nominee for Director, of the Company, (iii) each executive officer named in the Summary Compensation Table under the caption “Compensation and Other Information Concerning Directors and Officers” below and (iv) all Directors, nominees for Director and executive officers of the Company as a group.  Except as otherwise indicated in the footnotes to the table, to the Company’s knowledge, the beneficial owners listed have sole voting and sole investment power (subject to community property laws where applicable) as to all shares beneficially owned by them.  The address of each of the Company’s Directors and executive officers is c/o Candela Corporation, 530 Boston Post Road, Wayland, Massachusetts 01778.  As of October 13, 2008, there were 22,835,433 shares of Common Stock issued and outstanding.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Common Stock	Options/SARs (1)	Total	Percent of Class

5% Owners
JPMorgan Chase & Co. (2) 270 Park Avenue New York, New York 10017	3,354,235	—	3,354,235	14.7%
Signia Capital Management, LLC (3) 108 N. Washington Street Suite 305 Spokane, Washington 99201	2,635,461	—	2,635,461	11.5%

Directors
George A. Abe	—	90,000	90,000	*
Ben Bailey III (4)	1,000	30,000	31,000	*
Nancy E. Nager	—	45,000	45,000	*
Gerard E. Puorro	141,000	215,000	356,000	1.5%
Kenneth D. Roberts	72,400	165,000	237,400	1.0%
Douglas W. Scott (5)	7,500	90,000	97,500	*

Named Executive Officers
Dennis S. Herman	—	57,500	57,500	*
Dr. James C. Hsia	30,000	117,500	147,500	*
Paul R. Lucchese	—	15,000	15,000	*
Gerard E. Puorro	141,000	215,000	356,000	1.5%
Robert E. Quinn	—	26,250	26,250	*

All Directors and Executive Officers as a Group (11 persons) (6)	392,900	1,091,250	1,484,150	6.2%

*	Represents less than 1% of the Company’s outstanding Common Stock.

(1)

Pursuant to the rules of the Securities and Exchange Commission (the “SEC”), the number of shares of Common Stock deemed beneficially owned includes, for each person or group referred to in the table, shares issuable pursuant to options and shares underlying stock appreciation rights held by the respective person or group that are currently exercisable or will become exercisable within 60 days from October 13, 2008.

(2)

Information obtained from the Schedule 13G/A filed by JPMorgan Chase & Co. on behalf of itself, J.P. Morgan Securities Inc. and J.P. Morgan Ventures Corporation with the SEC on January 30, 2008. JPMorgan Chase & Co. is the beneficial owner of 3,354,235 shares of Common Stock, of which it has sole voting power as to 3,354,235 shares, no shared voting power, sole dispositive power as to 3,354,325 shares, and no shared dispositive power. On October 10, 2008, J.P. Morgan Ventures Corporation filed a Form 4 indicating that J.P. Morgan Ventures Corporation has a pecuniary interest in 1,580,000 shares of Common Stock.

(3)

Information obtained from the Schedule 13G filed by Signia Capital Management, LLC with the SEC on July 10, 2008. Signia Capital Management, LLC is the beneficial owner of 2,635,461 shares of Common Stock, of which it has sole voting power as to 573,328 shares, no shared voting power, sole dispositive power as to 2,635,461 shares, and no shared dispositive power.

(4)	Does not include 300,000 shares owned by Massachusetts Capital Resource Company, where Mr. Bailey serves as Vice President, as to which Mr. Bailey disclaims beneficial ownership.

(5)	Includes 3,750 shares owned by Mr. Scott’s spouse.

(6)	See Notes 4 and 5.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth a summary of the equity compensation plans offered by the Company as of June 28, 2008:

	As of June 28, 2008
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2)	1,044,294	7.95	1,032,251
Equity Compensation plans not approved by security holders	—	—	—
Total	1,044,294	7.95	1,032,251

(1)	Represents the number of shares of Common Stock that would have been issued if all outstanding options, warrants, and rights had been exercised on June 28, 2008.

As of June 28, 2008, there were 3,799,682 shares of Common Stock underlying all outstanding options, warrants, and rights. This consisted of (i) 1,044,294 shares of Common Stock underlying outstanding Options and (ii) 2,755,388 shares of Common Stock underlying outstanding Common Stock-settled SARs. If all such Options had been exercised on June 28, 2008, then 1,044,294 shares of Common Stock would have been issued. If all such Common Stock-settled SARs had been exercised on June 28, 2008, no shares of Common Stock would have been issued because the exercise price of each Common Stock-settled SAR exceeded the fair market value of the underlying Common Stock on such date.

(2)	The equity compensation plan approved by security holders is the 1998 Stock Plan, which expired pursuant to its terms on September 18, 2008.

Item 13.                            Certain Relationships and Related Transactions and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2008, the Company did not engage in any transaction that would require disclosure under Item 404(a) of Regulation S-K.

The Company maintains policies and procedures for the review, approval, or ratification of transactions in which (i) the Company was or is to be a participant and the amount involved exceeds $120,000 and (ii) any related person (as such term is defined in Item 404(a) of Regulation S-K) had or will have a direct or indirect material interest (a “Related Person Transaction”).

As a general matter, the Company prefers to avoid Related Person Transactions.  Nevertheless, the Company recognizes that there are situations where Related Person Transactions may be in, or may not be inconsistent with, the best interests of the Company and its stockholders, including but not limited to situations where the Company may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when the Company provides products or services to related persons on an arm’s length basis on terms comparable to those provided to unrelated third parties.

Related Person Transactions that are identified as such prior to the consummation thereof or amendment thereto shall be consummated or amended only if the following steps are taken:

•                 Prior to entering into the Related Person Transaction (a) the related person, (b) the director, executive officer, nominee or beneficial owner who is an immediate family member of the related person, or (c) the business unit or function/department leader responsible for the potential Related Person Transaction shall provide notice to the Company’s General Counsel of the facts and circumstances of the proposed Related Person Transaction.

•                 The proposed Related Person Transaction shall be submitted to the Audit Committee for consideration at the next Audit Committee meeting.

•                 The Audit Committee shall consider all of the relevant facts and circumstances available to the Audit Committee, including (if applicable) but not limited to:  (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms of the transaction; and (v) the terms available to unrelated third parties or to employees generally.   No member of the Audit Committee shall participate in any review, consideration or approval of any Related Person Transaction with respect to which such member or any of his or her immediate family members is the related person.  The Audit Committee shall approve only those Related Person Transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the Audit Committee determines in good faith.

In the event the Company’s Chief Executive Officer, Chief Financial Officer or General Counsel becomes aware of a Related Person Transaction that has not been previously approved or previously ratified:

•                 If the transaction is pending or ongoing, it will be promptly submitted to the Audit Committee, and the Audit Committee shall consider all of the relevant facts and circumstances available to the Audit Committee, including (if applicable) but not limited to:  (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms of the transaction; and (v) the terms available to unrelated third parties or to employees generally.  Based on the conclusions reached, the Audit Committee shall evaluate all options, including but not limited to ratification, amendment or termination of the Related Person Transaction.

•                 If the transaction is completed, the Audit Committee shall evaluate the transaction, taking into account the same factors described above, to determine if rescission of the transaction is appropriate.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that a majority of members of the Board of Directors are independent directors (as defined in NASDAQ Stock Market Rule 4200(a)(15)) and that Mr. Roberts, Mr. Abe, Mr. Bailey, Ms. Nager and Mr. Scott are independent directors.

Item 14.                            Principal Accountant Fees and Services.

ACCOUNTING FEES

The Audit Committee has considered whether the Company’s independent registered public accounting firm’s provision of non-audit services to the Company and the fees charged for them, as set forth below, are compatible with the independent registered public accounting firm’s independence and believes such services are compatible with the independent registered public accounting firm’s independence.

Audit Fees.  The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company’s annual financial statements for fiscal 2008, for the reviews of the financial statements included in the Company’s Forms 10-Q for fiscal 2008 and for the independent audit of the Company’s internal control over financial reporting required under the Sarbanes-Oxley Act of 2002 for fiscal 2008 were $781,490.  The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company’s annual financial statements for fiscal 2007, for the reviews of the financial statements included in the Company’s Forms 10-Q for fiscal 2007 and for the independent audit of the Company’s internal control over financial reporting required under the Sarbanes-Oxley Act of 2002 for fiscal 2007 were $680,015.

Audit-Related Fees.  There were no fees billed by BDO Seidman, LLP for assurance and related services that were reasonably related to the performance of the audit of the Company’s annual financial statements for fiscal 2008 and 2007 or reviews of the financial statements included in the Company’s Forms 10-Q for fiscal 2008 and 2007.

Tax Fees.  There were no fees billed by BDO Seidman, LLP for professional services rendered for tax compliance, tax advice and tax planning for fiscal 2008 and 2007.

All Other Fees.  There were no fees billed by BDO Seidman, LLP for products and services provided other than those described above for fiscal 2008 and 2007.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Company’s Audit Committee has adopted a Pre-Approval Policy for Audit and Non-Audit Services in order to assure that such services do not impair the independent registered public accounting firm’s independence.  Pursuant to this policy, the Audit Committee annually reviews and pre-approves the independent registered public accounting firm’s year-end audit and quarterly reviews, as well as other known or anticipated audit or non-audit services. During the course of the year, the Audit Committee (or its delegatee) may pre-approve additional non-audit services that have not been pre-approved at the annual review.

100% of the services described under the caption “Accounting Fees” above were approved by the Audit Committee pursuant to 17 CFR 210.2-02(c)(7)(i)(C).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)                                  The following Consolidated Financial Statements, notes thereto and Report of Independent Registered Public Accounting Firm are set forth under Item 8 of the Original Filing:

(1)                                  Consolidated Financial Statements:

Report of Registered Independent Public Accounting Firm

Consolidated Balance Sheets – June 28, 2008 and June 30, 2007

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) – Years ended June 28, 2008, June 30, 2007 and July 1, 2006

Consolidated Statements of Stockholders’ Equity – Years ended June 28, 2008, June 30, 2007 and July 1, 2006

Consolidated Statements of Cash Flows – Years ended June 28, 2008, June 30, 2007 and July 1, 2006

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

(3)                                  Exhibits:  Except as otherwise noted, the following documents are incorporated by reference from the Company’s Registration Statement on Form S-1 (File Number 333-78339) or filed herewith:

Exhibit	Footnote	Description

3.1	<FN 19>	Certificate of Incorporation, as amended

3.2	<FN 9>	By-laws of the Company, as amended and restated

10.1	<FN 1>	1985 Incentive Stock Option Plan

10.2	<FN 2>	1987 Stock Option Plan

10.2.1	<FN 2>	1989 Stock Plan

10.2.2	<FN 3>	1990 Employee Stock Purchase Plan

10.2.3	<FN 3>	1990 Non-Employee Director Stock Option Plan

10.2.4	<FN 7>	1993 Non-Employee Director Stock Option Plan

10.2.5	<FN 13>	1998 Amended and Restated Stock Plan

10.2.6	<FN 18>	1998 Second Amended and Restated Stock Plan

10.3	<FN 7>	Lease for premises at 526 Boston Post Road, Wayland, Massachusetts

10.4	<FN 7>	Lease for premises at 530 Boston Post Road, Wayland, Massachusetts

10.5	<FN 7>	Patent License Agreement between the Company and Patlex Corporation effective as of July 1, 1988

10.6	<FN 4>	License Agreement among the Company, Technomed International, Inc. and Technomed International S.A. dated as of December 20, 1990

10.7	<FN 5>	License Agreement between the Company and Pillco Limited Partnership effective as of October 1, 1991

10.8	<FN 8>	Distribution Agreement between the Company and Cryogenic Technology Limited, dated October 15, 1993

10.9	<FN 10>	Asset Purchase Agreement between the Company and Derma-Laser, Limited and Derma-Lase, Inc. dated June 23, 1994

10.10	<FN 11>	Letter Agreement between the Company and Fleet Bank dated February 13, 1997

10.10.1	<FN 11>	Amendment to Letter Agreement between the Company and Fleet Bank dated December 15, 1998

10.12*	<FN 14>	Amended and Restated License Agreement between the Company and The Regents of the University of California for Dynamic Skin Cooling Method and Apparatus effective as of August 11, 2000

10.12.1*	<FN 15>	Settlement Agreement dated August 11, 2000 by and among the Company, the Regents of the University of California, and Cool Touch, Inc

10.13	<FN 12>	Note and Warrant Purchase Agreement, dated as of October 15, 1998 by and among the Company, Massachusetts Capital Resource Company, William D. Witter and Michael D. Witter

10.13.1	<FN 12>	Form of Note delivered to the Company in the aggregate principal amount of $3,700,000 to Massachusetts Capital Resource Company, William D. Witter and Michael D. Witter.

10.13.2	<FN 12>

Form of Common Stock Purchase Warrant to purchase an aggregate of 370,000 shares of the Company’s Common Stock delivered to Massachusetts Capital Resource Company, William D. Witter and Michael D. Witter

21.1**	<FN 20>	Subsidiaries of the Company

23.1**	<FN 20>	Consent of BDO Seidman, LLP (Independent Registered Public Accounting Firm)

31.1**		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2**		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**		Section 1350 Certification of Chief Executive Officer

32.2**		Section 1350 Certification of Chief Financial Officer

99.1	<FN 16>	McKesson Medical-Surgical Inc. Distribution Agreement

99.2	<FN 17>	First Amendment to the Amended and Restated License Agreement by and between The Regents of the University of California and Candela Corporation

*	Portions of the exhibit have been omitted and filed separately with the SEC in reliance upon the Company’s request for confidential treatment pursuant to Rule 24b-2.

**	Filed herewith

<FN 1>	Previously filed as an exhibit to Registration Statement No. 33-54448B and incorporated herein by reference.

<FN 2>

Previously filed as an exhibit to the Company’s Amended and Restated Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (Commission file number 000-14742), and incorporated herein by reference.

<FN 3>	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Commission file number 000-14742), and incorporated herein by reference.

<FN 4>	Previously filed as an exhibit to Form 10-Q for the quarter ended December 29, 1990 (Commission file number 000-14742), and incorporated herein by reference.

<FN 5>	Previously filed as an exhibit to Form 10-Q for the quarter ended September 28, 1991 (Commission file number 000-14742), and incorporated herein by reference.

<FN 6>	Previously filed as an exhibit to Form 8-K, dated September 8, 1992 (Commission file number 000-14742), and incorporated herein by reference.

<FN 7>	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1993 (Commission file number 000-14742), and incorporated herein by reference.

<FN 8>	Previously filed as an exhibit to Form 10-Q for the quarter ended January 1, 1994 (Commission file number 000-14742), and incorporated herein by reference.

<FN 9>	Previously filed as an exhibit to Form 10-Q for the quarter ended April 2, 1994 (Commission file number 000-14742), and incorporated herein by reference.

<FN 10>	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 1994 (Commission file number 000-14742), and incorporated herein by reference.

<FN 11>	Previously filed as an S1 filed on May 12, 1999 (Commission file number 333-78339), and incorporated herein for reference.

<FN 12>

Previously filed as an exhibit to the Company’s Amended and Restated Annual Report on Form 10-K for the fiscal year ended June 27, 1998 (Commission file number 000-14742), and incorporated herein by reference.

<FN 13>	Previously filed as Appendix A to the Company’s Schedule 14A, filed December 28, 2002, and incorporated herein by reference.

<FN 14>	Previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 (Commission file number 000-14742), and incorporated herein by reference.

<FN 15>	Previously filed as an exhibit to Form 10-K for the fiscal year ended July 1, 2000 (Commission file number 000-14742), and incorporated herein by reference.

<FN 16>	Previously filed as an exhibit to Form 10-K for the fiscal year ended July 2, 2005 and incorporated herein by reference.

<FN 17>	Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended December 31, 2005 and incorporated herein by reference.

<FN 18>	Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference.

<FN 19>	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File Number 333-78339) incorporated herein by reference.

<FN 20>	Previously filed as an exhibit to the Original Filing.

(c)                                  The Company hereby files, as part of this Form 10-K, the exhibits listed in Item 15(a)(3) above, other than exhibits 32.1 and 32.2, which the Company hereby furnishes.

(d)                                 The Company hereby files, as part of this Form 10-K, the consolidated financial Statement schedules listed in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2008.

CANDELA CORPORATION

By:	/s/ Gerard E. Puorro
Name:	Gerard E. Puorro
Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerard E. Puorro	President, Chief Executive	October 27, 2008
Gerard E. Puorro	Officer, and Director (Principal
Executive Officer)

/s/ Robert E. Quinn	Vice President, Finance,	October 27, 2008
Robert E. Quinn	Corporate Controller, and
Treasurer (Principal Financial
Officer)

/s/ Kenneth D. Roberts	Chairman of the Board of	October 27, 2008
Kenneth D. Roberts	Directors

/s/ Nancy Nager	Director	October 27, 2008
Nancy Nager

/s/ Douglas W. Scott	Director	October 27, 2008
Douglas W. Scott

/s/ Ben Bailey, III	Director	October 27, 2008
Ben Bailey, III

/s/ George Abe	Director	October 27, 2008
George Abe

EXHIBIT INDEX

Exhibit	Footnote	Description

31.1**		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2**		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**		Section 1350 Certification of Chief Executive Officer

32.2**		Section 1350 Certification of Chief Financial Officer