Form 10-Q
period 2008-09-27
CANDELA CORP /DE/
filed 2008-11-06
CIK 793279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2008.

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐           Accelerated Filer ☒         Non-Accelerated Filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act) Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	November 5, 2008
Common Stock, $.01 par value per share	22,868,829

CANDELA CORPORATION

			Page
Part I.	Financial Information:

	Item 1.	Unaudited Financial Statements

		Condensed Consolidated Balance Sheets as of September 27, 2008 and June 28, 2008	3

		Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three-month periods ended September 27, 2008 and September 29, 2007	4

		Condensed Consolidated Statements of Cash Flows for the three-month periods ended September 27, 2008 and September 29, 2007	5

		Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 15

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 20

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	21

	Item 4.	Controls and Procedures	21

Part II.	Other Information:

	Item 1.	Legal proceedings	22 - 23

	Item 6.	Exhibits	24

	Signatures		25

	Index to Exhibits		26

Part I.  Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per-share data)

(unaudited)

	September 27,	June 28,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$18,737	$21,030
Restricted cash	1	29
Marketable securities	8,196	12,131
Accounts receivable, net of allowance for doubtful accounts of $2,451 and $2,322 at September 27 and June 28, respectively	34,435	43,320
Notes receivable	756	728
Inventories, net	35,123	33,141
Other current assets	11,973	9,043
Total current assets	109,221	119,422
Property and equipment, net	4,327	4,027
Deferred tax assets	8,065	8,065
Goodwill	12,988	13,225
Acquired Intangible assets, net	6,535	6,916
Marketable securities, long-term	2,848	3,512
Other assets	2,807	2,928
Total assets	$146,791	$158,095

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,520	$15,917
Accrued payroll and related expenses	4,388	4,680
Accrued warranty costs, current	5,374	5,373
Sales tax payable	1,126	919
Other accrued liabilities	7,411	9,257
Deferred revenue, current	11,342	13,614
Current liabilities of discontinued operations	1,192	1,200
Total current liabilities	44,353	50,960
Deferred tax liability, long-term	2,099	2,099
Accrued warranty costs, long-term	1,039	725
Deferred revenue, long-term	3,823	4,522

Total liabilities	51,314	58,306

Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 26,156,000 and 26,123,000 issued at September 27 and June 28, respectively	262	261
Treasury stock, 3,450,000 common shares at September 27 and June 28, respectively, at cost	(24,855)	(24,855)
Additional paid-in capital	74,128	73,174
Accumulated earnings	41,579	45,588
Accumulated other comprehensive income	4,363	5,621
Total stockholders’ equity	95,477	99,789
Total liabilities and stockholders’ equity	$146,791	$158,095

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands, except per-share data)

	For the three months ended:
	September 27,	September 29,
	2008	2007
	(Unaudited)
Revenue
Lasers and other products	$17,241	$26,824
Product-related service	9,632	8,649
Total revenue	26,873	35,473
Cost of sales
Lasers and other products	8,777	12,312
Product-related service	7,519	5,885
Total cost of sales	16,296	18,197

Gross profit	10,577	17,276
Operating expenses:
Selling, general and administrative	14,974	15,028
Research and development	2,824	2,996
Total operating expenses	17,798	18,024

Loss from operations	(7,221)	(748)
Other income (expense):
Interest income	243	463
Other income (expense), net	(261)	741
Total other income (expense)	(18)	1,204
(Loss) income before income taxes	(7,239)	456
(Benefit from) provision for income taxes	(3,230)	269
Net (loss) income	$(4,009)	$187

Net (loss) income per share of common stock
Basic	$(0.18)	$0.01
Diluted	$(0.18)	$0.01

Weighted average shares outstanding:
Basic	22,697	22,905
Diluted	22,697	23,105

Net (loss) income	$(4,009)	$187
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,258)	772
Unrealized gain (loss) on available-for-sales securities, net of tax	—	(262)
Comprehensive (loss) income	$(5,267)	$697

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended:
	September 27,	September 29,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(4,009)	$187
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Share-based compensation expense	893	857
Depreciation and amortization	765	647
Provision for bad debts	604	488
Other non-cash items	(71)	184
Changes in operating assets and liabilities
Accounts receivable	8,569	(1,632)
Notes receivable	(25)	342
Inventories	(1,961)	(1,094)
Other current assets	287	(1,572)
Other assets	1	2,468
Accounts payable	(1,801)	2,701
Accrued payroll and related expenses	(205)	(548)
Deferred revenue	(2,689)	980
Accrued warranty costs	508	(858)
Income taxes payable and deferred	(3,230)	(180)
Other accrued liabilities	(1,244)	(4,087)
Restricted cash	28	2

Net cash used by operating activities	(3,580)	(1,115)

Cash flows from investing activities:
Purchases of property and equipment	(620)	(744)
Maturities of held-to-maturity marketable securities	3,484	1,978
Purchases of held-to-maturity marketable securities	—	(4,856)
Acquisition of intangible assets	—	(75)

Net cash provided by (used by) investing activities	2,864	(3,697)

Cash flows from financing activities:
Proceeds from the issuance of common stock	55	93
Purchase of treasury stock	—	(2,400)

Net cash provided by (used by) financing activities	55	(2,307)

Effect of exchange rates on cash and cash equivalents	(1,632)	772

Net decrease in cash and cash equivalents	(2,293)	(6,347)

Cash and cash equivalents at beginning of period	21,030	27,152

Cash and cash equivalents at end of period	$18,737	$20,805

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

The results for the three-month period ended September 27, 2008 are not necessarily indicative of results to be expected for the remainder of the fiscal year. The information contained in the interim financial statements should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Candela Corporation 2008 Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Basis of Consolidation

The financial statements include the accounts of Candela Corporation and its subsidiaries. Inter-company transactions and balances have been eliminated. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

Significant Accounting Policies

As required, the Company adopted SFAS No. 157 for its financial assets on June 29, 2008 (Note 2).  Adoption does not have a material impact on the Company’s financial position or results of operations at this time.

There have been no other changes in our significant accounting policies during the three months ended September 27, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

2.                   Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) finalized FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of the pending adoption of FSP 142-3 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of the pending adoption of SFAS No. 161 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised “R”), Business Combinations. This standard changes the accounting for business combinations by requiring that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition related transaction costs, the valuation of any non-controlling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS No. 141(R) on our consolidated financial statements. The accounting treatment related to pre-acquisition uncertain tax positions will change when SFAS No. 141(R) becomes effective, which will be in first quarter of our fiscal year 2010. At such time, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Adoption does not have a material impact on the Company’s financial position or results of operations at this time.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. FAS 157-1, Application of SFAS No. 157 to SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under SFAS No. 13, and FSP No. FAS 157-2, Effective Date of SFAS No. 157. Collectively, the FSPs defer the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, for non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amends the scope of SFAS 157. As required, the Company adopted SFAS No. 157 for its financial assets on June 29, 2008.  Adoption does not have a material impact on the Company’s financial position or results of operations at this time. The Company has not yet determined the impact on its financial statements of the June 28, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities.

SFAS No. 157 establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

•                 Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments include securities traded on active exchange markets, such as the New York Stock Exchange.

•                 Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•                 Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions market participants would use in pricing the asset or liability.

Our cash and cash equivalents consist of cash on deposit at various financial institutions at September 27, 2008 and include approximately $3.3 million invested in money market funds valued using Level 1 inputs. We do not have any financial assets or liabilities that require disclosure of fair value at September 27, 2008.

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

Current liabilities of discontinued operations consist of the following:

	September 27,	June 28,
(in thousands)	2008	2008
Facility closure and other costs	$353	$361
Deferred revenue, gift certificates	839	839
	$1,192	$1,200

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

The application of SFAS No. 123R and SAB 107 during the three-month periods ended September 27, 2008 and September 29, 2007 resulted in the recognition of share-based compensation expense of approximately $0.9 million for each period, respectively. These expenses were divided between cost of sales and operating expense cost centers based upon the functional responsibilities of the individuals holding the respective options.

As of September 27, 2008, there was approximately $3.1 million of total unrecognized compensation cost related to non-vested stock options/Stock Appreciation Rights (“SARs”) granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 1.3 years. As of September 29, 2007, there was approximately $6.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Company’s incentive plans.

The amount of cash received from the exercise of stock options for the three-month periods ended September 27, 2008 and September 29, 2007 was approximately $18,000 and $0.1 million, respectively.

Stock Plans

1990 Candela Corporation Employee Stock Purchase Plan

The 1990 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the sale of up to 1.5 million shares of common stock to eligible employees. The shares are issued at 85% of the market price on the last day of semi-annual periods. Substantially all full-time employees are eligible to participate in the Purchase Plan. At September 27, 2008 there were approximately 622,000 shares available for sale. Compensation expense for the purchase plan is recognized over the vesting period.

1998 Candela Corporation Amended and Restated Stock Plan

Effective December 12, 2006, the Third Amended and Restated 1998 Stock Plan (the “1998 Stock Plan”) was amended, by affirmative vote at the Company’s Annual Meeting of Shareholders held on the same date, to increase the number of shares for which options and rights could be granted by 2.5 million shares to a maximum of 7.8 million shares.

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

SARs provide the holder the right to receive an amount, payable in stock, cash or in any combination of these, as specified by a Committee established by the Board of Directors, equal to the excess of the market value of our common shares on the date of exercise over the grant price at the time of the grant. The grant price of a SAR may not be less than the fair market value per share of common stock on the date of grant, provided that the grant price of SARs granted in tandem with stock options shall equal the exercise price of the related stock option. None of the options/SARs outstanding at September 27, 2008 had cash-settlement features.

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

There were approximately 0.6 million stock-based SARs granted during the three-month period ended September 27, 2008. The SARs granted to employees become exercisable ratably over one to four years, while the SARs granted to directors become exercisable over two years.

There were approximately 4.3 million outstanding options/SARs at September 27, 2008 with a weighted-average exercise price of $8.17 per share, an aggregate intrinsic value of less than $0.1 million, and a weighted-average remaining contractual term of 7.93 years.

Of the total 4.3 million outstanding options/SARs, there were approximately 1.8 million of exercisable options/SARs at September 27, 2008 with a weighted-average exercise price of $10.48 per share, an aggregate intrinsic value of less than $0.1 million, and a weighted-average remaining contractual term of 6.39 years.

The total intrinsic value of options exercised during the three-month period ended September 27, 2008 was approximately $18,000.

The 1998 Stock Plan expired pursuant to its terms on September 18, 2008. As such, there were no options/SARs available for grant at September 27, 2008.

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

	For the three months ended:
	September 27,	September 29,
(in thousands, except per share data)	2008	2007
Shares used in the calculation of Basic earnings per share	22,697	22,905
Effect of dilutive securities: Stock options/SAR’s	—	200
Diluted shares used in the calculation of earnings per share	22,697	23,105

During the three-month period ended September 27, 2008, potential common shares consisting of all shares issuable upon exercise of stock options/SARs have been excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

During the three-month period ended September 29, 2007, options/SARs to purchase approximately 2.4 million shares of common stock were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

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

Marketable securities consist of the following:

	September 27, 2008			June 28, 2008
(in thousands)	Net Carrying Amount	Fair Value	Unrealized gain (loss)	Net Carrying Amount	Fair Value	Unrealized gain (loss)
Short-term (Held-to-maturity):
Government-backed securities	$6,000	$6,013	$13	$9,000	$9,055	$55
Certificates of deposit	2,196	2,201	5	3,131	3,134	3
Total marketable securities, short-term	$8,196	$8,214	$18	$12,131	$12,189	$58

Long-term (Held-to-maturity):
Government-backed securities	$2,000	$2,003	$3	$2,000	$2,014	$14
Certificates of deposit	848	840	(8)	1,512	1,502	(10)
Total marketable securities, long-term	$2,848	$2,843	$(5)	$3,512	$3,516	$4

Held-to-maturity investments at September 27, 2008 mature as follows:

	Fiscal Year Ended
(in thousands)	2009	2010	Total
Government-backed securities	$6,000	$2,000	$8,000
Certificates of deposit	2,196	848	3,044

	$8,196	$2,848	$11,044

7.                   Inventories

Inventories consist of the following:

	September 27,	June 28,
(in thousands)	2008	2008
Raw materials	$14,772	$13,720
Work in process	1,813	1,635
Finished goods	18,538	17,786
	$35,123	$33,141

8.      Property and Equipment

Property and equipment consists of the following:

	September 27,	June 28,
(in thousands)	2008	2008
Leasehold improvements	$1,013	$1,014
Office furniture	688	718
Computers, software, and other equipment	12,467	11,845
	$14,168	$13,577
Less: accumulated depreciation	(9,841)	(9,550)
Property and equipment, net	$4,327	$4,027

Depreciation expense was approximately $0.3 million for each of the three-month periods ended September 27, 2008 and September 29, 2007, respectively.

9.      Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets consist of the following:

(in thousands)	September 27, 2008	June 28, 2008
Goodwill	$12,988	$13,225
Intangible assets with finite lives:
Patents	$3,128	$3,128
Developed technology	6,009	6,009
	9,137	9,137
Accumulated amortization:
Patents	(1,016)	(886)
Developed technology	(1,586)	(1,335)
	(2,602)	(2,221)
Intangible assets with finite lives, net	$6,535	$6,916

The changes in the carrying amount of goodwill for the three-month period ended September 27, 2008 are as follows:

(in thousands)
Balance at June 28, 2008	$13,225

Effect of foreign currency adjustments	(237)
Balance at September 27, 2008	$12,988

Amortization expense was approximately $0.4 for each of the three-month periods ended September 27, 2008 and September 29, 2007, respectively.

10.             Derivative Instruments and Hedging Activity

The Company enters into financial instruments to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency forward contracts.  Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in other income (expense) in the period of the change. For derivatives that qualify for hedge accounting, the Company recognizes the instruments as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Changes in the fair value of the derivatives are recorded in shareholders’ equity as a component of other comprehensive income along with an offsetting adjustment against the basis of the derivative instrument itself. None of the aforementioned derivatives qualified for hedge accounting at September 27, 2008.

The Company had four foreign currency forward contracts outstanding at September 27, 2008 in the notional amount of approximately 2.8 million Euros or approximately $4.1 million. These derivative contracts serve to mitigate the foreign currency risk of a substantial portion of our Euro-denominated inter-company balances at September 27, 2008. None of the aforementioned derivatives qualified for hedge accounting at September 27, 2008.

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

The following table reflects changes in the Company’s accrued warranty account during the three-month periods ended September 27, 2008 and September 29, 2007, respectively:

	For the three months ended:
	September 27,	September 29,
(in thousands)	2008	2007
Beginning balance	$6,098	$7,613
Incremental accruals on current sales	1,964	1,173
Amortization of prior-period accruals	(1,649)	(2,031)
Ending balance	$6,413	$6,755

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

The following table reflects changes in the Company’s deferred revenue account during the three-month periods ended September 27, 2008 and September 29, 2007, respectively:

	For the three months ended:
	September 27,	September 29,
(in thousands)	2008	2007
Beginning balance	$18,136	$13,751
Deferral of new sales	3,937	5,189
Recognition of previously deferred revenue	(6,908)	(4,209)
Ending balance	$15,165	$14,731

13.    Common Stock Buyback

325,000 shares of common stock were purchased for approximately $2.4 million during the three-month period ended September 29, 2007.

14.    Commitments and Contingencies

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

The Company’s agreement with the Regents called for an annual license fee of $0.3 million and a minimum annual royalty obligation of $1 million or 3%, whichever is greater. The multi-year annual fee of $0.3 million was paid to the Regents in a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of September 27, 2008 was less than seven years. The royalty and the amortization of the annual license fee payment are reflected in the Company’s consolidated statement of income. The unamortized portion of the license fee payment is reflected in other current assets and in other assets at September 27, 2008 and June 28, 2008, respectively.

15.             Income Taxes

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

The Company files income tax returns in the United States (“U.S.”) on a federal basis and in many U.S. state and foreign jurisdictions. The three most significant tax jurisdictions are the U.S., Spain, and Japan. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The 2006 and 2007 fiscal tax years remain subject to examination by the IRS for U.S. federal tax purposes, our 2004 through 2007 fiscal tax years remain subject to examination by the appropriate governmental agencies for Spanish and Japanese tax purposes.

16.             Legal Proceedings

The Company is currently involved in three litigation matters with Palomar Medical Technologies, Inc. (“Palomar”).

•      Palomar asserts that it is the exclusive licensee from The General Hospital Corporation (“Mass. General”) of U.S. Patent No. 5,735,844 (the “‘844 Patent”) and U.S. Patent No. 5,595,568, which is related to the ‘844 Patent (the “‘568 Patent”).  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent No. 5,735,844. Palomar seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. In November 2006, the Company answered the complaint by denying Palomar’s allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that United States patent No. 5,595,568 (“the ‘568 Patent”) is either invalid, or products manufactured by the Company do not infringe the ‘568 Patent, or both. In November 2006, Palomar filed an answer denying the Company’s counterclaim. In February 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the ‘568 patent, and to allege that additional Candela products infringe the ‘568 Patent. Palomar’s motion to amend its Complaint was granted in August 2007. In February 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company’s motion to amend its complaint was granted in March 2007. Palomar filed a general denial response to Candela’s Amended Answer and Counterclaim in March 2007. In August 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definition of the disputed claim term of a patent. Pre-trial fact discovery has ended and the parties are in the midst of exchanging expert reports. No trial date has been established, but on October 31, 2008, the Company requested a stay of the case with the Court.  The Company did so based upon a third party’s re-examination request that was granted by the United States Patent and Trademark Office on August 29, 2008. The re-examination is with respect to both the ‘568 and ‘844 patents, including many of the Claims at issue in this case.

•                  On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395 (the “395 Patent”), and 6,743,222 (the “‘222 Patent”). The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys’ fees and an injunction against Palomar to prevent Palomar’s continuing infringement. The Company served its complaint on Palomar in August 2006. In October 2006, the Company amended the Company’s suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October 2006, Palomar answered the Company’s amended complaint by denying the Company’s allegations and asserting an affirmative defense of inequitable conduct with respect to the ‘395 Patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the ‘395 Patent and ‘222 Patent or that such patents are invalid. In November 2006, the Company answered the counterclaim by denying Palomar’s allegations. In February 2008, Palomar filed a request for re-examination of the Company’s ‘222 Patent with the United States Patent and Trademark Office (“PTO”). In March 2008, the PTO granted re-examination. In June 2008, the Court stayed the case until the PTO rules on the re-examination.

•                  In December 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division, asserting that Palomar infringes one or more claims of United States patents Nos: 5,810,801, 6,659,999 and 6,120,497. The Company sought compensatory and treble damages for past infringement, as well as attorneys’ fees and an injunction against Palomar from future infringement. In January 2007, Palomar answered the complaint by denying the Company’s allegations and filing a declaratory judgment motion seeking a court ruling that it did not infringe such patents and/or that such patents were invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts. In February 2007, the Company added Massachusetts General Hospital as a party to its action. The Court denied Palomar’s motion to transfer the case to Massachusetts. The parties had a six day trial, beginning on September 29, 2008.  At trial, the Company alleged that Claims 11-14 of the 5,810,801 Patent was infringed by Palomar’s Lux 1540, Lux1540Z, LuxIR and Lux DeepIR.  On October 7, 2008, the jury returned a verdict in favor of Palomar. The jury found that none of the alleged Palomar products infringe on Claims 11-14 of the Company’s 5,810,801 patent and that all such Claims are invalid. The Company has filed a Judgment as a Matter of Law motion with the Court in an attempt to reverse the invalidity ruling.

While the Company intends to vigorously contest Palomar’s allegations, and to pursue its own claims against Palomar, each lawsuit is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome in Palomar’s suit against the Company would materially hurt the Company’s business, financial condition, results of operations and cash flows.

•                  On April 2 and April 22, 2008, respectively, two substantially similar putative class action lawsuits, entitled Western Pa. Elec. Employees Pension Fund, et al., 1:08-cv-10551-DPW (“Western Pa.”) and Caballero v. Candela Corp., et al., Civ. No. 1:08-cv-10673-DPW (“Caballero”), were filed against Candela and two of its officers in the United States District Court for the District of Massachusetts purporting to assert claims for violations of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and reasonable costs and expenses. On June 2, 2008, plaintiffs in the Western Pa. case formally moved for consolidation and the appointment of lead plaintiff and lead counsel. On July 10, 2008, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On August 25, 2008, lead plaintiff filed a consolidated amended complaint. The consolidated and amended complaint purports to be brought on behalf of all open-market purchasers of Candela common stock from November 1, 2005 through August 21, 2006 and alleges that Candela made certain false and misleading statements to investors expressing optimism regarding its financial condition and failed to disclose (i) the possibility that Palomar, one of Candela’s leading competitors, would initiate patent enforcement litigation against Candela and (ii) that Candela was purportedly losing market share to its competitors.

•                  On February 19, 2008, Cardiofocus, Inc. (“Cardiofocus”) filed suit against the Company and eight other companies in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent 6,457, 780, 6,159,203 and 5,843,073. Cardiofocus seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. On April 21, 2008, the Company answered Cardiofocus’ complaint and asserted a variety of counterclaims against Cardiofocus. The Company believes the complaint to be without merit and intends to vigorously defend against the lawsuit. Based upon Candela’s request, on July 23, 2008, the United States Patent & Trademark Office (“PTO”) agreed to re-exam the validity of the Cardiofocus patents. On October 14, 2008, the Court agreed to stay this matter for a minimum of one year; up to a maximum of two years, but no later than the PTO’s decision with respect to the re-examination proceedings.

•                  On April 16, 2008, a shareholder derivative action entitled Forlenzo v. Puorro, et al., Civ. No. 08-1532, was filed in Middlesex County, Massachusetts Superior Court against the individual members of Candela’s board of directors and certain of its current and former officers purporting to assert claims for breach of fiduciary duty and related claims arising out of allegations similar to those asserted in the class action litigation discussed above. The complaint seeks on behalf of Candela, among other things, damages, restitution, and injunctive relief.

From time to time, the Company is party to various legal proceedings incidental to its business. The Company believes that none of the legal proceedings, other than the lawsuit initiated by Palomar, that are presently pending, if adversely decided against us, will have a material adverse effect upon the Company’s financial position, results of operations, or liquidity.

17.             Other Income

In August 2007 the Company recognized a $0.6 million gain on the receipt of additional cash consideration related to the acquisition of Solx, Inc., a privately held company, by OccuLogix, Inc., a publicly traded company (NasdaqGM: OCCX). Candela Corporation originally held 19.99% of the outstanding common stock of Solx, Inc., on an as-converted basis, prior to Solx’s acquisition by OccuLogix in August 2006.

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

A discussion of our critical accounting policies and the related estimates and judgments affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for fiscal year 2008. Information with respect to changes in our Critical Accounting Policies during the three-month period ended September 27, 2008 may be found in Note 1 of the Notes to Condensed Consolidated Financial Statements (unaudited) in this Form 10-Q, which information is incorporated herein by reference.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three months ended September 27, 2008 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Condensed Consolidated Financial Statements (unaudited) in this Form 10-Q, which information is incorporated herein by reference.

Results of Operations

Revenue

Revenue source by geographic region is reflected in the following table:

	For the three months ended:
	September 27,		September 29,
(in thousands)	2008		2007		Increase (Decrease)
U.S.	$8,987	33%	$16,730	47%	$(7,743)	-46%
All other countries	17,886	67%	18,743	53%	(857)	-5%
Total worldwide revenue	$26,873	100%	$35,473	100%	$(8,600)	-24%

Consolidated revenue was $26.9 million for the three-month period ended September 27, 2008, as compared to $35.5 million for the same period ended September 29, 2007. The overall decrease in quarterly revenue of approximately $8.6 million was comprised primarily of revenue declines of $7.7 million in the U.S. and $1.3 million in Europe, offset by slight increases in various other geographic regions. The decrease in U.S. and European revenues was directly related to the slowing economy combined with the tightening credit markets.

Revenue source by type is reflected in the following table:

	For the three months ended:
	September 27,		September 29,
(in thousands)	2008		2007		Increase (Decrease)
Lasers and other products	$17,241	64%	$26,824	76%	$(9,583)	-36%
Product-related services	9,632	36%	8,649	24%	983	11%
Total revenue	$26,873	100%	$35,473	100%	$(8,600)	-24%

The decrease in revenue from lasers and other products for the three-month period ended September 27, 2008, compared to the same period ended September 29, 2007, was directly related to the general reduction in sales in the U.S. and European markets due to the slowing economy combined with the tightening credit markets.

Product-related services increased approximately $1.0 million or 11% in the three-month period ended September 27, 2008 as compared to the same period ended September 29, 2007. The increase is primarily related to the increase in the number of service-related contracts sold in addition to an increase in the number of consumables and accessories sold to support our installed base.

Gross Profit. Gross profit was approximately $10.6 million or 39.4% for the three-month period ended September 27, 2008 as compared to $17.3 million or 48.7% for the same period ended September 29, 2007. The decrease in gross profit for the three-month period ended September 27, 2008 as compared to the same period in the previous fiscal year is primarily due to changes in product mix, changes in regional mix, and a greater proportion of revenues being derived from the sale of product-related services in the current period which carry a lower margin than sales of lasers.

Selling, General and Administrative Expense.  Selling, general and administrative (SG&A) expenses were approximately $15.0 million for each of the three-month periods ended September 27, 2008 and September 29, 2007, respectively. As a percentage of revenue, SG&A expenses increased to 55.7% from 42.4% of revenues in the comparative prior-year period.

Research and Development Expense.  Research and development (R&D) spending decreased to approximately $2.8 million for the three-month period ended September 27, 2008, from approximately $3.0 million for the comparative prior-year period. These expenses are expected to increase in future periods, however, as the Company transitions to new projects.

Other Income/Expense.  Other expense was approximately $18,000 for the three-months ended September 27, 2008, as compared to other income of approximately $1.2 million for the same period ended September 29, 2007. The year-over-year decrease of approximately $1.2 million is due primarily to a decrease in interest income earned during the first quarter of fiscal 2009 combined with the recognition of a non-recurring gain in the prior fiscal period on the actual receipt of additional contingent cash consideration from OccuLogix, Inc. related to its merger agreement with Solx, Inc.

The decrease in interest income earned during the three-month period ended September 27, 2008, as compared to the same period in the prior fiscal year, is related to a decrease in market interest rates combined with an overall decrease in cash and cash equivalents and in marketable securities.

Income Taxes. The (benefit) provision for income taxes results from a combination of activities of the Company and its domestic and foreign subsidiaries. We recorded effective tax rates of approximately 45% and 34% for each of the three-month periods ended September 27, 2008 and September 29, 2007, respectively. The effective tax rate for the period ended September 27, 2008 differs from the statutory rate primarily due to differences in foreign tax rates and other permanent items. The foreign rate difference is due to income reported in a high tax rate jurisdiction combined with losses benefited in a jurisdiction with a lower tax rate. The effective rate for the period ended September 29, 2007 differs from the statutory rate primarily due to differences in foreign tax rates, R&D credits and other permanent items.

The Company also recorded a discrete tax expense item during the three-month period ended September 29, 2007 of $0.1 million resulting from a change in the statutory tax rate in Germany. The effect of the change in the German statutory rate on current earnings is fully reflected in our effective tax rate indicated above.

Liquidity and Capital Resources

Our cash and cash equivalents and our investment in short and long-term marketable securities at September 27, 2008 totaled approximately $29.8 million compared with approximately $45.2 million at September 29, 2007. Principal components of the decrease include growth in our inventory over the trailing twelve months, the use of cash for our stock repurchase program, and the general funding of operations. We continue to have no long-term debt. We believe that the combination of existing cash and cash equivalents, and marketable securities on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, as it becomes required. Please see Item 2 – Cautionary Statements for additional information.

Cash used by operating activities amounted to approximately $3.6 million for the three-month period ended September 27, 2008 as compared to cash used by operating activities of approximately $1.1 million for the same period in the prior year. The increase in cash used by operating activities is primarily attributable to our year-to-date net loss and growth in our inventory on-hand, offset by changes in accounts receivable and various other operating asset and liability accounts in the normal course of business.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and the license agreement with the Regents. The table below in the next section titled “Contractual Obligations” shows the amounts of our operating lease commitments and purchase commitments payable by year.

Contractual Obligations

Outstanding contractual obligations of the Company are reflected in the following table:

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Royalty commitments	$3,250	$1,000	$1,250	$500	$500
Operating leases	3,287	1,618	1,324	229	116
Total contractual obligations	$6,537	$2,618	$2,574	$729	$616

Cautionary Statements

Certain statements contained herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, our representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may identify such forward-looking statements. Such forward-looking statements include but are not limited to: that we have the necessary infrastructure in place to capitalize on expansion; the affordability of our products will allow for expansion; that we can lower production costs; or that the market will expand beyond baby boomers. We assume no obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The risks and uncertainties that may affect forward-looking statements and/or our business include, among others, those discussed in “Cautionary Statements” in our Annual Report filed on Form 10-K for the fiscal year ended June 28, 2008, as well as other risks and uncertainties referenced in this Quarterly Report on Form 10-Q, and the following:

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

•                        Disappointing quarterly revenue or operating results could cause the price of our common stock to fall.

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

•                        We could incur substantial costs as a result of product liability claims, including but not limited to costs as a result of product failures for which we are responsible under warranty obligations and as a result of our customer’s potential unavailability of liability insurance coverage.

•                        We may be unable to attract and retain management and other personnel we need to succeed.

•                        Our failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results, and stock price.

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

Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in other income (expense) in the period of the change. For derivatives that qualify for hedge accounting, the Company recognizes the instruments as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Changes in the fair value of the derivatives are recorded in shareholders’ equity as a component of other comprehensive income along with an offsetting adjustment against the basis of the derivative instrument itself.

The Company had four foreign currency forward contracts outstanding at September 27, 2008 in the notional amount of approximately 2.8 million Euros or approximately $4.1 million. These derivative contracts serve to mitigate the foreign currency risk of a substantial portion of our Euro-denominated inter-company balances at September 27, 2008. None of the aforementioned derivatives qualified for hedge accounting at September 27, 2008.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 27, 2008, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Candela Corporation

Part II.  Other Information

Item 1 - Legal Proceedings

The Company is currently involved in three litigation matters with Palomar Medical Technologies, Inc. (“Palomar”).

•                Palomar asserts that it is the exclusive licensee from The General Hospital Corporation (“Mass. General”) of U.S. Patent No. 5,735,844 (the “‘844 Patent”) and U.S. Patent No. 5,595,568, which is related to the ‘844 Patent (the “‘568 Patent”).  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent No. 5,735,844. Palomar seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. In November 2006, the Company answered the complaint by denying Palomar’s allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that United States patent No. 5,595,568 (“the ‘568 Patent”) is either invalid, or products manufactured by the Company do not infringe the ‘568 Patent, or both. In November 2006, Palomar filed an answer denying the Company’s counterclaim. In February 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the ‘568 patent, and to allege that additional Candela products infringe the ‘568 Patent. Palomar’s motion to amend its Complaint was granted in August 2007. In February 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company’s motion to amend its complaint was granted in March 2007. Palomar filed a general denial response to Candela’s Amended Answer and Counterclaim in March 2007. In August 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definition of the disputed claim term of a patent. Pre-trial fact discovery has ended and the parties are in the midst of exchanging expert reports. No trial date has been established, but on October 31, 2008, the Company requested a stay of the case with the Court.  The Company did so based upon a third party’s re-examination request that was granted by the United States Patent and Trademark Office on August 29, 2008. The re-examination is with respect to both the ‘568 and ‘844 patents, including many of the Claims at issue in this case.

•                On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395 (the “395 Patent”), and 6,743,222 (the “‘222 Patent”). The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys’ fees and an injunction against Palomar to prevent Palomar’s continuing infringement. The Company served its complaint on Palomar in August 2006. In October 2006, the Company amended the Company’s suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October 2006, Palomar answered the Company’s amended complaint by denying the Company’s allegations and asserting an affirmative defense of inequitable conduct with respect to the ‘395 Patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the ‘395 Patent and ‘222 Patent or that such patents are invalid. In November 2006, the Company answered the counterclaim by denying Palomar’s allegations. In February 2008, Palomar filed a request for re-examination of the Company’s ‘222 Patent with the United States Patent and Trademark Office (“PTO”). In March 2008, the PTO granted re-examination. In June 2008, the Court stayed the case until the PTO rules on the re-examination.

•                In December 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division, asserting that Palomar infringes one or more claims of United States patents Nos: 5,810,801, 6,659,999 and 6,120,497. The Company sought compensatory and treble damages for past infringement, as well as attorneys’ fees and an injunction against Palomar from future infringement. In January 2007, Palomar answered the complaint by denying the Company’s allegations and filing a declaratory judgment motion seeking a court ruling that it did not infringe such patents and/or that such patents were invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts. In February 2007, the Company added Massachusetts General Hospital as a party to its action. The Court denied Palomar’s motion to transfer the case to Massachusetts. The parties had a six day trial, beginning on September 29, 2008.  At trial, the Company alleged that Claims 11-14 of the 5,810,801 Patent was infringed by Palomar’s Lux 1540, Lux1540Z, LuxIR and Lux DeepIR.  On October 7, 2008, the jury returned a verdict in favor of Palomar. The jury found that none of the alleged Palomar products infringe on Claims 11-14 of the Company’s 5,810,801 patent and that all such Claims are invalid. The Company has filed a Judgment as a Matter of Law motion with the Court in an attempt to reverse the invalidity ruling.

While the Company intends to vigorously contest Palomar’s allegations, and to pursue its own claims against Palomar, each lawsuit is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome in Palomar’s suit against the Company would materially hurt the Company’s business, financial condition, results of operations and cash flows.

•                On April 2 and April 22, 2008, respectively, two substantially similar putative class action lawsuits, entitled Western Pa. Elec. Employees Pension Fund, et al., 1:08-cv-10551-DPW (“Western Pa.”) and Caballero v. Candela Corp., et al., Civ. No. 1:08-cv-10673-DPW (“Caballero”), were filed against Candela and two of its officers in the United States District Court for the District of Massachusetts purporting to assert claims for violations of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and reasonable costs and expenses. On June 2, 2008, plaintiffs in the Western Pa. case formally moved for consolidation and the appointment of lead plaintiff and lead counsel. On July 10, 2008, that motion was granted, the cases were consolidated, and a lead plaintiff and lead counsel were appointed. On August 25, 2008, lead plaintiff filed a consolidated amended complaint. The consolidated and amended complaint purports to be brought on behalf of all open-market purchasers of Candela common stock from November 1, 2005 through August 21, 2006 and alleges that Candela made certain false and misleading statements to investors expressing optimism regarding its financial condition and failed to disclose (i) the possibility that Palomar, one of Candela’s leading competitors, would initiate patent enforcement litigation against Candela and (ii) that Candela was purportedly losing market share to its competitors.

•                On February 19, 2008, Cardiofocus, Inc. (“Cardiofocus”) filed suit against the Company and eight other companies in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patent 6,457, 780, 6,159,203 and 5,843,073. Cardiofocus seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. On April 21, 2008, the Company answered Cardiofocus’ complaint and asserted a variety of counterclaims against Cardiofocus. The Company believes the complaint to be without merit and intends to vigorously defend against the lawsuit. Based upon Candela’s request, on July 23, 2008, the United States Patent & Trademark Office (“PTO”) agreed to re-exam the validity of the Cardiofocus patents. On October 14, 2008, the Court agreed to stay this matter for a minimum of one year; up to a maximum of two years, but no later than the PTO’s decision with respect to the re-examination proceedings.

•                On April 16, 2008, a shareholder derivative action entitled Forlenzo v. Puorro, et al., Civ. No. 08-1532, was filed in Middlesex County, Massachusetts Superior Court against the individual members of Candela’s board of directors and certain of its current and former officers purporting to assert claims for breach of fiduciary duty and related claims arising out of allegations similar to those asserted in the class action litigation discussed above. The complaint seeks on behalf of Candela, among other things, damages, restitution, and injunctive relief.

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

CANDELA CORPORATION

Date:	November 6, 2008	/s/ Robert E. Quinn
Robert E. Quinn
Vice President, Finance, Treasurer, and
Corporate Controller (Principal Financial Officer)

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