Form 10-Q
period 2008-12-27
CANDELA CORP /DE/
filed 2009-02-05
CIK 793279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 2008.

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act) Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 4, 2009
Common Stock, $.01 par value per share	22,887,829

CANDELA CORPORATION

			Page
Part I.	Financial Information:

	Item 1.	Unaudited Financial Statements

		Condensed Consolidated Balance Sheets as of December 27, 2008 and June 28, 2008	3

		Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six-month periods ended December 27, 2008 and December 29, 2007	4

		Condensed Consolidated Statements of Cash Flows for the six-month periods ended December 27, 2008 and December 29, 2007	5

		Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 19

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 - 25

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	26

	Item 4.	Controls and Procedures	26

Part II.	Other Information:

	Item 1.	Legal proceedings	27 - 29

	Item 4.	Submission of Matters to a Vote of Security Holders	30

	Item 5.	Other Information	30

	Item 6.	Exhibits	31

	Signatures		32

	Index to Exhibits		33

Part I.  Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION
Consolidated Balance Sheets
(in thousands, except per-share data)
(unaudited)

	December 27,	June 28,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$23,998	$21,030
Restricted cash	13	29
Marketable securities	2,678	12,131
Accounts receivable, net of allowance for doubtful accounts of $3,038 and $2,322 at December 27 and June 28, respectively	34,129	43,320
Notes receivable	877	728
Inventories, net	30,565	33,141
Other current assets	14,779	9,043
Total current assets	107,039	119,422
Property and equipment, net	3,803	4,027
Deferred tax assets	5,155	8,065
Goodwill	—	13,225
Acquired Intangible assets, net	174	6,916
Marketable securities, long-term	656	3,512
Other assets	1,787	2,928
Total assets	$118,614	$158,095

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,663	$15,917
Accrued payroll and related expenses	4,203	4,680
Accrued warranty costs, current	4,917	5,373
Sales tax payable	964	919
Other accrued liabilities	8,725	9,257
Deferred revenue, current	11,629	13,614
Current liabilities of discontinued operations	1,564	1,200
Total current liabilities	43,665	50,960
Deferred tax liability, long-term	291	2,099
Accrued warranty costs, long-term	685	725
Deferred revenue, long-term	3,874	4,522
Total liabilities	48,515	58,306

Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 26,156,000 and 26,123,000 issued at December 27 and June 28, respectively	262	261
Treasury stock, 3,450,000 common shares at December 27 and June 28, respectively, at cost	(24,855)	(24,855)
Additional paid-in capital	75,021	73,174
Accumulated earnings	16,668	45,588
Accumulated other comprehensive income	3,003	5,621
Total stockholders’ equity	70,099	99,789
Total liabilities and stockholders’ equity	$118,614	$158,095

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per-share data)

	For the three months ended:		For the six months ended:
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenue
Lasers and other products	$18,785	$24,858	$35,886	$51,311
Product-related service	9,972	10,850	19,535	19,499
Total revenue	28,757	35,708	55,421	70,810
Cost of sales
Lasers and other products	10,910	11,916	19,528	24,073
Product-related service	7,687	7,289	15,263	13,174
Total cost of sales	18,597	19,205	34,791	37,247
Gross profit	10,160	16,503	20,630	33,563
Operating expenses:
Selling, general and administrative	15,698	17,678	30,373	32,316
Research and development	3,591	2,822	5,921	5,220
Total operating expenses	19,289	20,500	36,294	37,536
Loss from operations	(9,129)	(3,997)	(15,664)	(3,973)
Other income (expense):
Interest income	174	500	417	963
Other expense, net	(304)	(2,518)	(621)	(1,777)
Total other expense	(130)	(2,018)	(204)	(814)
Loss from continuing operations before income taxes	(9,259)	(6,015)	(15,868)	(4,787)
Benefit from income taxes	(2,707)	(2,298)	(5,794)	(1,952)
Loss from continuing operations	(6,552)	(3,717)	(10,074)	(2,835)
Loss from discontinued operations, net of income taxes	(18,393)	(833)	(18,881)	(1,528)
Net Loss	$(24,945)	$(4,550)	$(28,955)	$(4,363)

Net loss per share of common stock:
Basic and diluted
Loss from continuing operations	$(0.29)	$(0.16)	$(0.44)	$(0.12)
Loss from discontinued operations	(0.81)	(0.04)	(0.83)	(0.07)
Net loss	$(1.10)	$(0.20)	$(1.27)	$(0.19)

Weighted average shares outstanding:
Basic and diluted	22,707	22,652	22,702	22,778

Net loss	$(24,945)	$(4,550)	$(28,955)	$(4,363)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,360)	797	(2,618)	1,569
Unrealized gain on available-for-sales securities, net of tax	—	1,039	—	777
Comprehensive loss	$(26,305)	$(2,714)	$(31,573)	$(2,017)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended:
	December 27,	December 29,
	2008	2007
Cash flows from operating activities:
Net loss	$(28,955)	$(4,363)
Adjustments to reconcile net loss to net cash (used by) provided by operating activities:
Non-cash items reported in discontinued operations	16,784	—
Gain on other-than-temporary impairment of investment	—	2,546
Share-based compensation expense	1,785	2,056
Depreciation and amortization	1,806	1,440
Provision for bad debts	3,378	1,486
Other non-cash items	81	(41)
Changes in operating assets and liabilities
Accounts receivable	7,100	(435)
Notes receivable	149	493
Inventories	819	(5,305)
Other current assets	1,057	(2,078)
Other assets	1,904	62
Accounts payable	(3,059)	9,626
Accrued payroll and related expenses	(302)	(927)
Deferred revenue	(2,446)	1,474
Accrued warranty costs	(487)	(1,528)
Income taxes payable and deferred	(6,133)	(1,150)
Other accrued liabilities	(561)	(2,523)
Restricted cash	16	19
Net cash (used by) provided by operating activities	(7,064)	852

Cash flows from investing activities:
Purchases of property and equipment	(675)	(1,648)
Maturities of held-to-maturity marketable securities	11,194	8,168
Purchases of held-to-maturity marketable securities	—	(13,920)
Acquisition of intangible assets	—	(75)
Net cash provided by (used by) investing activities	10,519	(7,475)

Cash flows from financing activities:
Proceeds from the issuance of common stock	55	97
Purchase of treasury stock	—	(2,400)
Net cash provided by (used by) financing activities	55	(2,303)

Effect of exchange rates on cash and cash equivalents	(542)	1,561

Net increase (decrease) in cash and cash equivalents	2,968	(7,365)
Cash and cash equivalents at beginning of period	21,030	27,152
Cash and cash equivalents at end of period	$23,998	$19,787

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Candela Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

1.                   Basis of Presentation and Consolidation

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The year-end consolidated balance sheet is derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. Actual results may differ from these estimates.

The results for the three and six-month periods ended December 27, 2008 are not necessarily indicative of results to be expected for the remainder of the fiscal year. The information contained in the interim financial statements should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Candela Corporation 2008 Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

There have been no other changes in our significant accounting policies during the six months ended December 27, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

2.                   Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) finalized FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standard (“SFAS”) No. 142,  Goodwill and Other Intangible Assets. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not believe that the adoption of FSP 142-3 will have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the additional disclosure required by SFAS No. 161 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised “R”), Business Combinations. This standard changes the accounting for business combinations by requiring that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition related transaction costs, the valuation of any non-controlling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will evaluate the impact of the pending adoption of SFAS No. 141(R) on our consolidated financial statements if and when the Company enters into a business combination.

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

Our cash and cash equivalents consist of cash on deposit at various financial institutions at December 27, 2008 and include approximately $6.2 million invested in money market funds. Since the Company did not elect the fair-value option on these or any other instruments, we do not have any financial assets or liabilities that require recording of fair value at December 27, 2008.

3.                   Discontinued Operations

Candela Skin Care Centers (“CSCC”)

On September 27, 2003 management initiated a plan to close its only remaining skin care center. The closure was accounted for as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In determining the amount of the facilities closure accrual, we are required to estimate such factors as future vacancy rates. These estimates are reviewed quarterly and may result in revisions to established facility reserves.

Inolase (2002) Ltd.

In the fiscal quarter ended December 27, 2008, in connection with the Company’s plan to focus on its core products, management initiated a plan to close its Inolase (2002) Ltd. (“Inolase”) subsidiary. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classified the operating results of this business as discontinued operations in the accompanying statements of operations. In addition, the assets and liabilities of the discontinued operations not disposed of as of December 27, 2008 have been reflected as assets held for disposal and liabilities held for disposal in the accompanying consolidated balance sheet as of December 27, 2008.

The Company determined that there was no future cash value inherent to its Inolase subsidiary and, accordingly, decided to shut down this reporting unit as its fair value was zero. As part of that process the Company recognized a 100% impairment loss associated with the goodwill, other intangible assets, inventory, and fixed assets. These components of the loss recognized during the three-month period ended December 27, 2008 are as follows:

In thousands
Goodwill	$10,596
Patents & developed technology	5,162
Inventory	1,681
Property and equipment, net	237
$17,676

In accordance with SFAS No. 146, the Company also recorded restructuring charges of approximately $0.4 million at December 27, 2008 associated with future occupancy costs, minimum termination benefits, and professional service fees.

A summary of the operating results of the discontinued operations are as follows:

	For the three months ended:		For the six months ended:
(in thousands)	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Revenue	$65	$373	$274	$744
Loss from discontinued operations	(1,146)	(991)	(1,779)	(1,763)
Provision for (benefit from) Income tax from discontinued operations	463	(158)	318	(235)
Net loss on disposal of discontinued operations, net of tax benefit of $892	(16,784)	—	(16,784)	—
Loss from discontinued operations, net	$(18,393)	$(833)	$(18,881)	$(1,528)

As of December 27, 2008, the Company had assets held for disposal of approximately $0.1 million and liabilities held in connection with such assets of approximately $0.4 million. These amounts are comprised of the assets and liabilities of the Inolase reporting unit. The assets held for disposal primarily represent cash and accounts receivable, net. The liabilities associated with such assets primarily represent accounts payable and accrued expenses.

Current liabilities of discontinued operations consist of the following:

(in thousands)	December 27, 2008	June 28, 2008
Facility closure and other costs - CSCC	$342	$361
Deferred revenue, gift certificates - CSCC	839	839
Facility closure and other costs - Inolase	383	—
	$1,564	$1,200

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

The application of SFAS No. 123R and SAB 107 during the three-month periods ended December 27, 2008 and December 29, 2007 resulted in the recognition of share-based compensation expense of approximately $0.9 million and $1.2 million, respectively. For the six-month period ended December 27, 2008 and December 29, 2007, recognition of shared-based compensation expense was approximately $1.8 million and $2.1 million, respectively.  These expenses were divided between cost of sales and operating expense cost centers based upon the functional responsibilities of the individuals holding the respective options.

As of December 27, 2008, there was approximately $2.7 million of total unrecognized compensation cost related to non-vested stock options and Stock Appreciation Rights (“SARs”) granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 1.1 years.

The amount of cash received from the exercise of stock options for the six-month periods ended December 27, 2008 and December 29, 2007 was approximately $18,000 and $0.1 million, respectively.

None of the options or SARs outstanding at December 27, 2008 had cash-settlement features.

Stock Compensation Plans

General Discussion

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

Stock Appreciation Rights (“SARs”) provide the holder the right to receive an amount, payable in stock, cash or in any combination of these, as specified by a Committee established by the Board of Directors, equal to the excess of the market value of our common shares on the date of exercise over the grant price at the time of the grant. The grant price of a SAR may not be less than the fair market value per share of common stock on the date of grant, provided that the grant price of SARs granted in tandem with stock options shall equal the exercise price of the related stock option.

1990 Candela Corporation Employee Stock Purchase Plan

The 1990 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the sale of up to 1.5 million shares of common stock to eligible employees. The shares are issued at 85% of the average high/low market price on the last day of semi-annual periods rounded up to the nearest penny. Substantially all full-time employees are eligible to participate in the Purchase Plan. At December 27, 2008 there were approximately 622,000 shares available for sale. Compensation expense for the purchase plan is recognized over the vesting period.

1998 Candela Corporation Amended and Restated Stock Plan

Effective December 12, 2006, the Third Amended and Restated 1998 Stock Plan (“1998 Stock Plan”) was amended, by affirmative vote at the Company’s Annual Meeting of Shareholders held on the same date, to increase the number of shares for which options and rights could be granted by 2.5 million shares to a maximum of 7.8 million shares.

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

There were approximately 0.6 million stock-based SARs granted during the six-month period ended December 27, 2008. The SARs granted to employees become exercisable ratably over one to four years, while the SARs granted to directors become exercisable over two years.

There were approximately 4.3 million outstanding options/SARs at December 27, 2008 with a weighted-average exercise price of $8.19 per share, an aggregate intrinsic value of zero, and a weighted-average remaining contractual term of 7.72 years.

Of the total 4.3 million outstanding options/SARs, there were approximately 1.8 million of exercisable options/SARs at December 27, 2008 with a weighted-average exercise price of $10.39 per share, an aggregate intrinsic value of zero, and a weighted-average remaining contractual term of 6.19 years.

The total intrinsic value of options exercised during the six-month period ended December 27, 2008 was approximately $18,000.

The 1998 Stock Plan expired pursuant to its terms on September 18, 2008. As such, there were no options/SARs available for grant under this plan at December 27, 2008.

2008 Candela Corporation Stock Plan

The Company’s 2008 Stock Plan was adopted by the Board of Directors on October 27, 2008 and approved by the stockholders on December 12, 2008. The 2008 Stock Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock awards and restricted stock units (“RSUs”), which are referred to hereafter individually as a “Stock Right” and collectively as “Stock Rights.”

The 2008 Stock Plan authorizes the issuance of up to 1,300,000 shares of the Company’s Common Stock. The shares of Common Stock subject to Stock Rights may be authorized but unissued shares of Common Stock or shares of Common Stock reacquired by the Company in any manner. Any shares of Common Stock subject to a Stock Right which for any reason expires or terminates unexercised or terminates without the delivery of shares of Common Stock may again be available for future grants under the 2008 Stock Plan. No employee may be granted options and/or SARs with respect to more than 700,000 shares of Common Stock in any one fiscal year. No employee may be granted restricted stock or RSUs having a fair market value in excess of $2,000,000 in any one fiscal year. The number of shares of Common Stock available under the 2008 Stock Plan, the award limits and a grantee’s rights with respect to Stock Rights granted, unless otherwise specifically provided in the written instrument relating to the grant of such Stock Right, shall be adjusted upon the occurrence of any of the following: stock dividends, stock splits, consolidation, mergers, recapitalizations, reorganizations, dissolution or liquidation.

As of December 27, 2008, no awards had been granted under the 2008 Stock Plan.

The Compensation Committee of the Board of Directors administers the 2008 Stock Plan. Subject to the provisions of the 2008 Stock Plan, the Compensation Committee has the authority to select the persons to whom Stock Rights are granted and determine the terms of each Stock Right. Subject to certain limitations set forth in the 2008 Stock Plan, the Board of Directors may appoint other committees to administer the 2008 Stock Plan and also may delegate to any officer of the Company certain authority under the 2008 Stock Plan, including the authority to grant Stock Rights.

Incentive stock options may be granted to employees of the Company. Non-Qualified options, SARs, restricted stock and RSUs may be granted to any employee, officer, Director or consultant of the Company.

The Compensation Committee may grant incentive stock options, nonqualified stock options and SARs in tandem with an option or on a free standing basis. Each option or SAR expires on the date specified by the Compensation Committee, but not more than (i) ten years from the date of grant in the case of options and SARs generally and (ii) five years from the date of grant in the case of incentive stock options granted to an employee possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. Options and SARs are subject to early termination in certain circumstances. The exercise price per share of Common Stock of an option may not be less than “fair market value” (as defined in the 2008 Stock Plan) per share of Common Stock on the date of grant. In the case of an incentive stock option to be granted to an employee possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, the exercise price per share of Common Stock may not be less than one hundred ten percent (110%) of the fair market value per share of Common Stock on the date of grant. The aggregate fair market value (determined on the date of grant) of the shares of Common Stock subject to incentive stock options granted to an employee and which first become exercisable during any calendar year cannot exceed $100,000. The grant price of SARs may not be less than the fair market value per share of Common Stock on the date of grant, provided that the grant price of SARs granted in tandem with an option shall equal the exercise price of the related option. Options and SARs may either be fully exercisable at the time of the grant or may become exercisable in such installments as the Compensation Committee may specify. The Compensation Committee has the right to accelerate the date of exercise of any installment of any option or SAR.

The Compensation Committee may grant restricted stock and RSUs. The instrument relating to the grant of restricted stock and RSUs will specify the restrictions that the Compensation Committee may impose, the number of shares of restricted Common Stock to be granted, and such other provisions as the Compensation Committee may determine. The restrictions may lapse separately or in combination at such times, under such circumstances, in such installments, upon the satisfaction of performance goals or otherwise, as the Compensation Committee determines at the time of the grant of the restricted stock or RSUs. Except as otherwise provided in the applicable instrument relating to the grant of the restricted stock or RSUs, a grantee shall have all of the rights of a stockholder with respect to the restricted stock, and such grantee shall have none of the rights of a stockholder with respect to RSUs until such time as shares of Common Stock are paid in settlement of the RSUs.

The Compensation Committee may take any action as may be necessary to ensure that Stock Rights granted under the 2008 Stock Plan qualify as “performance-based compensation” within the meaning of Section 162(m) of the Code. Any Stock Right granted under the 2008 Stock Plan which is intended to qualify as “performance-based compensation” may be conditioned on the attainment of one or more of the following performance goals: earnings, earnings before interest and taxes, earnings before interest, taxes, depreciation and amortization, earnings per share, economic value created, market share, net income (before or after taxes), operating income, adjusted net income after capital charge, return on assets, return on capital (based on earnings or cash flow), return on equity, return on investment, revenue, cash flow, operating margin, share price, total stockholder return, total market value, and strategic business criteria, consisting of one or more objectives based on meeting specified market penetration goals, productivity measures, geographic business expansion goals, cost targets, customer satisfaction or employee satisfaction goals, goals relating to merger synergies, management of employment practices and employee benefits, or supervision of litigation or information technology, and goals relating to acquisitions or divestitures of subsidiaries, affiliates or joint ventures.

Incentive stock options are not transferable by the optionee or grantee except by will or by the laws of descent and distribution. Non-Qualified options, SARs, restricted stock and RSUs are transferable to the extent determined by the Compensation Committee and as set forth in the instrument relating to the grant of any such non-qualified options, SARs, restricted stock and RSUs.

Unless otherwise specified in the instrument relating to the grant of an incentive stock options, if an incentive stock option optionee ceases to be employed other than reason of death or disability, all unvested incentive stock options shall terminate and the vested incentive stock options shall terminate on the earlier of three months after the date of termination of employment or the specified expiration date. If an incentive stock option optionee ceases to be employed by reason of death or disability, all unvested incentive stock options shall terminate and the vested incentive stock options shall terminate on the earlier of one hundred and eighty days after the date of termination of employment or the specified expiration date. The Compensation Committee shall specify in the instrument relating to the grant of nonqualified options, SARs, restricted stock and RSUs the treatment of such Stock Rights upon a grantee’s termination of employment.

In the event of a merger, sale or consolidation of the Company, or a similar “acquisition,” the administrator, or the board of directors of any successor, in its discretion, may either (i) provide for appropriate substitutions or assumptions of outstanding awards, (ii) provide that all option and stock appreciation rights must be exercised, to the extent exercisable, within a specified period following notice at the end of which period all outstanding options or stock appreciation rights will terminate, (iii) provide for the termination of all options and stock appreciation rights in exchange for a cash payment equal to the excess of the fair market value of the shares subject to such award over the exercise price of such award or (iv) terminate all awards, other than options and stock appreciation rights, on such terms and conditions as the administrator or the board of directors of any successor deems appropriate.  The 2008 Stock Plan shall automatically expire on October 27, 2018, except as to options outstanding on that date.

The Board of Directors may adopt amendments to the 2008 Stock Plan, subject, in certain cases, to stockholder approval, and may terminate the 2008 Stock Plan at any time (although such action shall not affect Stock Rights previously granted). No Stock Rights may be granted under the 2008 Stock Plan after October 26, 2018.

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

	For the three months ended:		For the six months ended:
(in thousands, except per share data)	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Shares used in the calculation of Basic earnings per share	22,707	22,652	22,702	22,778
Effect of dilutive securities:
Stock options/SAR’s	—	—	—	—
Diluted shares used in the calculation of earnings per share	22,707	22,652	22,702	22,778

During the three and six-month periods ended December 27, 2008 and December 29, 2007, respectively, potential common shares consisting of all shares issuable upon exercise of stock options/SARs have been excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

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

Marketable securities consist of the following:

	December 27, 2008			June 28, 2008
(in thousands)	Net Carrying Amount	Fair Value	Unrealized loss	Net Carrying Amount	Fair Value	Unrealized loss
Short-term (Held-to-maturity):
Government-backed securities	$1,000	$1,004	$4	$9,000	$9,055	$55
Certificates of deposit	1,678	1,686	8	3,131	3,134	3
Total marketable securities, short-term	$2,678	$2,690	$12	$12,131	$12,189	$58

Long-term (Held-to-maturity):
Government-backed securities	$—	$—	$—	$2,000	$2,014	$14
Certificates of deposit	656	657	1	1,512	1,502	(10)
Total marketable securities, long-term	$656	$657	$1	$3,512	$3,516	$4

Held-to-maturity investments at December 27, 2008 mature as follows:

	Fiscal Year Ended
(in thousands)	2009	2010	Total
Government-backed securities	$1,000	$—	$1,000
Certificates of deposit	822	1,512	2,334
	$1,822	$1,512	$3,334

7.                   Inventories

Inventories consist of the following:

(in thousands)	December 27, 2008	June 28, 2008
Raw materials	$13,223	$13,720
Work in process	1,233	1,635
Finished goods	16,109	17,786
	$30,565	$33,141

8.                    Property and Equipment

Property and equipment consists of the following:

	December 27,	June 28,
(in thousands)	2008	2008
Leasehold improvements	$388	$1,014
Office furniture	332	718
Computers, software, and other equipment	7,817	11,845
	$8,537	$13,577
Less: accumulated depreciation	(4,734)	(9,550)
Property and equipment, net	$3,803	$4,027

Depreciation expense was approximately $0.3 million for each of the three-month periods ended December 27, 2008 and December 29, 2007, respectively.

Depreciation expense was approximately $0.6 million for each of the six-month periods ended December 27, 2008 and December 29, 2007, respectively.

The decreases in the various components of property and equipment, as well as in accumulated depreciation, are directly related to the impairment charges recorded in connection with the discontinued operation more fully explained in Note 3.

9.                    Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets consist of the following:

(in thousands)	December 27, 2008	June 28, 2008
Goodwill	$—	$13,225
Intangible assets with finite lives:
Patents	$174	$3,128
Developed technology	—	6,009
	174	9,137
Accumulated amortization:
Patents	—	(886)
Developed technology	—	(1,335)
	—	(2,221)
Intangible assets with finite lives, net	$174	$6,916

The changes in the carrying amount of goodwill for the six-month period ended December 27, 2008 are as follows:

(in thousands)
Balance at June 28, 2008	$13,225
Effect of foreign currency adjustments	(2,629)
Impairment Charge	(10,596)
Balance at December 27, 2008	$—

Amortization expense was approximately $0.4 for each of the three-month periods ended December  27, 2008 and December 29, 2007, respectively.

Amortization expense was approximately $0.8 for each of the six-month periods ended December  27, 2008 and December 29, 2007, respectively.

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

The Company had three foreign currency forward contracts outstanding at December 27, 2008 in the notional amount of approximately 1.4 million Euros or approximately $2.0 million. These derivative contracts serve to mitigate the foreign currency risk of a substantial portion of our Euro-denominated inter-company balances at December 27, 2008. None of the aforementioned derivatives qualified for hedge accounting at December 27, 2008.

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

The following table reflects changes in the Company’s accrued warranty account during the three and six-month periods ended December 27, 2008 and December 29, 2007, respectively:

	For the three months ended:		For the six months ended:
	December 27,	December 29,	December 27,	December 29,
(in thousands)	2008	2007	2008	2007
Beginning balance	$6,413	$6,755	$6,098	$7,613
Incremental accruals on current sales	1,450	1,365	2,986	2,537
Amortization of prior-period accruals	(2,261)	(2,035)	(3,482)	(4,065)
Ending balance	$5,602	$6,085	$5,602	$6,085

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

The following table reflects changes in the Company’s deferred revenue account during the three and six-month periods ended December 27, 2008 and December 29, 2007, respectively:

	For the three months ended:		For the six months ended:
	December 27,	December 29,	December 27,	December 29,
(in thousands)	2008	2007	2008	2007
Beginning balance	$15,165	$14,731	$18,136	$13,751
Deferral of new sales	3,862	4,246	8,244	9,435
Recognition of previously deferred revenue	(3,524)	(3,752)	(10,877)	(7,961)
Ending balance	$15,503	$15,225	$15,503	$15,225

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

The Company’s agreement with the Regents called for an annual license fee of $0.3 million and a minimum annual royalty obligation of $1 million or 3%, whichever is greater. The multi-year annual fee of $0.3 million was paid to the Regents in a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of December 27, 2008 was less than seven years. The royalty and the amortization of the annual license fee payment are reflected in the Company’s consolidated statement of income. The unamortized portion of the license fee payment is reflected in other current assets and in other assets at December 27, 2008 and June 28, 2008, respectively.

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

16.             Legal Proceedings

The Company is currently involved in two litigation matters with Palomar Medical Technologies, Inc. (“Palomar”).

•                  Palomar asserts that it is the exclusive licensee from The General Hospital Corporation (“Mass. General”) of U.S. Patent No. 5,735,844 (the “‘844 Patent”) and U.S. Patent No. 5,595,568, which is related to the ‘844 Patent (the “‘568 Patent”).  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of the ‘844 Patent. Palomar seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. In November 2006, the Company answered the complaint by denying Palomar’s allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that the ‘568 Patent is either invalid, or products manufactured by the Company do not infringe the ‘568 Patent, or both. In November 2006, Palomar filed an answer denying the Company’s counterclaim. In February 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the ‘568 Patent, and to allege that additional Candela products infringe the ‘568 Patent. Palomar’s motion to amend its Complaint was granted in August 2007. In February 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company’s motion to amend its Answer and Counterclaims was granted in March 2007. Palomar filed a general denial response to Candela’s Amended Answer and Counterclaim in March 2007. In August 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definition of the disputed claim term of a patent. On October 31, 2008, the Company requested a stay of the case with the Court, which was granted on November 17, 2008. The Company did so based upon a third party’s re-examination request that was granted by the United States Patent and Trademark Office on August 29, 2008. The re-examination is with respect to both the ‘568 and ‘844 Patents, including many of the Claims at issue in this case.  On December 9, 2008, Candela filed requests for re-examination of the ‘568 and ‘844 Patents with the United States Patent & Trademark Office asserting that all claims currently in dispute with Palomar be held invalid.  On January 7, 2009, the United States Patent and Trademark Office granted the Company’s re-examination request of the ‘844 Patent and the ‘568 Patent.   The United States Patent and Trademark Office stated that there are substantial new questions of patentability for all claims asserted against the Company by Palomar.

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

•                  In December 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division, asserting that Palomar infringes one or more claims of United States patents Nos: 5,810,801, 6,659,999 and 6,120,497. The Company sought compensatory and treble damages for past infringement, as well as attorneys’ fees and an injunction against Palomar from future infringement. In January 2007, Palomar answered the complaint by denying the Company’s allegations and filing a declaratory judgment motion seeking a court ruling that it did not infringe such patents and/or that such patents were invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts. In February 2007, the Company added Massachusetts General Hospital as a party to its action. The Court denied Palomar’s motion to transfer the case to Massachusetts. The parties had a six day trial, beginning on September 29, 2008.  At trial, the Company alleged that Claims 11-14 of the 5,810,801 Patent was infringed by Palomar’s Lux 1540, Lux1540Z, LuxIR and Lux DeepIR.  On October 7, 2008, the jury returned a verdict in favor of Palomar. The jury found that none of the alleged Palomar products infringe on Claims 11-14 of the Company’s 5,810,801 patent and that all such Claims are invalid. The Company filed a Judgment as a Matter of Law motion with the Court in an attempt to reverse the invalidity ruling. On December 30, 2008, the Court entered final judgment in favor of Palomar.

•                  On April 2 and April 22, 2008, respectively, two substantially similar putative class action lawsuits, entitled Western Pa. Elec. Employees Pension Fund, et al., 1:08-cv-10551-DPW (“Western Pa.”) and Caballero v. Candela Corp., et al., Civ. No. 1:08-cv-10673-DPW  (“Caballero”), were filed against Candela and two of its officers in the United States District Court for the District of Massachusetts purporting to assert claims for violations of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and reasonable costs and expenses.  On July 10, 2008, the court consolidated the cases (the “Consolidated Class Action”) and appointed lead plaintiff and lead counsel.  On August 25, 2008, lead plaintiff filed a consolidated amended complaint purporting to be brought on behalf of all open-market purchasers of Candela common stock from November 1, 2005 through August 21, 2006, and alleging that Candela made certain false and misleading statements to investors expressing optimism regarding its financial condition and failed to disclose (i) the possibility that Palomar, one of Candela’s leading competitors, would initiate patent enforcement litigation against Candela and (ii) that Candela was purportedly losing market share to its competitors.

•                  On April 16, 2008, a shareholder derivative action entitled Forlenzo v. Puorro, et al., Civ. No. 08-1532, was filed in Massachusetts Superior Court for Middlesex County against the individual members of Candela’s board of directors and certain of its current and former officers, purporting to assert claims for breach of fiduciary duty and related claims arising out of allegations similar to those asserted in the class action litigation discussed above (the “Derivative Action”).  The complaint sought on behalf of Candela, among other things, damages, restitution, and injunctive relief.

On January 16, 2009, the parties to the Consolidated Class Action and the Derivative Action filed stipulations of settlement, together with supporting documents, in the United States District Court for the District of Massachusetts and Massachusetts Superior Court for Middlesex County, respectively. Under the terms of the proposed Consolidated Class Action settlement, Candela will pay $3.85 million into a settlement fund for the benefit of the class members. Under the terms of the proposed Derivative Action settlement, Candela will pay for attorneys’ fees and has agreed to adopt certain corporate governance changes.  Candela’s insurer will fund all payments contemplated by the proposed settlements.  Neither the Company nor any of the individual defendants admit any wrongdoing under either of the proposed settlements, which are being entered into in return for the release of all claims.  The proposed settlements are subject to preliminary and final approval by the respective courts.

•                  On February 19, 2008, Cardiofocus, Inc. (“Cardiofocus”) filed suit against the Company and eight other companies in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patents 6,457, 780, 6,159,203 and 5,843,073. Cardiofocus seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. On April 21, 2008, the Company answered Cardiofocus’ complaint and asserted a variety of counterclaims against Cardiofocus. The Company intends to vigorously defend against the lawsuit. Based upon Candela’s request, on July 23, 2008, the United States Patent & Trademark Office (“PTO”) agreed to re-examine the validity of the Cardiofocus patents. On October 14, 2008, the Court agreed to stay this matter for a minimum of one year, up to a maximum of two years, but no later than the PTO’s decision with respect to the re-examination proceedings.

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

A discussion of our critical accounting policies and the related estimates and judgments affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for fiscal year 2008. Information with respect to changes in our Critical Accounting Policies during the six-month period ended December 27, 2008 may be found in Note 1 of the Notes to Condensed Consolidated Financial Statements (unaudited) in this Form 10-Q, which information is incorporated herein by reference.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the six months ended December 27, 2008 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 2 of Notes to Condensed Consolidated Financial Statements (unaudited) in this Form 10-Q, which information is incorporated herein by reference.

Results of Operations

Revenue

Revenue source by geographic region is reflected in the following table:

	For the three months ended:
(in thousands)	December 27, 2008		December 29, 2007		Increase (Decrease)
U.S.	$8,637	30%	$13,680	38%	$(5,043)	-37%
All other countries	20,120	70%	22,028	62%	(1,908)	-9%
Total worldwide revenue	$28,757	100%	$35,708	100%	$(6,951)	-19%

	For the six months ended:
(in thousands)	December 27, 2008		December 29, 2007		Increase (Decrease)
U.S.	$17,503	32%	$30,199	43%	$(12,696)	-42%
All other countries	37,918	68%	40,611	57%	(2,693)	-7%
Total worldwide revenue	$55,421	100%	$70,810	100%	$(15,389)	-22%

Consolidated revenue was $28.8 million for the three-month period ended December 27, 2008, as compared to $35.7 million for the same period ended December 29, 2007. The overall decrease in quarterly revenue of approximately $7.0 million was comprised primarily of revenue declines of $5.0 million in the U.S. and $3.0 million in Europe, offset slightly by a $0.9 million increase in Japan. The decrease in U.S. and European revenues was directly related to the slowing economy combined with the tightening credit markets.

Consolidated revenue was $55.4 million for the six-month period ended December 27, 2008, as compared to $70.8 million for the same period ended December 29, 2007. The overall decrease of $15.4 million was driven by decreases in the U.S. and Europe. The decrease in revenues was directly related to the slowing economy combined with the tightening credit markets.

Revenue source by type is reflected in the following table:

	For the three months ended:
(in thousands)	December 27, 2008		December 29, 2007		Increase (Decrease)
Lasers and other products	$18,784	65%	$24,896	70%	$(6,112)	-25%
Product-related services	9,973	35%	10,812	30%	(839)	-8%
Total revenue	$28,757	100%	$35,708	100%	$(6,951)	-19%

	For the six months ended:
(in thousands)	December 27, 2008		December 29, 2007		Increase (Decrease)
Lasers and other products	$35,886	65%	$51,394	73%	$(15,508)	-30%
Product-related services	19,535	35%	19,416	27%	119	1%
Total revenue	$55,421	100%	$70,810	100%	$(15,389)	-22%

The decrease in revenue from lasers and other products for the three-month period ended December 27, 2008, compared to the same period ended December 29, 2007, was directly related to the general reduction in sales in the U.S. and European markets due to the slowing economy combined with the tightening credit markets.

The decrease in revenue from lasers and other products for the six-month period ended December 27, 2008, compared to the same period ended December 29, 2007, was directly related to the general reduction in sales in the U.S. and European markets due to the slowing economy combined with the tightening credit markets.

Product-related services decreased approximately $0.8 million or 8% in the three-month period ended December 27, 2008 as compared to the same period ended December 29, 2007. The decrease is primarily related to fluctuating consumable sales.

Product-related services increased approximately $100,000 or 1% in the six-month period ended December 27, 2008 as compared to the same period ended December 29, 2007. The slight increase is primarily related to the increase in the number of service-related contracts sold.

Gross Profit. Gross profit was approximately $10.2 million or 35.3% for the three-month period ended December 27, 2008 as compared to $16.5 million or 46.2% for the same period ended December 29, 2007. The decrease in gross profit for the three-month period ended December 27, 2008 as compared to the same period in the previous fiscal year is primarily due to changes in product mix, changes in regional mix, and a greater proportion of revenues being derived from the sale of product-related services in the current period which carry a lower margin than sales of lasers. It was also affected by an increase in our inventory reserve of approximately $1.2 which was determined to be necessary due to the current economic conditions.

Gross profit was approximately $20.6 million or 37.2% for the six-month period ended December 27, 2008 as compared to $33.6 million or 47.4% for the same period ended December 29, 2007. The decrease in gross profit for the six-month period ended December 27, 2008 as compared to the same period in the previous fiscal year is due to changes in product mix and a greater proportion of revenues being derived from the sale of product-related services in the current period. It was also affected by an increase in our inventory reserve of approximately $1.2 which was determined to be necessary due to the current economic conditions.

Selling, General and Administrative Expense.  Selling, general and administrative (SG&A) expenses were approximately $15.7 million for the three-month period ended December 27, 2008 compared to $17.7 million for the three-month period ending December 29, 2007. As a percentage of revenue, SG&A expenses increased to 54.6% from 49.5% of revenues in the comparative prior-year period. The $2.0 million decrease was primarily comprised of a $0.9 million reduction in sales-related costs, a $1.2 million in decreased legal and audit fees, and decreases in labor and labor related costs of $0.8 million, offset by an increase in accounts receivable and sales reserves of approximately $0.9 million.

For the six-month period ended December 27, 2008, S,G&A expenses decreased to approximately $30.4 million from approximately $32.3 million for the same period ended December 29, 2007. As a percentage of revenue, S,G&A expenses increased to 54.8% from 45.6% of revenues in the comparative prior year period. The $2.0 million decrease was primarily comprised of a $1.4 million reduction in sales-related costs, a $0.6 million in decreased legal and audit fees, and decreases in labor and labor related costs of $1.0 million, offset by an increase in accounts receivable and sales reserves of approximately $1.0 million.

Research and Development Expense.      Research and development (R&D) spending increased to approximately $3.6 million for the three-month period ended December 27, 2008, from approximately $2.8 million for the comparative prior-year period. The increase was primarily driven by the write-off of certain intellectual property. The Company had acquired certain patents and rights in an attempt to commercialize a light-based product. Based on current economic and market conditions, management decided to indefinitely suspend all future development efforts relative to this technology and its underlying product potential.

For the six-month period ended December 27, 2008, Research and development (R&D) expenses increased to approximately $5.9 million from approximately $5.2 million for the same period ended December 29, 2007. Again, the increase was primarily driven by the write-off of certain intellectual property. The Company had acquired certain patents and rights in an attempt to commercialize a light-based product. Based on current economic and market conditions, management decided to indefinitely suspend all future development efforts relative to this technology and its underlying product potential.

Other Income/Expense.  Other expense was approximately $0.1 million for the three-months ended December 27, 2008, as compared to approximately $2.0 million for the same period ended December 29, 2007. The year-over-year decrease of approximately $1.9 million from the prior-year comparable period is due to the recognition of a $2.5 million loss on the other-than-temporary impairment of our holdings of common shares of OccuLogix, Inc. (Note 17) in the comparable fiscal period, combined with a $0.3 million decrease in interest income earned and a $0.3 million increase in foreign currency expense during the current fiscal quarter.

Other expense was approximately $0.2 million for the six-months ended December 27, 2008, as compared to approximately $0.8 million for the same period ended December 29, 2007. The year-over-year decrease is primarily due to the Company having recognized the above-referenced $2.5 million loss offset by higher interest income in the six-month period ended December 29, 2007 as compared to decreased interest income offset by losses on certain foreign currency positions experienced during the six-month period ended December 27, 2008.

The decrease in interest income earned during the six-month period ended December 27, 2008, as compared to the same period in the prior fiscal year, is primarily related to a decrease in cash and cash equivalents and in investments during the trailing twelve-month period ended December 27, 2008 combined with decreasing market interest rates.

Income Taxes. The (benefit) provision for income taxes results from a combination of activities of the Company and its domestic and foreign subsidiaries. We recorded effective tax rates of approximately 36% and 30% for each of the six-month periods ended December 27, 2008 and December 29, 2007, respectively. The effective tax rate for the period ended December 27, 2008 differs from the statutory rate primarily due to differences in foreign tax rates, R&D credits and other permanent items. The effective rate for the period ended December 29, 2007 differs from the statutory rate primarily due to differences in foreign tax rates and other permanent items. The foreign rate difference is due to income reported in a high tax rate jurisdiction combined with losses benefited in a jurisdiction with a lower tax rate.

The Company also recorded a discrete tax benefit during the six months ended December 27, 2008 for the effect of the reinstatement of the R&D credit in the US.  During the six month period ended December 29, 2007 the Company reported a discrete expense item of $0.1 million resulting from a change in the statutory tax rate in Germany. The effect of the change in the German statutory rate on current earnings is fully reflected in our effective tax rate indicated above.

Liquidity and Capital Resources

Our cash and cash equivalents and our investment in short and long-term marketable securities at December 27, 2008 totaled approximately $27.3 million compared with approximately $46.1 million at December 29, 2007. Principal components of the decrease include growth in our inventory over the trailing twelve months, the use of cash for our stock repurchase program, and the general funding of operations. We continue to have no long-term debt. We believe that the combination of existing cash and cash equivalents, and marketable securities on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, as it becomes required.

Cash used by operating activities amounted to approximately $7.1 million for the six-month period ended December 27, 2008 as compared to cash provided by operating activities of approximately $0.9 million for the same period in the prior year. The increase in cash used by operating activities is primarily attributable to our year-to-date net loss combined with an overall decrease in current liabilities in the normal course of business.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and the license agreement with the Regents. The table below in the next section titled “Contractual Obligations” shows the amounts of our operating lease commitments and purchase commitments payable by year.

Contractual Obligations

Outstanding contractual obligations of the Company are reflected in the following table:

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Royalty commitments	$3,250	$1,000	$1,250	$500	$500
Operating leases	2,806	1,363	1,150	187	106
Total contractual obligations	$6,056	$2,363	$2,400	$687	$606

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

•                  Claims by others that our products infringe their patents or other intellectual property rights, or that the patents which we own or have licensed rights to are invalid, could prevent us from manufacturing and selling some of our products or could require us to incur substantial costs from litigation, licenses or the development of non-infringing technology.

•                  Our receipt of final approval from the respective courts in the Western Pa, Caballero and Forlenzo lawsuits.  Please see Part II, Item 1 (Legal Proceedings) for a further discussion of the Western Pa, Caballero and Forlenzo litigation.

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

•                  Our business could also be negatively impacted if our customers or suppliers experience disruptions resulting from tighter capital and credit markets, or a slowdown in the general economy. As a result, customers may modify, delay or cancel plans to purchase our products or services, and suppliers may increase their prices, reduce their output or change their terms of sale. Additionally, if customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to us and suppliers may restrict credit or impose different payment terms. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may adversely affect the Company’s earnings and cash flow.

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

We have international subsidiaries that transact business in foreign currencies and, therefore, we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our results and financial condition. For the six-month period ended December 27, 2008, approximately 41% and 24% of the Company’s costs and expenses, respectively, were denominated in foreign currencies. In addition, approximately 33% and 29% of the Company’s consolidated assets were subject to foreign currency exchange fluctuations as of December 27, 2008 and June 28, 2008, respectively, while approximately 49% and 48% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of December 27, 2008 and June 28, 2008, respectively. From time to time, we may enter into foreign currency exchange contracts to reduce our exposure to foreign currency exchange risk and variability in operating results due to fluctuation in exchange rates underlying the value of current transactions and anticipated transactions denominated in foreign currencies. These contracts obligate us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These contracts are denominated in the same currency in which the underlying transactions are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. The principal foreign currencies applicable to our business are the Euro and the Yen.

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

The Company had three foreign currency forward contracts outstanding at December 27, 2008 in the notional amount of approximately 1.4 million Euros or approximately $2.0 million. These derivative contracts serve to mitigate the foreign currency risk of a substantial portion of our Euro-denominated inter-company balances at December 27, 2008. None of the aforementioned derivatives qualified for hedge accounting at December 27, 2008.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 27, 2008, the end of the period covered by this quarterly report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Candela Corporation

Part II.  Other Information

Item 1 - Legal Proceedings

The Company is currently involved in two litigation matters with Palomar Medical Technologies, Inc. (“Palomar”).

•            Palomar asserts that it is the exclusive licensee from The General Hospital Corporation (“Mass. General”) of U.S. Patent No. 5,735,844 (the “‘844 Patent”) and U.S. Patent No. 5,595,568, which is related to the ‘844 Patent (the “‘568 Patent”).  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of the ‘844 Patent. Palomar seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. In November 2006, the Company answered the complaint by denying Palomar’s allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that the ‘568 Patent is either invalid, or products manufactured by the Company do not infringe the ‘568 Patent, or both. In November 2006, Palomar filed an answer denying the Company’s counterclaim. In February 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the ‘568 Patent, and to allege that additional Candela products infringe the ‘568 Patent. Palomar’s motion to amend its Complaint was granted in August 2007. In February 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company’s motion to amend its Answer and Counterclaims was granted in March 2007. Palomar filed a general denial response to Candela’s Amended Answer and Counterclaim in March 2007. In August 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definition of the disputed claim term of a patent. On October 31, 2008, the Company requested a stay of the case with the Court, which was granted on November 17, 2008.  The Company did so based upon a third party’s re-examination request that was granted by the United States Patent and Trademark Office on August 29, 2008. The re-examination is with respect to both the ‘568 and ‘844 Patents, including many of the Claims at issue in this case.  On December 9, 2008, Candela filed requests for re-examination of the ‘568 and ‘844 Patents with the United States Patent & Trademark Office asserting that all claims currently in dispute with Palomar be held invalid.  On January 7, 2009, the United States Patent and Trademark Office granted the Company’s re-examination request of the ‘844 Patent and the ‘568 Patent.   The United States Patent and Trademark Office stated that there are substantial new questions of patentability for all claims asserted against the Company by Palomar.

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

•            In December 2006, the Company filed suit against Palomar in the United States District Court for the Eastern District of Texas, Lufkin Division, asserting that Palomar infringes one or more claims of United States patents Nos: 5,810,801, 6,659,999 and 6,120,497. The Company sought compensatory and treble damages for past infringement, as well as attorneys’ fees and an injunction against Palomar from future infringement. In January 2007, Palomar answered the complaint by denying the Company’s allegations and filing a declaratory judgment motion seeking a court ruling that it did not infringe such patents and/or that such patents were invalid. In addition, Palomar filed a motion to transfer the case to the United States District Court for the District of Massachusetts. In February 2007, the Company added Massachusetts General Hospital as a party to its action. The Court denied Palomar’s motion to transfer the case to Massachusetts. The parties had a six day trial, beginning on September 29, 2008.  At trial, the Company alleged that Claims 11-14 of the 5,810,801 Patent was infringed by Palomar’s Lux 1540, Lux1540Z, LuxIR and Lux DeepIR.  On October 7, 2008, the jury returned a verdict in favor of Palomar. The jury found that none of the alleged Palomar products infringe on Claims 11-14 of the Company’s 5,810,801 patent and that all such Claims are invalid. The Company filed a Judgment as a Matter of Law motion with the Court in an attempt to reverse the invalidity ruling. On December 30, 2008, the Court entered final judgment in favor of Palomar.

•            On April 2 and April 22, 2008, respectively, two substantially similar putative class action lawsuits, entitled Western Pa. Elec. Employees Pension Fund, et al., 1:08-cv-10551-DPW (“Western Pa.”) and Caballero v. Candela Corp., et al., Civ. No. 1:08-cv-10673-DPW (“Caballero”), were filed against Candela and two of its officers in the United States District Court for the District of Massachusetts purporting to assert claims for violations of §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeking, among other things, compensatory damages and reasonable costs and expenses.  On July 10, 2008, the court consolidated the cases (the “Consolidated Class Action”) and appointed lead plaintiff and lead counsel.  On August 25, 2008, lead plaintiff filed a consolidated amended complaint purporting to be brought on behalf of all open-market purchasers of Candela common stock from November 1, 2005 through August 21, 2006, and alleging that Candela made certain false and misleading statements to investors expressing optimism regarding its financial condition and failed to disclose (i) the possibility that Palomar, one of Candela’s leading competitors, would initiate patent enforcement litigation against Candela and (ii) that Candela was purportedly losing market share to its competitors.

•            On April 16, 2008, a shareholder derivative action entitled Forlenzo v. Puorro, et al., Civ. No. 08-1532, was filed in Massachusetts Superior Court for Middlesex County against the individual members of Candela’s board of directors and certain of its current and former officers, purporting to assert claims for breach of fiduciary duty and related claims arising out of allegations similar to those asserted in the class action litigation discussed above (the “Derivative Action”).  The complaint sought on behalf of Candela, among other things, damages, restitution, and injunctive relief.

On January 16, 2009, the parties to the Consolidated Class Action and the Derivative Action filed stipulations of settlement, together with supporting documents, in the United States District Court for the District of Massachusetts and Massachusetts Superior Court for Middlesex County, respectively. Under the terms of the proposed Consolidated Class Action settlement, Candela will pay $3.85 million into a settlement fund for the benefit of the class members. Under the terms of the proposed Derivative Action settlement, Candela will pay for attorneys’ fees and has agreed to adopt certain corporate governance changes.  Candela’s insurer will fund all payments contemplated by the proposed settlements.  Neither the Company nor any of the individual defendants admit any wrongdoing under either of the proposed settlements, which are being entered into in return for the release of all claims.  The proposed settlements are subject to preliminary and final approval by the respective courts.

•            On February 19, 2008, Cardiofocus, Inc. (“Cardiofocus”) filed suit against the Company and eight other companies in the United States District Court for the District of Massachusetts,

asserting willful infringement by the Company of U.S. Patents 6,457, 780, 6,159,203 and 5,843,073. Cardiofocus seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. On April 21, 2008, the Company answered Cardiofocus’ complaint and asserted a variety of counterclaims against Cardiofocus. The Company intends to vigorously defend against the lawsuit. Based upon Candela’s request, on July 23, 2008, the United States Patent & Trademark Office (“PTO”) agreed to re-examine the validity of the Cardiofocus patents. On October 14, 2008, the Court agreed to stay this matter for a minimum of one year, up to a maximum of two years, but no later than the PTO’s decision with respect to the re-examination proceedings.

From time to time, the Company is party to various legal proceedings incidental to its business. The Company believes that none of the legal proceedings, other than the lawsuit initiated by Palomar, that are presently pending, if adversely decided against us, will have a material adverse effect upon the Company’s  financial position, results of operations, or liquidity.

Item 4 — Submission of Matters to a Vote of Security Holders

On December 12, 2008, the Company held its annual meeting of shareholders and voted on four proposals.

1)              At the Meeting, six (6) directors were elected to hold office until the Company’s next annual meeting. The vote was as follows:

	FOR	WITHHOLD
George A. Abe	16,820,713	3,901,866
Ben Bailey, III	17,279,996	3,442,583
Nancy E. Nager	16,816,100	3,906,479
Gerard E. Puorro	17,004,497	3,718,082
Kenneth D. Roberts	16,892,819	3,829,760
Douglas W. Scott	16,596,684	4,125,895

2)              At the meeting, the proposal to adopt the Company’s 2008 Stock Plan, and the reserve of 1,300,000 shares of the Company’s Common Stock for issuance under the 2008 Stock Plan, was approved as follows:

FOR	AGAINST	ABSTAIN
10,350,539	4,389,918	76,670

3)              At the meeting, the proposal to adopt an amendment to the amended and restated Certificate of Incorporation to create a class of Preferred Stock and authorize an issuance of up to 5,000,000 shares of Preferred Stock was not approved as approval by more than 50% of the shares outstanding was required. The vote was as follows:

FOR	AGAINST	ABSTAIN
11,040,915	3,705,926	70,286

4)              At the Meeting, the vote on a proposal to ratify the selection of BDO Seidman, LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending June 27, 2009, was approved as follows:

FOR	AGAINST	ABSTAIN
19,839,353	642,280	240,945

Item 5 — Other Information

None.

Item 6 - Exhibits

(a)                                  Exhibits

Exhibit 10.2.8	Amendment Number One to the Candela Corporation Employee Stock Purchase Plan

Exhibit 10.19	Candela Corporation 2008 Stock Plan

Exhibit 10.20	Form of Candela Corporation 2008 Stock Plan Notice of Stock Appreciation Right Grant

Exhibit 3(i)	Amended and Restated Certificate of Incorporation of Candela Corporation

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANDELA CORPORATION

Date:	February 5, 2009	/s/ Robert E. Quinn
Robert E. Quinn
Vice President, Finance, Treasurer, and
Corporate Controller (Principal Financial Officer)

Candela Corporation

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 10.2.8	Amendment Number One to the Candela Corporation Employee Stock Purchase Plan

Exhibit 10.19	Candela Corporation 2008 Stock Plan

Exhibit 10.20	Form of Candela Corporation 2008 Stock Plan Notice of Stock Appreciation Right Grant

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002