Form 10-Q
period 2009-03-28
CANDELA CORP /DE/
filed 2009-05-07
CIK 793279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☐    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act)  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2009
Common Stock, $.01 par value per share	22,887,829

CANDELA CORPORATION

			Page
Part I.	Financial Information:

	Item 1.	Unaudited Financial Statements

		Condensed Consolidated Balance Sheets as of March 28, 2009 and June 28, 2008	3

		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine-month periods ended March 28, 2009 and March 29, 2008	4

		Condensed Consolidated Statements of Cash Flows for the nine-month periods ended March 28, 2009 and March 29, 2008	5

		Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 19

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20 - 25

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	26

	Item 4.	Controls and Procedures	26

Part II.	Other Information:

	Item 1.	Legal proceedings	27 - 28

	Item 6.	Exhibits	29

	Signatures		30

	Index to Exhibits		31

Part I.  Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION

Consolidated Balance Sheets

(in thousands, except per-share data)

(unaudited)

	March 28,	June 28,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$22,988	$21,030
Restricted cash	1,013	29
Marketable securities	1,756	12,131
Accounts receivable, net of allowance for doubtful accounts of $2,861 and $2,322 at March 28 and June 28, respectively	33,020	43,320
Notes receivable	905	728
Inventories, net	27,874	33,141
Other current assets	14,345	9,043

Total current assets	101,901	119,422
Property and equipment, net	3,564	4,027
Deferred tax assets	6,300	8,065
Goodwill	—	13,225
Acquired Intangible assets, net	174	6,916
Marketable securities, long-term	—	3,512
Other assets	1,668	2,928

Total assets	$113,607	$158,095

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,072	$15,917
Accrued payroll and related expenses	4,754	4,680
Accrued warranty costs, current	4,961	5,373
Sales tax payable	584	919
Other accrued liabilities	7,200	9,257
Deferred revenue, current	10,983	13,614
Current liabilities of discontinued operations	1,330	1,200

Total current liabilities	39,884	50,960
Deferred tax liability, long-term	291	2,099
Accrued warranty costs, long-term	627	725
Deferred revenue, long-term	3,798	4,522

Total liabilities	44,600	58,306

Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 26,175,000 and 26,123,000 issued at March 28 and June 28, respectively	262	261
Treasury stock, 3,450,000 common shares at March 28 and June 28, respectively, at cost	(24,855)	(24,855)
Additional paid-in capital	75,645	73,174
Accumulated earnings	16,168	45,588
Accumulated other comprehensive income	1,787	5,621

Total stockholders’ equity	69,007	99,789

Total liabilities and stockholders’ equity	$113,607	$158,095

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per-share data)

	For the three months ended:		For the nine months ended:
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenue
Lasers and other products	$18,528	$27,986	$54,414	$79,380
Product-related service	11,238	10,413	30,773	29,829

Total revenue	29,766	38,399	85,187	109,209
Cost of sales
Lasers and other products	9,673	12,872	29,201	36,944
Product-related service	8,160	8,738	23,423	21,913

Total cost of sales	17,833	21,610	52,624	58,857

Gross profit	11,933	16,789	32,563	50,352
Operating expenses:
Selling, general and administrative	10,797	17,873	41,170	50,191
Research and development	2,488	2,418	8,409	7,637

Total operating expenses	13,285	20,291	49,579	57,828

Loss from operations	(1,352)	(3,502)	(17,016)	(7,476)

Other income (expense):
Interest income	8	367	425	1,330
Other expense, net	(16)	(78)	(637)	(1,855)

Total other expense	(8)	289	(212)	(525)

Loss from continuing operations before income taxes	(1,360)	(3,213)	(17,228)	(8,001)

Benefit from income taxes	(465)	(1,375)	(6,259)	(3,328)

Loss from continuing operations	(895)	(1,838)	(10,969)	(4,673)

Income (loss) from discontinued operations, net of income taxes	430	(218)	(18,451)	(1,746)

Net Loss	$(465)	$(2,056)	$(29,420)	$(6,419)

Net loss per share of common stock:

Basic
Loss from continuing operations	$(0.04)	$(0.08)	$(0.48)	$(0.21)
Income (loss) from discontinued operations	0.02	(0.01)	(0.81)	(0.08)

Net loss	$(0.02)	$(0.09)	$(1.29)	$(0.29)

Diluted
Loss from continuing operations	$(0.04)	$(0.08)	$(0.48)	$(0.21)
Income (loss) from discontinued operations	0.02	(0.01)	(0.81)	(0.08)

Net loss	$(0.02)	$(0.09)	$(1.29)	$(0.29)

Weighted average shares outstanding:
Basic and diluted	22,725	22,672	22,710	22,743

Net loss	$(465)	$(2,056)	$(29,420)	$(6,419)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,216)	1,965	(3,834)	3,534
Unrealized gain on available-for-sales securities, net of tax	—	—	—	777

Comprehensive loss	$(1,681)	$(91)	$(33,254)	$(2,108)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended:
	March 28,	March 29,
	2009	2008
Cash flows from operating activities:
Net loss	$(29,420)	$(6,419)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash items reported in discontinued operations	17,143	—
Loss on other-than-temporary impairment of investment	—	2,546
Share-based compensation expense	2,619	2,912
Depreciation and amortization	2,304	2,188
Provision for bad debts	3,495	2,058
Other non-cash items	267	195
Changes in operating assets and liabilities
Accounts receivable	8,882	(5,148)
Notes receivable	(177)	754
Inventories	5,887	(9,009)
Other current assets	1,592	(2,848)
Other assets	1,306	50
Accounts payable	(9,839)	6,018
Accrued payroll and related expenses	(462)	(999)
Deferred revenue	(3,777)	3,477
Accrued warranty costs	(285)	(2,245)
Income taxes payable and deferred	(3,524)	(3,350)
Other accrued liabilities	(3,858)	(896)
Restricted cash	(984)	19

Net cash used by operating activities	(8,831)	(10,697)

Cash flows from investing activities:
Purchases of property and equipment	(689)	(2,120)
Maturities of held-to-maturity marketable securities	12,772	15,940
Purchases of held-to-maturity marketable securities	—	(14,250)
Acquisition of intangible assets	—	(233)

Net cash provided by (used by) investing activities	12,083	(663)

Cash flows from financing activities:
Proceeds from the issuance of common stock	64	194
Purchase of treasury stock	—	(2,400)

Net cash provided by (used by) financing activities	64	(2,206)

Effect of exchange rates on cash and cash equivalents	(1,358)	3,535

Net increase (decrease) in cash and cash equivalents	1,958	(10,031)

Cash and cash equivalents at beginning of period	21,030	27,152

Cash and cash equivalents at end of period	$22,988	$17,121

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

The results for the three and nine-month periods ended March 28, 2009 are not necessarily indicative of results to be expected for the remainder of the fiscal year. The information contained in the interim financial statements should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Candela Corporation 2008 Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Basis of Consolidation

The financial statements include the accounts of Candela Corporation and its subsidiaries. Inter-company transactions and balances have been eliminated. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

Significant Accounting Policies

As required, the Company adopted SFAS No. 157 for its financial assets on June 29, 2008.  Adoption does not have a material impact on the Company’s financial position or results of operations at this time. See Note 3 — Fair Value Measurements.

On December 28, 2008, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires additional disclosures about the Company’s objectives in using derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and tabular disclosures of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. See Note 11 — Derivative Instruments and Hedging Activity.

There have been no other changes in our significant accounting policies during the nine months ended March 28, 2009 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations , which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations.It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. SFAS No. 141(R) and FSP FAS 141(R)-1 are effective for us beginning June 28, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP 115-2” and “FSP 124-2”), and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107” and “APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these Staff Positions and the impact, if any, that adoption will have on our financial position and results of operation.

3.       Fair Value Measurements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this standard. Accordingly, adoption did not have a material impact on the Company’s financial position or results of operations at that time.

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

Our cash and cash equivalents consist of cash on deposit at various financial institutions at March 28, 2009 and include approximately $6.9 million invested in money market funds which are measured at fair value on a recurring basis using type Level I inputs.

The fair value of our derivatives are measured using type Level 2 inputs and had a fair value of less than $0.1 million at March 28, 2009.  Also see Note 11 — Derivative Instruments and Hedging Activity.

4.       Discontinued Operations

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

Inolase (2002) Ltd.

In the fiscal quarter ended December 27, 2008, in connection with the Company’s plan to focus on its core products, management initiated a plan to close its Inolase (2002) Ltd. (“Inolase”) subsidiary. In accordance with SFAS No. 144, the Company classified the operating results of this business as discontinued operations in the accompanying statements of operations.

The Company determined that there was no future cash value inherent to its Inolase subsidiary and, accordingly, decided to shut down this reporting unit as its fair value was zero. As part of that process the Company recognized a 100% impairment loss associated with the goodwill, other intangible assets, inventory, and fixed assets. These components of the loss recognized during the nine-month period ended March 28, 2009 are as follows:

In thousands
Goodwill	$10,596
Patents & Developed Technology	5,162
Inventory	1,681
Fixed Assets, net	237
$17,676

In accordance with SFAS No. 146, the Company also recorded restructuring charges of approximately $0.4 million at December 27, 2008 associated with future occupancy costs, minimum termination benefits, and professional service fees.

A summary of the operating results of the discontinued operations are as follows:

	For the three months ended:		For the nine months ended:
	March 28,	March 29,	March 28,	March 29,
(in thousands)	2009	2008	2009	2008
Revenue	$21	$491	$295	$744

Income (loss) from discontinued operations	(116)	(258)	(1,895)	(1,940)
Provision for (benefit from) Income tax from discontinued operations	(905)	(40)	(587)	(194)
Net loss on disposal of discontinued operations, net of tax benefit of $533	(359)	—	(17,143)	—

Income (loss) from discontinued operations, net	$430	$(218)	$(18,451)	$(1,746)

During the three-month period ended March 28, 2009 we recognized certain residual revenues, incurred ongoing operating expenses, and made required adjustments to income taxes in the ordinary course of business.

As of March 28, 2009, the Company had no assets or liabilities held in connection with the disposal of Inolase other than the accrual for future occupancy costs and professional fees detailed in the table below.

Current liabilities of discontinued operations consist of the following:

	March 28,	June 28,
(in thousands)	2009	2008
Facility closure and other costs - CSCC	$311	$361
Deferred revenue, gift certificates - CSCC	839	839
Facility closure and other costs - Inolase	180	—

	$1,330	$1,200

5.      Stock-based Compensation

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

The application of SFAS No. 123R and SAB 107 during the three-month periods ended March 28, 2009 and March 29, 2008 resulted in the recognition of share-based compensation expense of approximately $0.9 million and $0.8 million, respectively. For the nine-month period ended March 28, 2009 and March 29, 2008, recognition of shared-based compensation expense was approximately $2.6 million and $2.8 million, respectively.  These expenses were divided between cost of sales and operating expense cost centers based upon the functional responsibilities of the individuals holding the respective options.

As of March 28, 2009, there was approximately $2.5 million of total unrecognized compensation cost related to non-vested stock options and Stock Appreciation Rights (“SARs”) granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 1.1 years.

The amount of cash received from the exercise of stock options for the nine-month periods ended March 28, 2009 and March 29, 2008 was approximately $18,000 and $0.1 million, respectively.

None of the options or SARs outstanding at March 28, 2009 had cash-settlement features.

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

1990 Candela Corporation Employee Stock Purchase Plan

The 1990 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the sale of up to 1.5 million shares of common stock to eligible employees. The shares are issued at 85% of the average high/low market price on the last day of semi-annual periods rounded up to the nearest penny. Substantially all full-time employees are eligible to participate in the Purchase Plan. At March 28,

2009 there were approximately 603,000 shares available for sale. Compensation expense for the purchase plan is recognized over the vesting period.

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

There were approximately 0.6 million stock-based SARs granted during the nine-month period ended March 28, 2009. The SARs granted to employees become exercisable ratably over one to four years, while the SARs granted to directors become exercisable over two years.

There were approximately 4.2 million outstanding options/SARs at March 28, 2009 with a weighted-average exercise price of $8.25 per share, an aggregate intrinsic value of zero, and a weighted-average remaining contractual term of 7.47 years.

Of the total 4.2 million outstanding options/SARs, there were approximately 2.5 million of exercisable options/SARs at March 28, 2009 with a weighted-average exercise price of $9.09 per share, an aggregate intrinsic value of zero, and a weighted-average remaining contractual term of 6.74 years.

The total intrinsic value of options exercised during the nine-month period ended March 28, 2009 was approximately $18,000.

The 1998 Stock Plan expired pursuant to its terms on September 18, 2008. As such, there were no options/SARs available for grant under this plan at March 28, 2009.

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

There were approximately 1.0 million stock-based SARs granted under this Plan during the three-month period ended March 28, 2009. The SARs granted to employees become exercisable ratably over one to two years. No SARs were granted to directors during the three-month period ended March 28, 2009.

Due to forfeitures, there were approximately 0.9 million outstanding SARs under this Plan at March 28, 2009 with a weighted-average exercise price of $0.41 per share, an aggregate intrinsic value of less than $0.1 million, and a weighted-average remaining contractual term of 9.79 years.

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

The Compensation Committee may grant incentive stock options, non-qualified stock options and SARs in tandem with an option or on a free standing basis. Each option or SAR expires on the date specified by the Compensation Committee, but not more than (i) ten years from the date of grant in the case of options and SARs generally and (ii) five years from the date of grant in the case of incentive stock options granted to an employee possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. Options and SARs are subject to early termination in certain circumstances. The exercise price per share of Common Stock of an option may not be less than “fair market value” (as defined in the 2008 Stock Plan) per share of Common Stock on the date of grant. In the case of an incentive stock option to be granted to an employee possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, the exercise price per share of Common Stock may not be less than one hundred ten percent (110%) of the fair market value per share of Common Stock on the date of grant. The aggregate fair market value (determined on the date of grant) of the shares of Common Stock subject to incentive stock options granted to an employee and which first become exercisable during any calendar year cannot exceed $100,000. The grant price of SARs may not be less than the fair market value per share of Common Stock on the date of grant, provided that the grant price of SARs granted in tandem with an option shall equal the exercise price of the related option. Options and SARs may either be fully exercisable at the time of the grant or may become exercisable in such installments as the Compensation Committee may specify. The Compensation Committee has the right to accelerate the date of exercise of any installment of any option or SAR.

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

6.       Earnings or loss per Share

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

	For the three months ended:		For the nine months ended:
	March 28,	March 29,	March 28,	March 29,
(in thousands, except per share data)	2009	2008	2009	2008
Shares used in the calculation of Basic earnings per share	22,725	22,672	22,710	22,743
Effect of dilutive securities:
Stock options/SAR’s	—	—	—	—

Diluted shares used in the calculation of earnings per share	22,725	22,672	22,710	22,743

During the three-month period ended March 28, 2009 all but 73 potential common shares issuable upon exercise of stock options/SARs were excluded from the calculation of diluted earnings per share from discontinued operations as their effect would have been anti-dilutive.

During the three and nine-month periods ended March 28, 2009 and March 29, 2008, respectively, potential common shares consisting of all shares issuable upon exercise of stock options/SARs have been excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

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

See Note 3 for related disclosures relative to fair value measurements.

Marketable securities consist of the following:

	March 28, 2009			June 28, 2008
(in thousands)	Net Carrying Amount	Fair Value	Unrealized loss	Net Carrying Amount	Fair Value	Unrealized (gain) loss
Short-term (Held-to-maturity):
Government-backed securities	$—	$—	$—	$9,000	$9,055	$55
Certificates of deposit	1,756	1,764	8	3,131	3,134	3

Total marketable securities, short-term	$1,756	$1,764	$8	$12,131	$12,189	$58

Long-term (Held-to-maturity):
Government-backed securities	$—	$—	$—	$2,000	$2,014	$14
Certificates of deposit	—	—	—	1,512	1,502	(10)

Total marketable securities, long-term	$—	$—	$—	$3,512	$3,516	$4

Held-to-maturity investments at March 28, 2009 mature as follows:

	Fiscal Year Ended
(in thousands)	2009	2010	Total
Government-backed securities	$—	$—	$—
Certificates of deposit	244	1,512	1,756

	$244	$1,512	$1,756

8.       Inventories

Inventories consist of the following:

	March 28,	June 28,
(in thousands)	2009	2008
Raw materials	$10,416	$13,720
Work in process	924	1,635
Finished goods	16,534	17,786

	$27,874	$33,141

9.       Property and Equipment

Property and equipment consists of the following:

	March 28,	June 28,
(in thousands)	2009	2008
Leasehold improvements	$388	$1,014
Office furniture	407	718
Computers, software, and other equipment	7,667	11,845

	$8,462	$13,577
Less: accumulated depreciation	(4,898)	(9,550)

Property and equipment, net	$3,564	$4,027

Depreciation expense was approximately $0.3 million for each of the three-month periods ended March 28, 2009 and March 29, 2008, respectively.

Depreciation expense was approximately $0.9 million for each of the nine-month periods ended March 28, 2009 and March 29, 2008, respectively.

The decreases in the various components of property and equipment, as well as accumulated depreciation, are directly related to the impairment charges recorded in connection with the discontinued operation more fully explained in Note 3.

10.    Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets consist of the following:

(in thousands)	March 28, 2009	June 28, 2008
Goodwill	$—	$13,225

Intangible assets with finite lives:
Patents	$174	$3,128
Developed technology	—	6,009

	174	9,137
Accumulated amortization:
Patents	—	(886)
Developed technology	—	(1,335)

	—	(2,221)

Intangible assets with finite lives, net	$174	$6,916

The changes in the carrying amount of goodwill for the nine-month period ended March 28, 2009 are as follows:

(in thousands)
Balance at June 28, 2008	$13,225

Effect of foreign currency adjustments	(2,629)

Impairment Charge	(10,596)

Balance at March 28, 2009	$—

There was no amortization expense for the three-month period ended March 28, 2009 as the assets were previously fully impaired. Amortization expense was approximately $0.4 million for the three-month periods ended March 29, 2008.

Amortization expense was approximately $0.8 million and $1.3 million for the nine-month periods ended March 28, 2009 and March 29, 2008, respectively.

11.    Derivative Instruments and Hedging Activity

Foreign Currency Risk: The Company uses derivative instruments to reduce its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of foreign currency forward contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in other income (expense) in the period of the change. For derivatives that qualify for hedge accounting, the Company recognizes the instruments as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Changes in the fair value of the derivatives are recorded in shareholders’ equity as a component of other comprehensive income along with an offsetting adjustment against the basis of the derivative instrument itself.

We had no derivatives that qualified for hedge accounting during the three or nine-month periods ended March 28, 2009.

During the three and nine-month periods ended March 28, 2009, we recognized the following gains (losses) on derivatives and their related hedged items which were solely comprised of inter-company payables and receivables in the normal course of business.

	For the three months ended:	For the nine months ended:
	March 28,	March 28,
(in thousands)	2009	2009
Other income (expense) - derivatives	$12	$(429)
Other income (expense) - hedged items	(6)	187

Total	$6	$(242)

We did not enter into any other derivative or hedge contracts for any other risks during the three and nine-month periods ended March 28, 2009.

The Company had three foreign currency forward contracts outstanding at March 28, 2009 in the notional amount of approximately 0.9 million Euros or approximately $1.3 million and a fair value of less than $0.1 million. These derivative contracts serve to mitigate the foreign currency risk of a substantial portion of our Euro-denominated inter-company balances at March 28, 2009.

12.    Warranty Reserve

The Company’s products generally carry a standard warranty. The Company maintains a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the three and nine-month periods ended March 28, 2009 and March 29, 2008, respectively:

	For the three months ended:		For the nine months ended:
	March 28,	March 29,	March 28,	March 29,
(in thousands)	2009	2008	2009	2008
Beginning balance	$5,602	$6,085	$6,098	$7,613
Incremental accruals on current sales	1,254	1,784	4,227	4,102
Amortization of prior-period accruals	(1,268)	(2,324)	(4,737)	(6,170)

Ending balance	$5,588	$5,545	$5,588	$5,545

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

The following table reflects changes in the Company’s deferred revenue account during the three and nine-month periods ended March 28, 2009 and March 29, 2008, respectively:

	For the three months ended:		For the nine months ended:
	March 28,	March 29,	March 28,	March 29,
(in thousands)	2009	2008	2009	2008
Beginning balance	$15,503	$15,225	$18,136	$13,751
Deferral of new sales	3,651	5,081	11,449	14,516
Recognition of previously deferred revenue	(4,373)	(3,350)	(14,804)	(11,311)

Ending balance	$14,781	$16,956	$14,781	$16,956

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

The Company’s agreement with the Regents called for an annual license fee of $0.3 million and a minimum annual royalty obligation of $1 million or 3%, whichever is greater. The multi-year annual fee of $0.3 million was paid to the Regents in a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of March 28, 2009 was less than seven years. The royalty and the amortization of the annual license fee payment are reflected in the Company’s consolidated statement of income. The unamortized portion of the license fee payment is reflected in other current assets and in other assets at March 28, 2009 and June 28, 2008, respectively.

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

The Company files income tax returns in the United States (“U.S.”) on a federal basis and in many U.S. state and foreign jurisdictions. The three most significant tax jurisdictions are the U.S., Spain, and Japan. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The fiscal years ended 2006 and later remain subject to examination by the IRS for U.S. federal tax purposes, our fiscal years ended 2005 and later remain subject to examination by the appropriate governmental agencies for Spanish and Japanese tax purposes.

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize its net deferred tax assets of approximately $16.9 million.

As part of that analysis, management considered the following as positive evidence outweighing the negative evidence of the recent pre-tax book losses:

•      The net temporary differences resulting in the deferred tax assets and in the deferred tax liabilities are expected to reverse in similar time periods.

•      The Company has a consistent taxpaying history.

•      Current projections of future taxable income, exclusive of reversing temporary differences, indicate a return to taxable income in a reasonable period of time.

Based upon the aforementioned, we have concluded that the positive evidence outweighs the negative evidence and, thus, that those deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis.

17.     Legal Proceedings

The Company is currently involved in two litigation matters with Palomar Medical Technologies, Inc. (“Palomar”).

•        Palomar asserts that it is the exclusive licensee from The General Hospital Corporation (“Mass. General”) of U.S. Patent No. 5,735,844 (the “‘844 Patent”) and U.S. Patent No. 5,595,568, which is related to the ‘844 Patent (the “‘568 Patent”).  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of the ‘844 Patent. Palomar seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. In November 2006, the Company answered the complaint by denying Palomar’s allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that the ‘568 Patent is either invalid, or products manufactured by the Company do not infringe the ‘568 Patent, or both. In November 2006, Palomar filed an answer denying the Company’s counterclaim. In February 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the ‘568 Patent, and to allege that additional Candela products infringe the ‘568 Patent. Palomar’s motion to amend its Complaint was granted in August 2007. In February 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company’s motion to amend its Answer and Counterclaims was granted in March 2007. Palomar filed a general denial response to Candela’s Amended Answer and Counterclaim in March 2007. In August 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definition of the disputed claim term of a patent. On October 31, 2008, the Company requested a stay of the case with the Court, which was granted on November 17, 2008.  The Company did so based upon a third party’s re-examination request that was granted by the United States Patent and Trademark Office on August 29, 2008. The re-examination is with respect to both the ‘568 and ‘844 Patents, including many of the Claims at issue in this case.  In November 2008, the Court stayed the case until the United States Patent and Trademark Office rules on the re-examination.  On December 9, 2008, Candela filed requests for re-examination of the ‘568 and ‘844 Patents with the United States Patent & Trademark Office asserting that all claims currently in dispute with Palomar be held invalid.  On January 7, 2009, the United States Patent and Trademark Office granted the Company’s re-examination request of the ‘844 Patent and the ‘568 Patent.   The United States Patent and Trademark Office stated that there are substantial new questions of patentability for all claims asserted against the Company by Palomar.

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

On January 16, 2009, the parties to the Consolidated Class Action and the Derivative Action filed stipulations of settlement, together with supporting documents, in the United States District Court for the District of Massachusetts and Massachusetts Superior Court for Middlesex County, respectively. Under the terms of the proposed Consolidated Class Action settlement, Candela will pay $3.85 million into a settlement fund for the benefit of the class members. Under the terms of the proposed Derivative Action settlement, Candela will pay for attorneys’ fees and has agreed to adopt certain corporate governance changes.  Candela’s insurer will fund all payments contemplated by the proposed settlements.  Neither the Company nor any of the individual defendants admit any wrongdoing under either of the proposed settlements, which are being entered into in return for the release of all claims.  The proposed settlements are subject to preliminary and final approval by the respective courts.  In February 2009 and March 2009, the District Court of Massachusetts and Massachusetts Superior Courts, respectively, provided preliminary approval of the settlements.

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

From time to time, the Company is party to various legal proceedings incidental to its business. The Company believes that none of the legal proceedings, other than the lawsuit initiated by Palomar, that are presently pending, if adversely decided against us, will have a material adverse effect upon the Company’s  financial position, results of operations, or liquidity.  While we believe that the likelihood of loss in each of the disclosed proceedings is reasonably possible, the possibility of loss or range of loss for each matter is not estimable.

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

The Company classified the common shares of OccuLogix as available-for-sale securities recorded at fair value based upon quoted market prices. The temporary differences between cost and fair value were presented in the consolidated financial statements in accumulated other comprehensive income within stockholders’ equity, net of any related tax effect. At March 29, 2008, in the opinion of management, the value of the investment in the common shares of OccuLogix sustained an other-than-temporary impairment in value and the Company recognized an associated $2.5 million loss of which approximately $2.4 million was reclassified from accumulated other comprehensive income.

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

A discussion of our critical accounting policies and the related estimates and judgments affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for fiscal year 2008. Information with respect to changes in our Critical Accounting Policies during the nine-month period ended March 28, 2009 may be found in Note 1 of the Notes to Condensed Consolidated Financial Statements (unaudited) in this Form 10-Q, which information is incorporated herein by reference.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the nine months ended March 28, 2009 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 2 of Notes to Condensed Consolidated Financial Statements (unaudited) in this Form 10-Q, which information is incorporated herein by reference.

Results of Operations

Revenue

Revenue source by geographic region is reflected in the following table:

	For the three months ended:
	March 28,		March 29,
(in thousands)	2009		2008		Increase (Decrease)
U.S.	$9,935	33%	$12,927	34%	$(2,992)	-23%
All other countries	19,831	67%	25,472	66%	(5,641)	-22%

Total worldwide revenue	$29,766	100%	$38,399	100%	$(8,633)	-22%

	For the nine months ended:
	March 28,		March 29,
(in thousands)	2009		2008		Increase (Decrease)
U.S.	$27,438	32%	$43,125	39%	$(15,687)	-36%
All other countries	57,749	68%	66,084	61%	(8,335)	-13%

Total worldwide revenue	$85,187	100%	$109,209	100%	$(24,022)	-22%

Consolidated revenue was $29.8 million for the three-month period ended March 28, 2009, as compared to $38.4 million for the same period ended March 29, 2008. The overall decrease in quarterly revenue of approximately $8.6 million was driven by reductions in all regions of the world. The breakdown is as follows, U.S. $3.0 million, Europe of $2.8 million, Pacific Rim $2.5 million and Latin America $0.3 million. The decreases appear to be directly related to the slowing economy combined with the tightening credit markets. This quarter international revenue represents 67% of the total revenue which is similar to the same period last year.

Consolidated revenue was $85.2 million for the nine-month period ended March 28, 2009, as compared to $109.2 million for the same period ended March 29, 2008. The overall decrease of $24.0 million we believe was directly related to the slowing economy combined with the tightening credit markets. The U.S. represents the major shortfall in the nine-month results as it decreased by $15.7 million with Europe decreasing by $7.1 million. International revenues represent 68% of the total revenue as compared to 61% for the comparable period last year.

Revenue source by type is reflected in the following table:

	For the three months ended:
	March 28,		March 29,
(in thousands)	2009		2008		Increase (Decrease)
Lasers and other products	$18,528	62%	$27,987	73%	$(9,459)	-34%
Product-related services	11,238	38%	10,412	27%	826	8%

Total revenue	$29,766	100%	$38,399	100%	$(8,633)	-22%

	For the nine months ended:
	March 28,		March 29,
(in thousands)	2009		2008		Increase (Decrease)
Lasers and other products	$54,414	64%	$79,380	73%	$(24,966)	-31%
Product-related services	30,773	36%	29,829	27%	944	3%

Total revenue	$85,187	100%	$109,209	100%	$(24,022)	-22%

The decrease in revenue from lasers and other products for the three-month period ended March 28, 2009, as compared to the same period ended March 29, 2008, was experienced in all geographic regions of the world. We believe this is directly related to the uncertainty in the global economy combined with tightening worldwide credit markets. Decreases were realized across all product lines with no one product family experiencing a materially larger decrease than another. While there was some degradation in average selling prices (ASP), the shortfall was primarily driven by the sale of fewer units in all global regions.

The decrease in revenue from lasers and other products for the nine-month period ended March 28, 2009, as compared to the same period ended March 29, 2008, was experienced in all geographic regions of the world with the exception of Latin America which realized a small increase. The U.S. experienced the largest year-over-year decrease as it dropped by approximately 37%. We believe this decrease to be directly related to the slowing economy and the tightening credit markets, of which the U.S. has felt the greatest impact to date. Decreases were realized across all product lines with no one product family experiencing a materially larger decrease than another.

Product-related services increased approximately $0.8 million or 8% in the three-month period ended March 28, 2009 as compared to the same period ended March 29, 2008. The increase is primarily related to fluctuating consumable sales.

Product-related services increased approximately $0.9 million or 3% in the nine-month period ended March 28, 2009 as compared to the same period ended March 29, 2008. The slight increase is primarily related to the increase in the number of service-related contracts sold.

Gross Profit. Gross profit was approximately $11.9 million or 40.1% for the three-month period ended March 28, 2009, as compared to $16.8 million or 43.7% for the same period ended March 29, 2008. The decrease in gross profit for the three-month period ended March 28, 2009, as compared to the same period in the previous fiscal year, is primarily due to changes in product mix, changes in regional mix, and a greater proportion of revenues being derived from the sale of product-related services in the current period which carry a lower margin than sales of lasers.

Gross profit was approximately $32.6 million or 38.2% for the nine-month period ended March 28, 2009, as compared to $50.4 million or 46.2% for the same period ended March 29, 2008. The decrease in gross profit for the nine-month period ended March 28, 2009, as compared to the same period in the previous fiscal year, is due to changes in product mix, a greater proportion of revenues being derived from the sale of product-related services, and certain product reliability problems which negatively impacted our service margins. It was also affected by an increase in our inventory reserve of approximately $1.2 million which was determined to be necessary due to the current economic conditions.

We believe that we have resolved a substantial number of the above-mentioned product reliability problems and expect to see a positive impact on our service margins in future fiscal periods.

Selling, General and Administrative Expense.   Selling, general and administrative (SG&A) expenses were approximately $10.8 million for the three-month period ended March 28, 2009, as compared to $17.9 million for the three-month period ending March 29, 2008. As a percentage of revenue, SG&A expenses decreased to 36.3% from 46.9% of revenues in the comparative prior-year period. The $7.0 million decrease was primarily comprised of a $3.6 million reduction in legal cost, a $1.8 million reduction in sales-related costs, a $0.5 million reduction in marketing programs, and a deduction in labor and labor related costs of $0.6 million.

For the nine-month period ended March 28, 2009, SG&A expenses decreased to approximately $41.2 million from approximately $50.2 million in the comparative period ended March 29, 2008. Concurrently, due to decreasing year-over-year revenues, SG&A expenses increased as a percentage of revenues to 48.3% in the nine-month period ended March 28, 2009, from 46.5% of revenues in the comparative period. The $9.0 million decrease was primarily comprised of a $4.0 million reduction in legal cost (see Part II, Item 1 for a full discussion), a $1.6 million reduction in sales-related costs, a $1.2 million reduction in marketing programs, and a reduction in labor and labor related costs of $2.0 million.

Research and Development Expense.  Research and development (R&D) spending increased to approximately $2.5 million for the three-month period ended March 28, 2009, from approximately $2.4 million for the comparative prior-year period. The slight increase is attributed to the increased efforts to finalize and implement improvements to our products.

For the nine-month period ended March 28, 2009, Research and development (R&D) expenses increased to approximately $8.4 million from approximately $7.6 million for the same period ended March 29, 2008. The increase was primarily driven by the write-off of certain intellectual property. The Company had acquired certain patents and rights in an attempt to commercialize a light-based product. Based on current economic and market conditions, management decided to cease all future development efforts relative to this technology and its underlying product potential.

Other Income/Expense.  Other expense was less than $0.1 million for the three-months ended March 28, 2009, as compared to approximately $0.3 million for the same period ended March 29, 2008. The year-over-year decrease is directly related to decreased interest income earned during the three-month period ended March 28, 2009, as compared to the comparable period ended March 29, 2008, due to a decrease in cash and cash equivalents and in investments during the trailing twelve-month period ended March 28, 2009 combined with decreasing market interest rates

Other expense was approximately $0.2 million for the nine-months ended March 28, 2009, as compared to approximately $0.5 million for the same period ended March 29, 2008. The year-over-year decrease is primarily due to the Company having recognized a $2.5 million loss on the other-than-temporary impairment of our holdings of common shares of OccuLogix, Inc. (Note 18) in the comparable fiscal period, which was offset by higher interest income during the same period. This compares to decreased interest income offset by losses on certain foreign currency positions experienced during the nine-month period ended March 28, 2009.

Income Taxes. The (benefit) provision for income taxes results from a combination of activities of the Company and its domestic and foreign subsidiaries. We recorded effective tax rates of approximately 36% and 32% for each of the nine-month periods ended March 28, 2009 and March 29, 2008, respectively. The effective tax rate for the period ended March 28, 2009 differs from the statutory rate primarily due to state taxes, differences in foreign tax rates, R&D credits and other permanent items. The effective rate for the period ended March 29, 2008 differs from the statutory rate primarily due to state taxes, differences in foreign tax rates and other permanent items. The foreign rate difference is due to income reported in a high tax rate jurisdiction combined with losses benefited in a jurisdiction with a lower tax rate.

The Company also recorded a discrete tax benefit during the nine months ended March 28, 2009 for the effect of the reinstatement of the R&D credit in the US.  During the nine month period ended March 29, 2008 the Company reported a discrete expense item of $0.1 million resulting from a change in the statutory tax rate in Germany. The effect of the change in the German statutory rate on current earnings is fully reflected in our effective tax rate indicated above.

Liquidity and Capital Resources

Our cash and cash equivalents and our investment in short and long-term marketable securities at March 28, 2009 totaled approximately $24.7 million compared with approximately $38.2 million at March 29, 2008. The principal component of the decrease is the general funding of operations. We continue to have no long-term debt. We believe that the combination of existing cash and cash equivalents, and marketable securities on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, as it becomes required.

Cash used by operating activities amounted to approximately $8.8 million for the nine-month period ended March 28, 2009 as compared to cash used by operating activities of approximately $10.7 million for the same period in the prior year. The decrease in cash used by operating activities is primarily attributable to our year-to-date net loss combined with certain non-cash expenses or losses, offset by an overall monetization of assets and liabilities in the normal course of business.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and the license agreement with the Regents. The table below in the next section titled “Contractual Obligations” shows the amounts of our operating lease commitments and purchase commitments payable by year.

Contractual Obligations

Outstanding contractual obligations of the Company are reflected in the following table:

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Royalty commitments	$2,250	$1,000	$500	$750	$—
Operating leases	2,182	1,136	898	138	10

Total contractual obligations	$4,432	$2,136	$1,398	$888	$10

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

We have international subsidiaries that transact business in foreign currencies and, therefore, we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our results and financial condition. For the nine-month period ended March 28, 2009, approximately 43% and 25% of the Company’s cost of sales and expenses, respectively, were denominated in foreign currencies. In addition, approximately 34% and 29% of the Company’s consolidated assets were subject to foreign currency exchange fluctuations as of March 28, 2009 and June 28, 2008, respectively, while approximately 52% and 48% of its consolidated liabilities were exposed to foreign currency exchange fluctuations as of March 28, 2009 and June 28, 2008, respectively. From time to time, we may enter into foreign currency exchange contracts to reduce our exposure to foreign currency exchange risk and variability in operating results due to fluctuation in exchange rates underlying the value of current transactions and anticipated transactions denominated in foreign currencies. These contracts obligate us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These contracts are denominated in the same currency in which the underlying transactions are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. The principal foreign currencies applicable to our business are the Euro and the Yen.

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

The Company had three foreign currency forward contracts outstanding at March 28, 2009 in the notional amount of approximately 0.9 million Euros or approximately $1.3 million. These derivative contracts serve to mitigate the foreign currency risk of a substantial portion of our Euro-denominated inter-company balances at March 28, 2009. None of the aforementioned derivatives qualified for hedge accounting at March 28, 2009.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 28, 2009, the end of the period covered by this quarterly report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has designed such controls and procedures to provide reasonable assurance of achieving their objectives. Based on the evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving their objective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Candela Corporation

Part II.  Other Information

Item 1 - Legal Proceedings

The Company is currently involved in two litigation matters with Palomar Medical Technologies, Inc. (“Palomar”).

•      Palomar asserts that it is the exclusive licensee from The General Hospital Corporation (“Mass. General”) of U.S. Patent No. 5,735,844 (the “‘844 Patent”) and U.S. Patent No. 5,595,568, which is related to the ‘844 Patent (the “‘568 Patent”).  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of the ‘844 Patent. Palomar seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. In November 2006, the Company answered the complaint by denying Palomar’s allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that the ‘568 Patent is either invalid, or products manufactured by the Company do not infringe the ‘568 Patent, or both. In November 2006, Palomar filed an answer denying the Company’s counterclaim. In February 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the ‘568 Patent, and to allege that additional Candela products infringe the ‘568 Patent. Palomar’s motion to amend its Complaint was granted in August 2007. In February 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company’s motion to amend its Answer and Counterclaims was granted in March 2007. Palomar filed a general denial response to Candela’s Amended Answer and Counterclaim in March 2007. In August 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definition of the disputed claim term of a patent. On October 31, 2008, the Company requested a stay of the case with the Court, which was granted on November 17, 2008.  The Company did so based upon a third party’s re-examination request that was granted by the United States Patent and Trademark Office on August 29, 2008. The re-examination is with respect to both the ‘568 and ‘844 Patents, including many of the Claims at issue in this case.  In November 2008, the Court stayed the case until the United States Patent and Trademark Office rules on the re-examination.  On December 9, 2008, Candela filed requests for re-examination of the ‘568 and ‘844 Patents with the United States Patent & Trademark Office asserting that all claims currently in dispute with Palomar be held invalid.  On January 7, 2009, the United States Patent and Trademark Office granted the Company’s re-examination request of the ‘844 Patent and the ‘568 Patent.   The United States Patent and Trademark Office stated that there are substantial new questions of patentability for all claims asserted against the Company by Palomar.

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

On January 16, 2009, the parties to the Consolidated Class Action and the Derivative Action filed stipulations of settlement, together with supporting documents, in the United States District Court for the District of Massachusetts and Massachusetts Superior Court for Middlesex County, respectively. Under the terms of the proposed Consolidated Class Action settlement, Candela will pay $3.85 million into a settlement fund for the benefit of the class members. Under the terms of the proposed Derivative Action settlement, Candela will pay for attorneys’ fees and has agreed to adopt certain corporate governance changes.  Candela’s insurer will fund all payments contemplated by the proposed settlements.  Neither the Company nor any of the individual defendants admit any wrongdoing under either of the proposed settlements, which are being entered into in return for the release of all claims.  The proposed settlements are subject to preliminary and final approval by the respective courts.  In February 2009 and March 2009, the District Court of Massachusetts and Massachusetts Superior Courts, respectively, provided preliminary approval of the settlements.

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

From time to time, the Company is party to various legal proceedings incidental to its business. The Company believes that none of the legal proceedings, other than the lawsuit initiated by Palomar, that are presently pending, if adversely decided against us, will have a material adverse effect upon the Company’s  financial position, results of operations, or liquidity.  While we believe that the likelihood of loss in each of the disclosed proceedings is reasonably possible, the possibility of loss or range of loss for each matter is not estimable.

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

CANDELA CORPORATION

Date:	May 5, 2009	/s/ Robert E. Quinn
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