Form 10-K
period 2009-06-27
CANDELA CORP /DE/
filed 2009-10-01
CIK 793279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2009 Commission file number 000-14742

CANDELA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2477008 (I.R.S. Employer Identification No.)
530 Boston Post Road, Wayland, Massachusetts	01778
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (508) 358-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule12b-2 of the Exchange Act)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act) Yes ☐    No ☒

        The aggregate market value of our voting stock held by non-affiliates was approximately $10,784,350 on December 29, 2008 based on the last reported sale price of our common stock on the NASDAQ Stock Market on that day. As of September 30, 2009, 22,913,036 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates by reference certain information from the registrant's definitive Proxy Statement relating to the 2009 meeting of stockholders, which the registrant expects to file prior to October 25, 2009.

CANDELA CORPORATION

2009 Form 10-K Annual Report

PART I

Item 1.    Business.

Introduction

        Candela Corporation ("Candela" or the "Company") is a pioneer in the development and commercialization of advanced aesthetic lasers that allow physicians and personal care practitioners to treat a wide variety of cosmetic and medical conditions including:

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

  •
  psoriasis; and

  •
  other cosmetic skin treatments.

        Since our founding nearly 40 years ago, we have continuously developed and enhanced applications for laser technology. In the mid-1980's we began developing laser technology for medical applications, and since that time have shipped approximately 14,500 systems to over 85 countries. Since the early 1990's we have focused our organizational resources on developing laser and light-based technology for use solely in cosmetic, dermatological, and aesthetic applications. Below is a sampling of Candela's innovations in the laser and light-based technologies market:

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

  •
  AlexTriVantage™—The total pigmented lesion and tattoo solution using multi-wavelength technology in conjunction with our "laser-pumped-laser" hand piece technology.

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

  •
  Vbeam®—The gold standard pulsed-dye technology which eliminates vascular lesions including port wine stain birthmarks, rosacea, leg and facial veins, post-operative bruising and provides skin rejuvenation by the reduction of diffuse redness and pigmentation, scars, warts, psoriasis and hemangiomas.

  •
  Smoothbeam® diode laser, for treatment of acne and acne scars, sebaceous hyperplasia and wrinkle reduction.

  •
  SmoothPeel™—Erbium: YAG laser, the simple choice for superior laser peels.

  •
  QuadraLASE™—A complete solution to Fractionated and traditional C02 skin resurfacing.

        There were nearly 10.3 million surgical and non-surgical cosmetic procedures performed in the United States in 2008, as reported by the American Society for Aesthetic Plastic Surgery ("ASAPS"). While there was a 12% decrease in total number of cosmetic procedures from 2007 to 2008, there still has been an overall increase of over 160% in the number of cosmetic procedures performed since 1997. Women represented 92% of this total market or nearly 9.3 million procedures. The growth in the market for using aesthetic laser and light-based products is currently a worldwide phenomenon being driven by an increase in discretionary income of aging baby-boomers, which continues to create new opportunities for Candela. This market demographic places a premium on good health and personal appearance, and has demonstrated a willingness to pay for health and cosmetic products and services.

        In addition, growth in the popularity of laser and light-based treatments among the general population is also spurring demand for Candela's products. In calendar 2008, according to The American Society for Aesthetic Plastic Surgery, Americans spent an estimated $11.8 billion on cosmetic procedures. In particular, laser and light-based systems are proving an attractive alternative for eliminating unwanted hair. Of the top five non-surgical cosmetic procedures performed in 2008, laser hair removal was the second most popular and is the most common procedures performed on patients aged 18 and under. According to a 2007 report published by the Millennium Research Group, it is estimated that by 2011 the U.S. market for laser hair removal will reach approximately $238.5 million, representing a CAGR of 10.8%.

        Candela is dedicated to developing safe and effective products. Our aesthetic laser and light-based systems are further distinguished by being among the fastest, smallest and most affordable in their respective markets.

        Candela was incorporated in Massachusetts on October 22, 1970 and subsequently reincorporated in Delaware on July 1, 1985.

Proposed Merger

        On September 9, 2009, Candela Corporation and Syneron Medical Ltd. ("Syneron") announced that they had entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Candela and Syneron will combine their businesses through a merger of Candela and a newly formed, wholly owned subsidiary of Syneron. Existing stockholders of Candela will exchange each of their shares of Candela common stock for 0.2911 ordinary shares of Syneron (the "Merger"). The Merger is discussed more fully below under the caption "Proposed Merger with Syneron." If the merger is not consummated on or before June 1, 2010, either party may terminate the Merger Agreement.

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

  •
  treatment of acne and acne scars;

  •
  treatment of psoriasis;

  •
  treatment of Nevus of Ota and melasma;

  •
  tattoo removal; and

  •
  skin resurfacing.

        Lasers produce intense bursts of highly focused light to treat skin tissues. A laser's wavelength (color), energy level, spot size and pulse width (exposure time) are optimized for the specific treatment. Light-based devices commonly referred to as intense pulsed light ("IPL"), feature a broad range of wavelength of light designed to target vascular and pigmentary targets for facial rejuvenation procedures. Hair removal and the treatment of various leg vein malformations require the deepest laser penetration for successful treatment while scars and red birthmarks (port wine stains and hemangiomas) require less laser penetration. Pigmented lesions such as sun spots, age spots and tattoos are typically surface conditions that require the least amount of penetration. Different conditions may require the use of different types of lasers with specific power requirements and optimized operating parameters. An active aesthetic practice addressing a broad range of cosmetic procedures may need multiple lasers.

        We believe the aesthetic and cosmetic laser industry, while in a temporary downturn, remains a sector poised for long-term growth. The major factors converging to drive this anticipated growth are:

  •
  medical practitioners desire to drive additional revenue into their practices due to the increasing reduction in insurance reimbursement;

  •
  discretionary income of aging baby boomers;

  •
  increased general acceptance of aesthetic and cosmetic laser treatments.

        Aesthetic and cosmetic device vendors, who are able to deliver lasers that are efficacious, cost effective, reliable, and easy to use, will be well positioned to take advantage of such broad-based industry growth.

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

Business Strategy

        Candela believes that a convergence of price, performance and technology is occurring in the aesthetic and cosmetic laser industry which is driving market expansion. We believe we have the necessary infrastructure in place to capitalize on this expansion. Candela's objective is to continue to be the leading provider of aesthetic and cosmetic lasers by using its proprietary technology and expertise in light and tissue interaction, as well as by developing market-oriented products that utilize related technologies. Our business strategy is focused on the following goals:

  •
  increase penetration of our traditional customer base;

  •
  expand beyond our traditional customer base;

  •
  reduce product costs;

  •
  expand and leverage our international distribution channels;

  •
  introduce new technologies or expand existing technologies that improve current treatment procedures and outcomes and provide our customers with unique differentiation;

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

        Expand and Leverage Our Distribution Channels.    North America presently is the largest single geographic market for our products. We continue to upgrade our United States sales force to better address the needs of our traditional core markets. Outside of the Unites States, we continue to strengthen our long-standing positions in Europe and Japan and are seeking to expand our markets in Asia-Pacific and Latin America. We currently have direct sales offices in Madrid, Lisbon, Rome, Frankfurt, Paris, Cwmbran (U.K.), Osaka, Fukuoka, Nagoya, Tokyo, Prospect (Australia), and strong distribution partners covering 76 countries worldwide including China. Over the past year we increased the number and improved the quality of our international independent distributor channels.

        Introduce New Technologies or Expand Existing Technologies that Improve Current Treatment Procedures.    As the market for non-invasive cosmetic procedures continues to expand, Candela has a strong focus on how to improve existing treatments which enables our customers to improve results and the overall experience for their customers. For example, improving patient outcomes for post-surgical bruising is an expanded treatment capability for the Vbeam.

        Develop Home Use Products.    Candela continues to evaluate opportunities to leverage technologies and application knowledge from our professional business and apply it to the Home Use Market. Despite the current economic environment we have continued to fund proof of concept activities focused on the Home Use market.

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

The Market for Aesthetic and Cosmetic Laser and Light-Based Systems

        Our traditional customer base for aesthetic and cosmetic devices consists of dermatologists and plastic and cosmetic surgeons. In addition, other practitioner groups are emerging as potential customers, including general and family practitioners, obstetricians, gynecologists, and general and vascular surgeons. In the United States, according to the American Medical Association and various professional societies, there are approximately 15,580 dermatologists, 10,000 plastic and cosmetic surgeons and 13,600 ear, nose and throat specialists. Practitioners in other specialties that are beginning to buy aesthetic and cosmetic laser and light-based systems include 101,000 general and family practitioners, 40,433 obstetricians and gynecologists, and 28,000 general and vascular surgeons. In addition, the aesthetic and cosmetic laser and light-based system market includes non-medical practitioners, notably electrologists, of which there are an estimated 6,000 in the United States and approximately 4,000 med spa owners in the United States.

        The end markets for cosmetic procedures encompass broad and growing patient groups, including aging "baby boomers" as well as younger age groups. There are approximately 80 million baby boomers, representing approximately 29% of the total United States population. This large population group has exhibited a strong demand for aesthetic and cosmetic procedures. We believe that as the cost of treatments decreases and the popularity of cosmetic procedures such as hair removal increases, the target market for these procedures will expand beyond the baby boomers to include a broad range of women and men aged 17 to 65. We believe that similar demographics will help support the growth of the aesthetic and cosmetic market outside of the United States as well.

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

        Pigmented Lesions/Tattoos.    Benign pigmented lesions can be both epidermal, on the outer layer of skin, and dermal, on the innermost layer of skin, natural or man-made (tattoos) and can constitute a significant cosmetic problem to those who have them. There has been a significant increase, in recent years, in the number of people getting tattoos and it is currently estimated that approximately 24% of the U.S. population has one or more of them. This figure is expected to grow to as much as 40% of the population in the next several years.

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

        Psoriasis.    According to the National Institutes of Health (NIH), as many as 7.5 million Americans and 125 million people worldwide have psoriasis.

        Skin Resurfacing.    In calendar 2008, there were approximately 571,000 skin resurfacing procedures performed in the U.S., most using non-ablative skin resurfacing technologies. In addition to these procedures, there were also approximately 592,000 chemical peels and 557,000 microdermabrasion procedures conducted in the U.S, respectively.

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

GentleMax®

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

SmoothPeel®

  •
  Erbium:YAG laser for precise and predictable peels without the chemicals;

  •
  Superior ablative characteristics for skin;

  •
  Offering patients multiple treatment options from simple freshening to a peel comparable to a glycolic acid peel with just a few days of downtime.

AlexTriVantage®™

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

QuadraLASE™

  •
  The complete solution to fractional and traditional CO2 skin resurfacing;

  •
  Provides a unique QuadraSCAN™ scanning system for enhanced patient comfort;

  •
  Dual fractionated (300 and 180μ) hand pieces and surgical hand pieces provide variable depth therapy and full range of treatment options;

  •
  No disposables and value-pricing mean lower cost of ownership and therefore greater profitability for users.

GentleLASE®

  •
  One of the largest spot size on any hair removal laser (18mm) resulting in faster treatment times, more patients seen, more revenue generated , greater profit ability;

  •
  Treats most skin types;

  •
  Longer delivery system: treat head-to-toe without repositioning laser;

  •
  Lightweight, compact design;

  •
  Multiple spot sizes and applications;

  •
  DCD epidermal cooling—no messy gels required.

GentleYAG®

  •
  One of the fastest, most powerful Nd:YAG laser on the market today;

  •
  Provides treatment versatility, including skin tightening and leg vein removal;

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

  •
  Reduces bruising associated with injectables and other cosmetic procedures;

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

Sales and Distribution

        We market and sell our products worldwide. Executives in North America, Latin America, Japan, Asia-Pacific, and Europe manage our marketing, selling, and service activities through a combination of direct personnel and a network of independent distributors.

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

        Outside the United States, we sell our products in Europe, Japan, Latin America, the Middle East, and Asia-Pacific through direct sales offices and distribution relationships. We have a total of 130 employees in our direct sales offices in Madrid, Lisbon, Rome, Frankfurt, Paris, Tokyo, Nagoya, Fukuoka, Osaka, Cwmbran, and Sydney. We also have established distribution relationships in China, Europe, Japan, Africa, Latin America, and the Middle East. Outside the United States, we are utilizing approximately 60 distributors. Refer to Note 13 of our Consolidated Financial Statements for additional financial information about segments and geographical areas.

        The following chart shows data relating to Candela's international activities during each of the last three fiscal years by geographic region. Revenue generated from regions other than the United States includes sales from our German, Spanish, Italian, United Kingdom, French, Japanese, and Australian subsidiaries, as well as sales shipped directly to international locations from the United States.

Revenues:	June 27, 2009	June 28, 2008	June 30, 2007
(in thousands)
United States and Canada	$39,050	$55,077	$64,397
Europe	43,814	55,521	42,344
Japan and Asia-Pacific	29,717	31,330	29,935
Latin America & all others	3,999	4,689	11,101

	$116,580	$146,617	$147,777

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

Manufacturing and Raw Materials

        We design, assemble, and test our branded products at our Wayland, Massachusetts and South Plainfield, New Jersey facilities. Ensuring adequate and flexible production capacity, applying lean manufacturing techniques, continually reducing costs, and maintaining superior product quality are top priorities of our manufacturing organization. We achieve our goals by:

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

        As we discover new technologies or applications with commercial potential, we assemble a team to develop the new product or application in cooperation with leading physicians and medical and research institutions. In the United States in particular, we must receive United States Food and Drug Administration ("FDA") clearance before marketing new products or applications.

        Our research and development team works with our operations group to design our products for ease of manufacturing and assembly and with our marketing group to create and respond to market opportunities. We believe this interaction between functional groups facilitates the introduction of new products with the right balance of features, clinical benefits, performance, quality, and cost. Historically, our research and development effort has relied primarily on internal development building on our core technologies. In addition to our internal team, we regularly engage the services of independent engineering and development firms to assist in the acceleration of new product development.

        Candela also conducts joint research with physicians affiliated with various medical and research institutions. One example of technology developed through joint research is our Dynamic Cooling Device which was developed in conjunction with the Beckman Laser Institute at the University of California, Irvine. We anticipate continuing joint research and licensing arrangements with reputable medical research institutions in future periods.

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

        In August 2000, we obtained exclusive license rights to the DCD, subject to certain limited license rights of Cool Touch, Inc. ("Cool Touch"), in the following fields of use:

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

Government Regulation

        FDA's Pre-market Clearance and Approval ("PMA") Requirements.    Unless an exemption applies, each medical device that we wish to market in the U.S. must receive either "510(k) clearance" or PMA in advance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain and generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

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

        Devices deemed by the FDA to pose the greatest risk such as life-sustaining, life-supporting or implantable devices, or deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Such devices are required to undergo the PMA approval process in which the manufacturer must prove the safety and effectiveness of the device to the FDA's satisfaction. A PMA application must provide extensive pre-clinical and clinical trial data and also information about the device and its components regarding, among other things, manufacturing, labeling, and promotion. After approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, it's labeling, or its manufacturing process.

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

        In the fiscal quarter ended December 27, 2008, in connection with our plan to focus on our core products, we initiated a plan to close the Inolase subsidiary. Accordingly, we classified the operating results of this business as discontinued operations in the statements of operations.

        The Company determined that there was no future cash value inherent to its Inolase subsidiary and, accordingly, shut down this reporting unit as its fair value was zero. As part of that process the Company recognized a 100% impairment loss associated with the goodwill, other intangible assets, inventory, and fixed assets. The Company also recorded restructuring charges of approximately $0.4 million at December 27, 2008 associated with future occupancy costs, minimum termination benefits, and professional service fees. See Note 15 of our Consolidated Financial Statements for additional information about discontinued operations.

Employees

        As of June 27, 2009, we employed 363 employees, 233 in the United States and 130 internationally. None of our employees are subject to collective bargaining agreements.

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

Proposed Merger with Syneron

        On September 8, 2009 we entered into an Agreement and Plan of Merger with Syneron Medical under which our business would be combined with that of Syneron through a merger of Candela and a newly formed, wholly owned subsidiary of Syneron.

        The completion of the merger is subject to various closing conditions, including adoption and approval of the merger agreement by Candela's stockholders and receipt of certain regulatory and antitrust approvals. The merger is intended to qualify as a reorganization for federal income tax purposes.

        At the effective time of the Merger, by virtue of the merger and without any action on the part of any stockholder, each share of our common stock then issued and outstanding will be converted into the right to receive 0.2911 shares of common stock of Syneron.

        Mr. Louis P. Scafuri, currently chief executive officer of Syneron, will remain chief executive officer of the combined company and Mr. Gerard E. Puorro, currently chief executive officer of Candela, will join Syneron's Board of Directors.

        The merger agreement contains certain termination rights both for us and for Syneron. If the merger agreement is terminated under circumstances specified in the merger agreement due to action by us, we will be required to pay Syneron a termination fee of $2.6 million.

        Our board of directors and the board of directors of Syneron have each approved the merger.

        The merger agreement contains representations and warranties which the parties thereto made to, and solely for, the benefit of each other. The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that the parties have exchanged in connection with signing the merger agreement and that modify, qualify and create exceptions to the representations and warranties contained in the merger agreement. We and Syneron each have made covenants in the merger agreement about continuing our respective businesses in the ordinary course.

        Satisfaction of the closing conditions could take several months or longer. There can be no assurance that the conditions to completion of the merger will be met, or that the merger will be completed. If the merger is not consummated on or before June 1, 2010, either party may terminate the merger agreement.

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

        Candela GentleLASE, Vbeam, GentleYAG and Smoothbeam are registered trademarks and GentleMax, AlexTriVantage, SmoothPeel, Dynamic Cooling Device, DCD and the Candela flame are trademarks of Candela Corporation. Serenity, Pneumatic Skin Flattening, and, PSF are also trademarks of Candela Corporation.

Item 1A.    Risk Factors.

        The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

         The ability to complete the merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or could cause either party to abandon the merger.

        In deciding whether to grant regulatory or antitrust approvals, the relevant governmental entities will consider the effect of the merger on competition within their relevant jurisdictions. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company's business.

        The merger agreement may require us to accept significant conditions from regulatory bodies before either of us may refuse to close the merger on the basis of those regulatory conditions. We cannot provide any assurance that either party will obtain the necessary approvals or that any other conditions, terms, obligations or restrictions imposed by these regulatory bodies will not have a material adverse effect on the combined company following the merger. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger.

         Any delay in completion of the merger may significantly reduce the benefits expected to be obtained from the merger.

        In addition to the required regulatory clearances and approvals, the merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger may significantly reduce the synergies and other benefits that we expect to achieve if we successfully complete the merger within the expected timeframe and integrate our and Syneron's businesses.

         The anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

        The merger involves the integration of two companies that have previously operated independently with principal offices in two distinct locations. Due to legal restrictions, we and Syneron have conducted only limited planning regarding the integration of the two companies. The combined company will be required to devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company's business, financial results, financial condition and stock price. Even if we were able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time.

        Additionally, as a condition to their approval of the merger, regulatory agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company's business. If we and Syneron agree to these requirements, limitations, costs, divestitures or restrictions, the ability to realize the anticipated benefits of the merger may be impaired.

         Failure to complete the merger for regulatory or other reasons could adversely affect our stock price and our future business and financial results.

        Completion of the merger is conditioned upon, among other things, the receipt of certain regulatory and antitrust approvals and the approval of our stockholders. There is no assurance that we will receive the necessary approvals or satisfy the other conditions to the completion of the merger. Failure to complete the proposed merger would prevent us from realizing the anticipated benefits of the merger. We also will remain liable for significant transaction costs, including legal, accounting and financial advisory fees, regardless of whether the merger is completed. In addition, the market price of our common stock may reflect various market assumptions as to whether the merger will occur. Consequently, the failure to complete the merger could result in a significant change in the market price of our common stock.

         Unfavorable results in our intellectual property litigation with Palomar Medical Technologies may result in significant decline to our stock price or have a material affect on results of operations or on cash flows.

        On August 9, 2006, one of our competitors, Palomar Medical Technologies ("Palomar"), alleged that the manufacture, use and sale of our products for laser hair removal infringe a certain United States patent. Public announcements concerning this litigation that are unfavorable to us may result in significant declines in our stock price. An adverse ruling or judgment in this matter, including the possible assessment of material historical infringement damages, could cause our stock price to decline significantly.

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

        We sell more than half of our products and services outside the United States. International sales accounted for approximately 67% of our revenue for fiscal year 2009 and we expect that they will continue to be significant. Accordingly, a major part of our revenues and operating results could be adversely affected by risks associated with international commerce. Significant fluctuations in the exchange rates between the United States dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability, or could cause prospective customers to push out orders to later dates because of the increased relative cost of our products in the aftermath of a currency devaluation or currency fluctuation. Other risks associated with international business include:

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

        We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. The FDA's regulatory scheme is complex, especially the Quality System Regulation ("QSR"), which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. This complexity makes complete compliance difficult to achieve. Also, the determination as to whether a QSR violation has occurred is often subjective. If the FDA finds that we have failed to comply with the QSR or other applicable requirements, the agency can institute a wide variety of enforcement actions, including a public warning letter or other stronger remedies, such as:

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

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        We lease two facilities totaling approximately 38,000 square feet for our operations in Wayland, Massachusetts, which is located approximately 20 miles west of Boston. The leases on these facilities expire December 2011. We also lease a 12,000 square foot facility in South Plainfield, New Jersey for our diode operation. This lease expires in October 2011. Our management believes that the current facilities are suitable and adequate for our near-term needs.

        Our subsidiaries currently lease the following facilities:

  •
  Candela KK.—We lease 4 offices in Japan in Tokyo, Osaka, Nagoya, and Fukuoka. These leases expire between November 14, 2009 and September 16, 2012.

  •
  Candela Iberica, S.A. We lease two locations in Lisbon, Portugal and Madrid, Spain. These leases expire on December 12, 2010 and December 31, 2011, respectively.

  •
  Candela Deutschland GmbH. The lease on this facility in Neu-Isenberg, Germany expires on October 14, 2011.

  •
  Candela France SARL. The lease on this facility in Villebou Sur Yvette, France expires on June 30, 2016.

  •
  Candela Italia. The lease on this facility in Formello, Italy expires on November 3, 2011.

  •
  Candela (U.K.) Limited. The lease on this facility in Cwmbran, U.K. expires on September 18, 2012.

  •
  Candela Corporation Australia PTY, Ltd. The lease on the facility in Heidelberg West, Australia expires on March 4, 2010.

  •
  Inolase. The lease on this facility in Netanya, Israel expires on April 30, 2010. As described in Note 15 of "Notes to Consolidated Financial Statements" lease commitments on unused facilities in excess of expected sublease income have been included in our restructuring provision.

Item 3.    Legal Proceedings.

        The Company is currently involved in two litigation matters with Palomar Medical Technologies, Inc. ("Palomar").

  •
  Palomar asserts that it is the exclusive licensee from The General Hospital Corporation ("Mass. General") of U.S. Patent No. 5,735,844 (the "'844 Patent") and U.S. Patent No. 5,595,568, which is related to the '844 Patent (the "'568 Patent"). On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of the '844 Patent. Palomar seeks compensatory and treble damages, as well as attorneys' fees and injunctive relief. In November 2006, the Company answered the complaint by denying Palomar's allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that the '568 Patent is either invalid, or products manufactured by the Company do not infringe the '568 Patent, or both. In November 2006, Palomar filed an answer denying the Company's counterclaim. In February 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the '568 Patent, and to allege that additional Candela products infringe the '844 Patent. Palomar's motion to amend its Complaint was granted in August 2007. In February 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company's motion to amend its Answer and Counterclaims was granted in March 2007. Palomar filed a general denial response to Candela's Amended Answer and Counterclaim in March 2007. In August 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definitions of the disputed claim terms of a patent. On October 31, 2008, the Company requested a stay of the case with the Court, which was granted on November 17, 2008. The Company did so based upon a third party's re-examination request that was granted by the United States Patent and Trademark Office on August 29, 2008. The re-examination is with respect to both the '568 and '844 Patents, including many of the Claims at issue in this case. In November 2008, the Court stayed the case until the United States Patent and Trademark Office rules on the re-examination. On December 9, 2008, Candela filed requests for re-examination of the '568 and '844 Patents with the United States Patent & Trademark Office asserting that all claims currently in dispute with Palomar be held invalid. On January 7, 2009, the United States Patent and Trademark Office granted the Company's re-examination request of the '844 Patent and the '568 Patent. The United States Patent and Trademark Office stated that there are substantial new questions of patentability for all claims asserted against the Company by Palomar. On June 5, 2009, the PTO issued an office action confirming as patentable the majority of the claims of the '844 patent in re-examination as patentable. On June 19, 2009, Palomar moved to lift the stay based on responses by the PTO in the '844 re-examination proceeding, which the Company opposed on July 13, 2009. In July 2009, the PTO issued a notice of intent to issue a re-examination certificate for the '844 patent. In August 2009, the PTO issued a notice of intent to issue a re-examination certificate for the '568 patent, confirming the patentability of the claims in re-examination. The Court has yet to rule on the motion to lift the stay.

    On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395 (the "395 Patent"), and 6,743,222 (the "'222 Patent"). The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys' fees and an injunction against Palomar to prevent Palomar's continuing infringement. The Company served its complaint on Palomar in August 2006. In October 2006, the Company amended the Company's suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October 2006, Palomar answered the Company's amended complaint by denying the Company's allegations and asserting an affirmative defense of inequitable conduct with respect to the '395 Patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the '395 Patent and '222 Patent or that such patents are invalid. In November 2006, the Company answered the counterclaim by denying Palomar's allegations. In February 2008, Palomar filed a request for re-examination of the Company's '222 Patent with the United States Patent and Trademark Office ("PTO"). In March 2008, the PTO granted re-examination. In June 2008, the Court stayed the case until the PTO rules on the re-examination. To avoid the necessity of repeated status conferences, the Company requested administrative closure of the case on November 26, 2008, subject to reopening when the '222 Patent emerged from re-examination. The Court granted this request on December 1, 2008. While the Company intends to vigorously contest Palomar's allegations, and to pursue its own claims against Palomar, each lawsuit is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome in Palomar's suit against the Company would materially hurt the Company's business, financial condition, results of operations and cash flows.

  •
  On September 15, and 24, 2009, after the announcement of the Company's proposed merger with Syneron, two putative class action lawsuits were filed in the Superior Courts of Massachusetts against Candela and the members of Candela's Board of Directors, among others. The plaintiffs in the two actions purport to sue on behalf of a class of Candela stockholders, and allege that members of the board breached fiduciary duties owed to Candela stockholders through, among other things, the failure to maximize shareholder value and the use of unfair process in connection with the proposed merger between Candela and Syneron, and that Candela, with others, aided and abetted the purported breaches of fiduciary duties. The complaints seek, among other relief: rescission of the merger agreement entered into on September 8, 2009; an injunction against the merger; an order requiring disclosure of all material information necessary for shareholders to make an informed vote on the proposed merger; and an accounting for damages caused by defendants as well as an award of all costs and disbursements of the actions, including reasonable attorneys' and expenses. Candela denies the allegations in the complaints and intends to defend these lawsuits vigorously.

        On February 19, 2008, Cardiofocus, Inc. ("Cardiofocus") filed suit against the Company and eight other companies in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patents 6,457, 780, 6,159,203 and 5,843,073. Cardiofocus seeks compensatory and treble damages, as well as attorneys' fees and injunctive relief. On April 21, 2008, the Company answered Cardiofocus' complaint and asserted a variety of counterclaims against Cardiofocus. The Company intends to vigorously defend against the lawsuit. Based upon Candela's request, on July 23, 2008, the United States Patent & Trademark Office ("PTO") agreed to re-examine the validity of the Cardiofocus patents. On October 14, 2008, the Court agreed to stay this matter for a minimum of one year, up to a maximum of two years, but no later than the PTO's decision with respect to the re-examination proceedings.

        While we believe that the likelihood of loss in each of the disclosed proceedings is reasonably possible, the possibility of loss or range of loss for each matter is not estimable, except with regard to Palomar. In accordance with SFAS 5, Accounting for Contingencies, as of October 1, 2009, we estimate the range of the loss contingency associated with the Palomar litigation claims to be in the range of $0 to $46 million. As we have assessed that contingent losses related to these proceedings are only reasonably possible, pursuant to SFAS 5, an accrual has not been recorded for any of these loss contingencies.

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

        At September 28, 2009, there were approximately 308 holders of record of our common stock and the closing sale price of our common stock was $3.28.

Market Price of Common Stock

        The following table sets forth quarterly high and low sales prices of the common stock for the indicated fiscal periods:

	High	Low
Fiscal 2008
First Quarter	$11.65	$7.14
Second Quarter	8.76	5.44
Third Quarter	5.58	3.01
Fourth Quarter	3.40	2.12
Fiscal 2009
First Quarter	$3.17	$2.20
Second Quarter	2.49	0.35
Third Quarter	0.68	0.29
Fourth Quarter	1.28	0.39

Repurchase of our Equity Securities

        We did not repurchase any of our common stock during the three-month period ended June 27, 2009.

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

        The following graph compares the cumulative 5-year total return to shareholders on Candela Corporation's common stock relative to the cumulative total returns of the S&P 500 index, and SIC Code 3845 index of sixty-nine companies listed in footnote (a) below. The graph assumes that the value of the investment in the company's common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 7/3/2004 and tracks it through 6/27/2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Candela Corporation, The S&P 500 Index
And SIC Code 3845

	7/3/04	7/2/05	7/1/06	6/30/07	6/28/08	6/27/09
Candela Corporation	100.00	108.11	156.87	114.54	23.54	8.61
S&P 500	100.00	106.32	115.50	139.28	121.01	89.29
SIC Code 3845	100.00	107.24	98.13	109.37	109.88	84.74

(a)
The sixty-nine companies included are: 4-D Neuroimaging, Abiomed Inc, Arrhythmia Research Technology, Aspect Medical Systems Inc, Biofield Corp., BSD Medical Corp., Cambridge Heart Inc, Candela Corp., Cardiodynamics International Corp, Cardiogenesis Corp., Celsion Corp., China Yibai United Guarantee, Clarient Inc, Covidien PLC, Curon Medical Inc, Cutera Inc, Cyberonics Inc, Cybex International Inc, Cynosure Inc, Dexcom Inc, Digirad Corp., Dynatronics Corp., Edwards Lifesciences Corp., Embryo Development Corp., Encision Inc, Enteromedics Inc, Fischer Imaging Corp., Fonar Corp., Healthtronics Inc, Heart Tronics Inc, Hypertension Diagnostics Inc, Imaging Diagnostic Systems Inc, Ingen Technologies Inc, International Isotopes Inc, Iris International Inc, Ivivi Technologies Inc, Lectec Corp., Longport Inc, Magna-LAB Inc, Masimo Corp., Medtronic Inc, Millipore Corp., Misonix Inc, Nano Global Inc, Natus Medical Inc, Noble Medical Technologies Inc, Non Invasive Monitoring Systems Inc, Nxstage Medical Inc, Ophthalmic Imaging Systems Inco, Orthometrix Inc, Palomar Medical Technologies Inc, Paradigm Medical Industries Inc, Performance Health Technologies Inc, PLC Systems Inc, Positron Corp., Precision Optics Corp. Inc, Sirona Dental Systems Inc, Solta Medical Inc, Somanetics Corp., St. Jude Medical Inc, Stereotaxis Inc, The Spectranetics Corp., Tomotherapy Inc, Varian Medical Systems Inc, Vasamed Inc, Viking Systems Inc, Vision-Sciences Inc, Zoll Medical Corp. and Zynex Inc.

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

	For the Year Ended
(in thousands, except per share data) Consolidated Statement of Operations Data:	June 27, 2009	June 28, 2008	June 30, 2007	July 1, 2006	July 2, 2005
Revenue:
Lasers and other products	$74,955	$104,583	$112,445	$121,838	$102,316
Product-related service	41,625	42,034	35,332	27,628	21,585

Total revenue	116,580	146,617	147,777	149,466	123,901

Cost of sales:
Lasers and other products	40,740	49,545	49,188	54,748	45,235
Product related service	31,279	31,559	24,191	20,869	17,918
Litigation-related charges	—	—	—	—	4,829

Total cost of sales	72,019	81,104	73,379	75,617	67,982

Gross profit:	44,561	65,513	74,398	73,849	55,919

Operating expenses:
Selling, general and administrative	51,514	68,075	52,753	44,297	40,165
Research and development	10,555	10,104	17,489	8,879	6,890
Litigation-related charges	—	—	—	—	773

Total operating expenses	62,069	78,179	70,242	53,176	47,828

(Loss) income from operations:	(17,508)	(12,666)	4,156	20,673	8,091

Other income (expense):
Interest income	511	1,628	2,719	1,748	640
Other income (expense), net	(361)	(1,841)	3,725	(19)	(73)

Total other income (expense)	150	(213)	6,444	1,729	567

(Loss) income from continuing operations before income tax:	(17,358)	(12,879)	10,600	22,402	8,658
(Benefit from) provision for income taxes	(6,769)	(5,769)	3,568	7,468	2,194

(Loss) income from continuing operations	(10,589)	(7,110)	7,032	14,934	6,464
Discontinued operations:
Loss from discontinued operations, net of tax benefit of $615, $720 and $25 in 2009, 2008 and 2007, respectively	(885)	(1,961)	(776)	—	—
Net loss on disposal of discontinued operations, net of tax benefit of $7,687	(11,057)	—	—	—	—
Gain on revision of the skin care center's leasehold obligations net of income tax expense of $145 and $515 in 2009 and 2005, respectively	249	—	—	—	859

Net (loss) income	$(22,282)	$(9,071)	$6,256	$14,934	$7,323

Net (loss) income per share of common stock
Basic:
Income (loss) from continuing operations	$(0.47)	$(0.31)	$0.30	$0.65	$0.29
Income (loss) from discontinued operations	(0.51)	(0.09)	(0.03)	—	0.04

Net (loss) income	$(0.98)	$(0.40)	$0.27	$0.65	$0.33
Diluted:
Income (loss) from continuing operations	$(0.47)	$(0.31)	$0.30	$0.62	$0.28
Income (loss) from discontinued operations	(0.51)	(0.09)	(0.03)	—	0.04

Net (loss) income	$(0.98)	$(0.40)	$0.27	$0.62	$0.32
Basic weighted average shares outstanding	22,714	22,673	23,086	23,017	22,388
Diluted weighted average shares outstanding	22,714	22,673	23,525	23,948	23,073

	For the Year Ended
Consolidated Balance Sheet Data, in thousands:	June 27, 2009	June 28, 2008	June 30, 2007	July 1, 2006	July 2, 2005
Cash, restricted cash, and cash equivalents	$25,707	$21,059	$27,200	$40,360	$56,383
Marketable securities	3,100	12,131	11,773	27,332	—
Marketable securities (long-term portion)	—	3,512	12,260	11,953	—
Working capital	56,421	68,462	66,775	81,910	70,378
Total assets	123,170	158,095	150,230	149,656	116,816
Long-term debt	—	—	—	—	—
Total stockholders' equity	77,444	99,789	101,510	100,012	74,339

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

        As of June 27, 2009, our accounts receivable balance of $34.1 million is reported net of allowances for doubtful accounts of $2.8 million. We believe our reported allowances at June 27, 2009, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances that would result in additional selling, general and administrative expenses being recorded for the period in which such determination is made.

        Inventory Reserves.    As a designer and manufacturer of high technology equipment, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of June 27, 2009, our inventory of $27.6 million is stated net of inventory reserves of $2.4 million. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional inventory reserves may be required.

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

        Product Warranties.    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at June 27, 2009, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

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

        Contingencies.    We are subject to proceedings, lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when such costs are probable and can be reasonably estimated.

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

        Income Taxes.    The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established as necessary to reduce deferred tax assets in the event that realization of the assets is considered unlikely (see Note 12).

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

        FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. Refer to Note 12 of our Consolidated Financial Statements for additional financial information about income taxes.

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

        We assemble substantially all of our products in our Wayland, Massachusetts and South Plainfield, New Jersey facilities in the quarter in which they are shipped, and backlog has not been significant. We experience some seasonal reduction of our product sales in our first fiscal quarter due to the summer holiday schedule of physicians and their patients.

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

        International revenue consists of sales from our subsidiaries in the United Kingdom, Germany, France, Italy, Spain, Japan, and Australia, as well as sales of products shipped directly to international locations from the United States. During the fiscal years ended June 27, 2009, June 28, 2008, and June 30, 2007, international revenue represented 67%, 62%, and 56% of total sales, respectively.

        Our fiscal year consists of the 52 or 53-week period ending on the Saturday closest to June 30 of each year. The years ended June 27, 2009, June 28, 2008, and June 30, 2007 contained 52 weeks each, respectively.

Discontinued Operations

        On March 6, 2007, we acquired Inolase (2002) Ltd. ("Inolase") a non-public company engaged in the development and manufacture of proprietary pneumatic skin flattening PSF devices for the aesthetic light-based treatment industry as well as the development of intellectual property related to medical devices and light sources.

        In the fiscal quarter ended December 27, 2008, in connection with our plan to focus on our core products, we initiated a plan to close the Inolase subsidiary. Accordingly, we classified the operating results of this business as discontinued operations in the statements of operations.

        The Company determined that there was no future cash value inherent to its Inolase subsidiary and, accordingly, shut down this reporting unit as its fair value was zero. As part of that process the Company recognized a 100% impairment loss associated with the goodwill, other intangible assets, inventory, and fixed assets. The components of the loss recognized during the year ended 2009 are as follows:

In thousands
Goodwill	$10,596
Patents & Developed Technology	5,162
Inventory	1,681
Fixed Assets, net	237

$17,676

        The Company also recorded restructuring charges of approximately $0.4 million at December 27, 2008 associated with future occupancy costs, minimum termination benefits, and professional service fees. During the six-month period ended June 27, 2009 we recognized certain residual revenues, incurred ongoing operating expenses, and made required adjustments to income taxes in the ordinary course of business.

        As of June 27, 2009, the Company had no assets or liabilities held in connection with the disposal of Inolase other than the accrual for future occupancy costs and residual professional fees of approximately $0.1 million.

Results of Operations

        The following tables set forth selected financial data for the periods indicated, expressed as a percentage of total revenue.

	For the Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Revenue Mix:
Lasers and other products	64.3%	71.3%	76.1%
Product-related services	35.7%	28.7%	23.9%

Total revenue	100.0%	100.0%	100.0%

Gross profit:
Lasers and other product	29.3%	37.6%	42.8%
Product-related services	8.9%	7.1%	7.5%

Total gross profit	38.2%	44.7%	50.3%

Operating expenses:
Selling, general & administrative	44.2%	46.4%	35.7%
Research and development	9.0%	6.9%	11.8%

Total operating expenses	53.2%	53.3%	47.5%

(Loss) income from operations	-15.0%	-8.6%	2.8%
Other income, net	0.1%	-0.1%	4.4%

(Loss) income from continuing operations before income taxes	-14.9%	-8.8%	7.1%
(Benefit from) Provision for income taxes	-5.8%	-4.1%	2.4%

(Loss) income from continuing operations	-9.1%	-4.7%	4.7%
Loss from discontinued operations, net of income taxes	-10.0%	-1.5%	-0.5%

Net (loss) income	-19.1%	-6.2%	4.2%

Fiscal Year Ended June 27, 2009 Compared to Fiscal Year Ended June 28, 2008

        Revenue.    Revenue for the year ended June 27, 2009 was $116.6 million as compared to $146.6 million in the prior fiscal year. The decrease is primarily related to the current global economic slowdown which has resulted in decreased sales volume as well as a year-over-year decrease in the average selling price of our units. The economic turmoil impacted all geographic areas of our business.

        Domestic revenue was impacted the most significantly and decreased approximately $16.0 million or 29%. Domestic revenue accounted for 33% of the worldwide total compared to approximately 38% the year earlier. International revenue decreased approximately $14.0 million over the prior year and accounted for approximately 67% of total revenue for fiscal 2009 as compared to approximately 62% for fiscal 2008. This $14.0 million decrease, inclusive of an approximate $0.7 million decreases in sales in Latin America, which represents approximately a 15% decrease in sales for that region. Sales in Europe decreased approximately $11.7 million, or 21%, as compared to fiscal year 2008. Sales in our Asia Pacific area declined approximately $1.2 million or 2%.

        Product-related service revenue decreased approximately 1% to $41.6 million in fiscal year 2009 from $42.0 million in fiscal year 2008. We believe this is primarily related to the economic situation which has reduced unit sales as well as actual usage of the existing units which, in turn, results in fewer sales of consumable and spare parts.

        Gross Profit.    Gross profit decreased approximately $21.0 million to $44.6 million, or 38.2% of revenue, in fiscal year 2009 from $65.5 million, or 44.7% of revenue, in fiscal year 2008. The decrease in gross profit results from a combination of factors such as the continuing shift in our revenue mix from domestic sales to more international. International sales increased to approximately 67% of our overall business in fiscal 2009 as compared to approximately 62% in fiscal year 2008. International sales typically have lower gross margins since a greater proportion of that volume is sold through distributors as compared to domestic sales which are primarily sold through our direct sales force. Average selling price of our units have decreased from year to year as a result of the economic situation and extreme competitive pressures. The price decrease has ranged from 3% to 5% over the product lines. Our product related services portion of our revenue increased to 35% of our overall revenue in the current fiscal year as compared to 33% in fiscal year 2008. The product-related services typically carry a lower gross profit than our product revenue. We also encountered certain product reliability problems during fiscal year 2009 that resulted in increased service-related costs, thus eroding such margins further. We believe we have identified the causes of these problems and have been implementing the necessary solutions and will continue to do so in future periods.

        Research and Development Expense.    Research and development spending increased approximately $0.5 million to $10.6 million in fiscal year 2009 as compared to $10.1 million for fiscal year 2008. The slight increase was attributable primarily to the increased amortization expense of approximately $1.0 million related to the write-off of certain R&D-related intangibles, offset by lower expenses in all other areas. As a percentage of revenue, research and development expenses were approximately 9.1% and 6.9% for fiscal years 2009 and 2008, respectively.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased to approximately $51.5 million or 44.2% of revenue during fiscal year 2008 as compared to $68.1 million or 46.4% during fiscal year 2008. Approximately $7.8 million of this $16.6 million is attributable to decreased legal primarily related to the completion of one lawsuit with Palomar and the temporary stay of the other patent litigation. Selling related expenses were down approximately $4.2 million directly related to the lower sales activity. Overall marketing related expenses were down approximately $2.1 million as a result of a cut back on all marketing related programs throughout the world due to the slowdown in the global economy.

        Other Income/Expense.    Other expense, relating primarily to net exchange losses, was approximately $0.4 million for the fiscal year ended June 27, 2009, as compared to approximately $1.8 million for the same period ended June 28, 2008. The decrease in other expense is primarily due to the recognition of a $1.9 million net loss on the impairment of our holdings of common shares of OccuLogix, Inc. in the comparable fiscal period offset by miscellaneous other income.

        The decrease in interest income earned during the fiscal year ended 2009, as compared to the fiscal year ended 2008, relates directly to a decrease in market interest rates combined with an overall decrease in cash and cash equivalents and in marketable securities. Refer to Note 18 of our Consolidated Financial Statements for additional financial information about other income.

        Income Taxes.    The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries. The Company recorded a 39% effective tax rate for the fiscal year ended 2009 compared to a 45% effective tax rate for the fiscal year ended 2008. The provision for income taxes for the year ended June 27, 2009 includes the effect of the changing mix of foreign and

U.S. pre-tax income (loss), the re-instatement of the research and experimentation credit, and other permanent items.

Fiscal Year Ended June 28, 2008 Compared to Fiscal Year Ended June 30, 2007

        Revenue.    Revenue for the year ended June 28, 2008 was $146.6 million as compared to $147.8 million in the prior fiscal year. The slight decrease is primarily related to the slowdown in our domestic market that is related to the current economic conditions which has been offset by growth in our international operations as well as our service area.

        International revenue increased approximately $8.2 million over the prior year and accounted for approximately 62% of total revenue for fiscal 2008 as compared to approximately 56% for fiscal 2007. The increase of $8.2 million was net of an approximate $6.4 million decreases in sales in Latin America, which represents approximately a 58% decrease in sales for that region. Sales in Europe increased approximately 31%, representing a $13.2 million increase in Europe as compared to fiscal year 2007. Sales in our Asia Pacific area also had strong growth of approximately $3.9 million.

        Product-related service revenue increased approximately 19% to $42.0 million in fiscal year 2008 from $35.3 million in fiscal year 2007. This increase was consistent with the increase in systems sold over the past few years and increase in renewal contracts.

        Gross Profit.    Gross profit decreased approximately $8.9 million to $65.5 million, or 44.7% of revenue, in fiscal year 2008 from $74.4 million, or 50.3% of revenue, in fiscal year 2007. The decrease in gross profit results from a shift in our revenue mix from domestic sales to more international. International sales increased to approximately 62% of our overall business in fiscal 2008 as compared to approximately 56% in fiscal year 2007. International sales typically have lower gross margins since a greater proportion of that volume is sold through distributors as compared to domestically which are primarily sold through our direct sales force. Our product related services portion of our revenue increased to 29% of our overall revenue in the current fiscal year as compared to 24% in fiscal year 2007. The product-related services typically carry a lower gross profit than our product revenue. We also encountered certain product reliability problems during fiscal year 2008 that resulted in increased service-related costs, thus eroding such margins further. We believe we have identified the causes of these problems and will be implementing the necessary solutions in future periods.

        Research and Development Expense.    Research and development spending decreased approximately $7.4 million to $10.1 million in fiscal year 2008 as compared to $17.5 million for fiscal year 2007. The decrease was attributable primarily to the completion of approximately $5.7 million of outsourced project-related work which was part of the new-product introduction initiative in the prior fiscal year. As a percentage of revenue, research and development expenses were approximately 6.9% and 11.8% for fiscal years 2008 and 2007, respectively.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased to approximately $68.1 million or 46.1% of revenue during fiscal year 2008 as compared to $52.8 million or 35.7% of revenue during fiscal year 2007. Legal expenses represent approximately $8.9 million of the $16.0 million increase due to our current lawsuits. Approximately $2.0 million was due to higher personnel expense resulting from increased headcount and salary.

        Other Income/Expense.    Other expense was approximately $1.8 million for the fiscal year ended June 28, 2008, as compared to other income of approximately $3.7 million for the same period ended June 30, 2007. The decrease is primarily due to the Company having recognized a $3.5 million gain on the initial exchange of common stock of Solx, Inc. for cash and common stock of OccuLogix, Inc. during the fiscal year ended 2007, as compared to the recognition of a $2.5 million loss on the other-than-temporary impairment of our holdings of common shares of OccuLogix, Inc. during the fiscal year 2008. Refer to Note 18 of our Consolidated Financial Statements for additional financial information about other income.

        The decrease in interest income earned during the fiscal year ended 2008, as compared to the fiscal year ended 2007, relates to a decrease in market interest rates combined with an overall decrease in cash and cash equivalents and in marketable securities.

        Income Taxes.    The provision for income taxes results from a combination of activities of both the domestic and foreign subsidiaries. The Company recorded a 45% effective tax rate for the fiscal year ended 2008 compared to a 34% effective tax rate for the fiscal year ended 2007. The provision for income taxes for the year ended June 28, 2008 includes the effect of the changing mix of foreign and U.S. pre-tax income (loss), the sun-setting of the research and experimentation credit and other permanent items.

Liquidity and Capital Resources

        Our cash and cash equivalents, and marketable securities at June 27, 2009 totaled approximately $28.8 million as compared to approximately $36.7 million at June 28, 2008. We continue to have no long-term debt. We believe that the combination of existing cash and cash equivalents, and marketable securities on hand, along with cash to be generated by future operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, nor that any such required additional capital will be available on favorable terms, if at all, as it becomes required. Further, our merger agreement with Syneron restricts our ability to incur additional debt financing beyond existing credit facilities (or equivalent funding) and limits the amount of new equity we can issue, in each case without approval from Syneron. If the merger does not close during the fourth quarter of 2009, as currently expected, and we need to raise capital and Syneron is unwilling to give us approval to do so, these restrictions could adversely impact our financial condition.

        Cash used by operating activities amounted to $6.1 million for the fiscal year ended 2009 as compared to $11.7 million for the fiscal year 2008. This decrease in cash used by operating activities was primarily due to the year-over-year decrease in inventory and accounts receivable, offset by changes in other operating assets and liabilities in the normal course of business.

        Cash provided by investing activities amounted to approximately $12.3 million for fiscal 2009 as compared to $4.9 million for fiscal 2008. This increase in cash provided by investing activities primarily reflects the net maturities of held-to-maturity investments.

        Cash provided by financing activities amounted to less than $0.1 million for the fiscal year 2009 as compared to cash used by financing activities of approximately $2.2 million for fiscal 2008. The decrease is directly related to the Company repurchasing less of its own equity shares in the fiscal year ended 2008 as compared to the fiscal year ended 2009.

Debt Instruments and Related Covenants

        We maintain a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank's base rate of LIBOR plus 2.25%. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is secured by compensating cash balances. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of June 27, 2009 or June 28, 2008.

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

        Effective July 3, 2005, we amended certain portions of our agreement with The Regents whereby for the annual license fee of $0.3 million, our royalty obligation was reduced to 3% from its prior level of 6%. The annual fee of $0.3 million was paid by a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of June 27, 2009 was approximately six years. This reduced royalty rate and the amortization of the annual license fee payment is reflected in our financial statements as of June 27, 2009. The unamortized portion of the license fee payment is reflected in prepaid licenses in the June 27, 2009 balance sheet. We recognized royalty expense associated with this patent of approximately $2.5 million for fiscal year 2009.

        Outstanding contractual obligations are reflected in the following table:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Royalty commitments	$2,250	$1,000	$500	$500	$250
Operating leases	4,748	2,102	2,415	119	112

Total contractual obligations	$6,998	$3,102	$2,915	$619	$362

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
Wayland, Massachusetts

        We have audited the accompanying consolidated balance sheets of Candela Corporation as of June 27, 2009 and June 28, 2008 and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended June 27, 2009. We have also audited the schedule listed in the accompanying index for each of the three years in the period ended June 27, 2009. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Candela Corporation at June 27, 2009 and June 28, 2008 and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 12 to the consolidated financial statements, effective July 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109."

        Also, in our opinion, the schedule listed on the accompanying index, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the years ended June 27, 2009, June 28, 2008, and June, 30, 2007.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP
Boston, Massachusetts October 1, 2009

CANDELA CORPORATION

Consolidated Balance Sheets

(in thousands, except per-share data)

	June 27, 2009	June 28, 2008
Assets
Current assets:
Cash and cash equivalents	$24,694	$21,030
Restricted cash	1,013	29
Marketable securities	3,100	12,131
Accounts receivable, net of allowance for doubtful accounts of $2,828 and $2,322 at June 27 and June 28, respectively	31,936	40,171
Notes receivable	382	728
Inventories, net	27,572	33,141
Other current assets	8,715	12,192

Total current assets	97,412	119,422
Property and equipment, net	3,469	4,027
Deferred tax assets	20,565	8,065
Goodwill	—	13,225
Acquired Intangible assets, net	174	6,916
Marketable securities, long-term	—	3,512
Other assets	1,550	2,928

Total assets	$123,170	$158,095

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,887	$16,429
Accrued payroll and related expenses	4,947	4,680
Accrued warranty costs, current	4,953	5,373
Sales tax payable	860	919
Other accrued liabilities	5,616	9,257
Deferred revenue, current	11,863	13,102
Current liabilities of discontinued operations	865	1,200

Total current liabilities	40,991	50,960
Deferred tax liability, long-term	—	2,099
Accrued warranty costs, long-term	524	725
Deferred revenue, long-term	4,211	4,522

Total liabilities	45,726	58,306

Stockholders' equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 26,175,000 and 26,123,000 issued at June 27 and June 28, respectively	262	261
Treasury stock, 3,450,000 common shares at June 27 and June 28, respectively, at cost	(24,855)	(24,855)
Additional paid-in capital	76,111	73,174
Accumulated earnings	23,306	45,588
Accumulated other comprehensive income	2,620	5,621

Total stockholders' equity	77,444	99,789

Total liabilities and stockholders' equity	$123,170	$158,095

The accompanying notes are an integral part of the consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the years ended June 27, 2009, June 28, 2008, and June 30, 2007

(in thousands, except per-share data)

	2009	2008	2007
Revenue
Lasers and other products	$74,955	$104,583	$112,445
Product-related service	41,625	42,034	35,332

Total revenue	116,580	146,617	147,777
Cost of sales
Lasers and other products	40,740	49,545	49,188
Product-related service	31,279	31,559	24,191

Total cost of sales	72,019	81,104	73,379

Gross profit	44,561	65,513	74,398
Operating expenses:
Selling, general and administrative	51,514	68,075	52,753
Research and development	10,555	10,104	17,489

Total operating expenses	62,069	78,179	70,242

(Loss) income from continuing operations	(17,508)	(12,666)	4,156
Other income (expense):
Interest income	511	1,628	2,719
Other (expense) income, net	(361)	(1,841)	3,725

Total other Income (expense)	150	(213)	6,444

(Loss) income from continuing operations before income taxes	(17,358)	(12,879)	10,600
(Benefit from) provision for income taxes	(6,769)	(5,769)	3,568

(Loss) income from continuing operations	(10,589)	(7,110)	7,032
Loss from discontinued operations, net of income taxes	(11,693)	(1,961)	(776)

Net (loss) income	$(22,282)	$(9,071)	$6,256

Net (loss) income per share of common stock
Basic
(Loss) income from continuing operations	$(0.47)	$(0.31)	$0.30
(Loss) income from discontinued operations	(0.51)	(0.09)	(0.03)

Net (loss) income	$(0.98)	$(0.40)	$0.27

Diluted
(Loss) income from continuing operations	$(0.47)	$(0.31)	$0.30
(Loss) income from discontinued operations	(0.51)	(0.09)	(0.03)

Net (loss) income	$(0.98)	$(0.40)	$0.27

Weighted average shares outstanding:
Basic	22,714	22,725	23,086
Diluted	22,714	22,725	23,525
Net (loss) income	$(22,282)	$(9,071)	$6,256
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(3,001)	5,916	246
Unrealized loss on available-for-sales securities, net of tax	—	777	(777)

Comprehensive (loss) income	$(25,283)	$(2,378)	$5,725

The accompanying notes are an integral part of the consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Stockholders' Equity

For the years ended June 27, 2009, June 28, 2008, and June 30, 2007

(in thousands)

	Common Stock			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Accumulated Earnings
(In thousands)	Shares	Amount		Shares	Amount			Total
Balance July 1, 2006	25,914	259	64,234	(2,250)	(12,997)	48,280	236	100,012
Sale of common stock under stock plans	168	2	841					843
Treasury stock activity—purchase of shares				(875)	(9,461)			(9,461)
Net income						6,256		6,256
Stock-based compensation expense			4,125					4,125
Tax benefit of stock exercise			266					266
Unrealized loss on available-for-sales securities, net of tax							(777)	(777)
Currency translation adjustment							246	246

Balance June 30, 2007	26,082	261	69,466	(3,125)	(22,458)	54,536	(295)	101,510
Sale of common stock under stock plans	41		194					194
Treasury stock activity—purchase of shares				(325)	(2,397)			(2,397)
Net income						(9,071)		(9,071)
Cumulative effect of adoption of FIN 48						123		123
Stock-based compensation expense			3,502					3,502
Tax benefit of stock exercise			12					12
Unrealized loss on available-for-sales securities, net of tax							777	777
Currency translation adjustment							5,139	5,139

Balance June 28, 2008	26,123	$261	$73,174	(3,450)	$(24,855)	$45,588	$5,621	$99,789
Sale of common stock under stock plans	52	1	64					65
Treasury stock activity—purchase of shares								—
Net income						(22,282)		(22,282)
Stock-based compensation expense			2,959					2,959
Tax benefit of stock exercise								—
Write-off previously recognized excess deferred tax assets upon stock exercise			(86)					(86)
Unrealized loss on available-for-sales securities, net of tax								—
Currency translation adjustment							(3,001)	(3,001)

Balance June 27, 2009	26,175	$262	$76,111	(3,450)	$(24,855)	$23,306	$2,620	$77,444

The accompanying notes are an integral part of the consolidated financial statements.

CANDELA CORPORATION

Consolidated Statements of Cash Flows

For the years ended June 27, 2009, June 28, 2008, and June 30, 2007

(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(22,282)	$(9,071)	$6,256
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Non-cash items reported in discontinued operations	11,057	—	—
Loss on other-than-temporary impairment of investment	—	2,546	—
Gain on exchange of stock	—	—	(3,540)
Share-based compensation expense	2,959	3,502	4,125
Depreciation and amortization	2,632	2,959	1,631
Provision for bad debts	3,506	3,053	989
Provision for deferred taxes	(5,652)	(3,160)	45
Change in restricted cash	(984)	19	118
Other non-cash items	127	(71)	(144)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,003	4,500	(4,943)
Notes receivable	346	(310)	586
Inventories	4,122	(10,892)	(4,702)
Other current assets	459	(2,828)	(266)
Other assets	1,283	3	(977)
Accounts payable	(3,843)	1,723	(10,376)
Accrued payroll and related expenses	372	(950)	(438)
Deferred revenue	(606)	3,323	3,422
Accrued warranty costs	(499)	(1,696)	(2,016)
Income taxes payable	1,395	136	(2,921)
Other accrued liabilities	(4,446)	(4,451)	5,732

Net cash used by operating activities	(6,051)	(11,665)	(7,419)

Cash flows from investing activities:
Purchases of property and equipment	(800)	(1,780)	(763)
Maturities of held-to-maturity marketable securities	13,114	21,347	37,014
Cash proceeds from exchange of stock	—	—	994
Purchases of held-to-maturity marketable securities	—	(14,250)	(17,706)
Acquisition of business, net of cash acquired	—	—	(15,986)
Acquisition of intangible assets	—	(324)	(1,380)

Net cash provided by investing activities	12,314	4,993	2,173

Cash flows from financing activities:
Proceeds from the issuance of common stock	65	194	843
Purchase of treasury stock	—	(2,397)	(9,461)
Benefits of tax effects from exercise of stock options	—	12	266

Net cash provided by (used by) financing activities	65	(2,191)	(8,352)

Effect of exchange rates on cash and cash equivalents	(2,664)	2,741	556

Net increase (decrease) in cash and cash equivalents	3,664	(6,122)	(13,042)
Cash and cash equivalents at beginning of period	21,030	27,152	40,194

Cash and cash equivalents at end of period	$24,694	$21,030	$27,152

Cash paid during the year for:
Interest	$68	$40	$12
Income taxes	491	1,115	5,451
Noncash investing and financing activities:
Stock acquired on exchange of Solx, Inc. investment	$—	$—	$2,546

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

        Basis of Consolidations.    The financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company transactions and balances have been eliminated. Investments in which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

        Subsequent Events.    On September 9, 2009, Candela Corporation and Syneron Medical Ltd. ("Syneron") announced that they had entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Candela and Syneron will combine their businesses through a merger of Candela and a newly formed, wholly owned subsidiary of Syneron. Existing stockholders of Candela will exchange each of their shares of Candela common stock for 0.2911 ordinary shares of Syneron (the "Merger"). The Merger is discussed more fully below under the caption "Proposed Merger with Syneron." If the merger is not consummated on or before June 1, 2010, either party may terminate the Merger Agreement.

        The date to which events occurring after June 27, 2009, the date of the most recent balance sheet, has been evaluated for possible adjustment to the financial statements or disclosure is October 1, 2009.

        Reclassifications.    Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact on operating income.

        The following table details the effect of the reclassification on the June 28, 2008 balance sheet to conform to the June 27, 2009 presentation relative to:

(in thousands)	June 28, 2008 Originally Reported	Reclassification	June 28, 2008 Reclassified
Other current assets	$9,043	$3,149	$12,192
Accounts receivable	43,320	(3,149)	40,171
Accounts payable	$15,917	$512	$16,429
Deferred revenue, current	13,614	(512)	13,102

        Fiscal Years.    The Company's fiscal year ends on the Saturday nearest June 30. The years ended June 27, 2009, June 28, 2008, and June 30, 2007 each contain 52 weeks.

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

        Foreign Currency Translation.    The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using monthly average exchange rates prevailing during the year. The translation adjustments resulting from this process are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in other income, net. Deferred tax assets (liabilities) are established on the cumulative translation adjustment attributable to un-remitted foreign earnings that are not intended to be indefinitely reinvested.

        Net exchange-related losses resulting from foreign currency transactions were approximately $0.4 million for the fiscal year 2009. Net exchange-related gains resulting from foreign currency transactions were approximately $0.2 million and $0.1 million for the fiscal years ended 2008 and 2007, respectively. The aforementioned net gains and losses are included in other income (expense) in the respective fiscal years.

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

        Restricted Cash.    The Company classifies as restricted cash all cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions.

        Marketable Securities.    The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading.

        The Company classifies substantially all of its marketable securities as held-to-maturity as the Company has the intent and ability to hold them to maturity. Held-to-maturity debt securities are reported at amortized cost which approximates fair value. The Company had classified its investment in Occulogix, Inc, (Note 18) as available-for-sale. As such, this investment was marked-to-market on a quarterly basis and the associated unrealized gain or loss reflected as a component of other comprehensive income (loss), net of tax.

        Current held-to-maturity marketable securities include investments that are expected to mature in more than three months and up to twelve months. Long-term investments have remaining maturities of one to three years. Unrealized losses related to held-to-maturity securities are not considered a permanent decline in market value of such securities.

        See Note 2 for disclosures relative to fair-value measurements.

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

        Fair Value of Financial Instruments.    Carrying amounts of the financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term nature of these instruments. Held-to-maturity marketable securities, which are generally comprised of short-duration certificates of deposit or government-backed bonds, are valued at amortized cost which approximates market value. Available-for-sale securities, if any, are marked-to-market on a quarterly basis and the associated unrealized gain or loss is reflected as a component of other comprehensive income (loss), net of tax.

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

        We had no forward exchange contracts outstanding at June 27, 2009.

        Inventories.    Inventories are stated at the lower of cost (first-in, first-out method) or market, using a standard costing system which includes material, labor and manufacturing overhead Standard costs are monitored and updated as necessary, to reflect the changes in raw material costs and labor and overhead rates.

        As a designer and manufacturer of high technology equipment, the Company is exposed to a number of economic and industry factors that could result in portions of inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in markets, the Company's ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from suppliers. The Company's policy is to establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company's products and market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $27.6 million as of June 27, 2009 and $33.1 million as of June 28, 2008 is stated net of inventory reserves of $2.4 million in each year, respectively. If actual demand for the Company's products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required.

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

        Prepaid license fees.    Prepaid license fees are amortized over the term of the related contract (Note 10).

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

        Long-lived assets primarily include property and equipment and intangible assets with finite lives. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. See Note 15—Discontinued Operations.

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

        Advertising Costs.    Advertising costs are expensed as incurred and are included as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Advertising costs were approximately $0.4 million, $0.6 million and $0.7 million for each of the fiscal years ended 2009, 2008, and 2007, respectively.

        Shipping and handling costs.    The Company reports shipping and handling costs in both sales and the related costs as cost of sales to the extent they are billed to customers. In all other instances they are reflected as a component of cost of sales.

        Stock-based compensation.    We account for stock-based compensation under SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

        The fair value of stock appreciation rights ("SARs") granted in 2009, 2008 and 2007 was based on the fair market value of our stock on the date of grant using the Black-Scholes option-pricing model. The weighted average grant-date fair value per share of SARs granted in 2009, 2008 and 2007 were $0.56, $2.27 and $6.77, respectively. Pre-vesting forfeiture rates for purposes of determining stock-based compensation for 2009, 2008 and 2007 were estimated by us to be 5% for each period, respectively.

        No options were granted during the years ended 2009, 2008, and 2007, respectively.

        The assumptions we used to calculate the weighted average grant-date fair value per share of SARs under the Black-Scholes option-pricing model were as follows:

	For the year ended June 27, 2009	For the year ended June 28, 2008	For the year ended June 30, 2007
Risk-free interest rate	0.93% to 2.38%	2.24% to 4.59%	4.59% to 5.125%
Estimated volatility	57% to 87%	53% to 62%	63% to 73%
Expected life for SARs (years)	2.75 to 4.7	2.5 to 5.0	2.5 to 5.0
Expected dividend yield	—	—	—

        The following table shows total stock-based compensation expense recorded from our stock-based awards (see Note 11 for a description of the types of stock-based awards) as reflected in our consolidated statements of operations:

(in thousands)	For the year ended June 27, 2009	For the year ended June 28, 2008	For the year ended June 30, 2007
Selling, general and administrative	2,308	$3,191	$3,155
Research and development	251	(14)	640
Cost of sales	400	325	330

	$2,959	$3,502	$4,125

        We did not realize any tax benefit in the consolidated statement of operations relative to stock-based compensation during fiscal 2009.

        The tax benefit realized relative to stock-based compensation totaled less than $0.1 million in fiscal 2008 and approximately $0.3 million in fiscal 2007, respectively.

        As of June 27, 2009 total unrecognized compensation cost related to unvested SARs expected to vest was approximately $1.6 million. As of June 27, 2009, the weighted average remaining recognition period for unvested awards was 0.71 years.

        Income Taxes.    The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established as necessary to reduce deferred tax assets in the event that realization of the assets is considered unlikely (Note 12).

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

        FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period (Note 12).

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

        The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:

	For the years ended:
(in thousands, except per share data)	June 27, 2009	June 28, 2008	June 30, 2007
Shares used in the calculation of Basic earnings per share	22,714	22,725	23,086
Effect of dilutive securities: Stock options/SAR's	—	—	439

Diluted shares used in the calculation of earnings per share	22,714	22,725	23,525

        During the fiscal years ended June 27, 2009 and June 28, 2008, potential common shares consisting of all shares issuable upon exercise of stock options/SARs have been excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

        During the year ended June 30, 2007, options/SARs to purchase 1.1 million shares of common stock were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

        Comprehensive Income (Loss).    The Company computes comprehensive income (loss) in accordance with SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources.

        For the periods presented, accumulated other comprehensive income includes the effect of foreign currency translation and is summarized in the following table:

(in thousands)	June 27, 2009	June 28, 2008
Foreign currency translation adjustment	$2,620	$5,621

Accumulated other comprehensive income	$2,620	$5,621

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

Recent Accounting Pronouncements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will use the new guidelines and numbering system prescribed by the Codification when referring to U.S. GAAP beginning in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing U.S. GAAP, it will not have any impact on our financial position, results of operations or cash flows.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends the consolidation guidance applicable to variable interest entities and is effective as of January 1, 2010. We are currently in the process of evaluating the impact of this pronouncement.

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. This statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009. We are currently in the process of evaluating the impact of this pronouncement.

        Effective June 27, 2009, we adopted SFAS No. 165, Subsequent Events. This statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS No. 165 did not have any impact on our financial position, results of operations or cash flows.

        In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock. EITF Issue No. 07-5 provides guidance on evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to a company's own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF Issue No. 07-5 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF Issue No. 07-5 to have a material impact on our consolidated financial statements.

        In April 2008, the FASB finalized FSP No. 142-3, Determination of the Useful Life of Intangible Assets. The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of FSP 142-3 to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5. SFAS No. 141(R) and FSP FAS 141(R)-1 are effective for us beginning June 28, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Effective March 29, 2008, we adopted SFAS 159, but we have not elected the fair value option for any eligible financial instruments as of June 27, 2009.

        In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"), (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment ("FSP 115-2" and "FSP 124-2"), and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107" and "APB 28-1"), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these Staff Positions and the impact, if any, that adoption will have on our financial position and results of operation.

2.     Fair Value Measurements

        We measure financial assets and liabilities at fair value based upon exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 (as impacted by FSP Nos. 157-1, 157-2 and 157-3) establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

  •
  Level 1:    Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

  •
  Level 2:    Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

  •
  Level 3:    Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

        The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	As of June 27, 2009
	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,214	$—	$—	$6,214
Short-term investments	1,686	—	—	1,686

	$7,900	$—	$—	$7,900

        FSP FAS No. 157-2, which measures fair value of non-financial assets and liabilities which are recognized or disclosed at fair value on a nonrecurring basis, will be effective beginning in fiscal 2010. This deferral applies to us for such items as non-financial assets and liabilities initially measured at fair value in a business combination but not measured at fair value in subsequent periods, non-financial long-lived and intangible asset groups measured at fair value for an impairment assessment, and reporting units measured at fair value as part of a goodwill impairment test.

3.     Marketable Securities

        Marketable securities consist of the following:

	June 27, 2009			June 28, 2008
(in thousands)	Net Carrying Amount	Fair Value	Unrealized income (loss)	Net Carrying Amount	Fair Value	Unrealized income (loss)
Short-term (Held-to-maturity):
Government-backed securities	$—	$—	$—	$9,000	$9,055	$55
Certificates of deposit	3,100	3,108	8	3,131	3,134	3

	3,100	3,108	8	12,131	12,189	58
Short-term (Available-for-sale):
	—	—	—	—	—	—

Total marketable securities, short-term	$3,100	$3,108	$8	$12,131	$12,189	$58

Long-term (Held-to-maturity):
Government-backed securities	$—	$—	$—	$2,000	$2,014	$14
Certificates of deposit	—	—	—	1,512	1,502	(10)

Total marketable securities, long-term	$—	$—	$—	$3,512	$3,516	$4

        Held-to-maturity investments at June 27, 2009 reach maturity in 2010.

4.     Inventories

        Inventories consist of the following:

(in thousands)	June 27, 2009	June 28, 2008
Raw materials	$9,166	$13,720
Work in process	381	1,635
Finished goods	18,025	17,786

	$27,572	$33,141

5.     Property and Equipment

        Property and equipment consist of the following:

(in thousands)	June 27, 2009	June 28, 2008
Leasehold improvements	$388	$1,014
Office furniture	409	718
Computers, software, and other equipment	7,467	11,845

	$8,264	$13,577
Less: accumulated depreciation	(4,795)	(9,550)

Property and equipment, net	$3,469	$4,027

        Depreciation expense was approximately $1.2 million, $1.2 million, and $0.9 million for the fiscal years ended 2009, 2008, 2007, respectively.

6.     Intangible Assets

        Goodwill and acquired intangible assets consist of the following:

(in thousands)	June 27, 2009	June 28, 2008
Goodwill	$—	$13,225

Intangible assets with finite lives:
Patents	$174	$3,128
Developed technology	—	6,009

	174	9,137

Accumulated amortization:
Patents	—	(886)
Developed technology	—	(1,335)

	—	(2,221)

Intangible assets with finite lives, net	$174	$6,916

        Changes to the carrying amount of goodwill for the fiscal year ended 2009 were as follows (see Note 15—Discontinued Operations):

(in thousands)
Balance at June 28, 2008	$13,225
Effect of foreign currency adjustments	(2,629)
Impairment Charge	(10,596)

Balance at June 27, 2009	$—

        Patents are generally amortized over periods ranging from five to six years. Developed technologies are generally amortized over 6 years.

        Amortization expense on acquired intangible assets was approximately $1.5 million and $1.6 million for the fiscal years ended 2009 and 2008, respectively. There was no amortization expense associated with acquired intangible assets for the fiscal year ended 2007.

7.     Acquisitions

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

        This acquisition was accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of March 6, 2007. Fair-value of the intangible assets was based on valuations using an income approach with estimates and assumption provided by the management of Inolase and Candela. The excess of the purchase price over the fair value of tangible assets, identified intangible assets, and liabilities assumed was recorded as goodwill.

        Based upon the valuations, the final purchase price was allocated as follows:

(in thousands)
Goodwill	$10,596
Identifiable intangible assets	7,433
Inventory	214
Accounts receivable & other assets	390
Accounts payable and accrued expenses	(248)
Deferred tax liability	(1,375)
Other liabilities	(201)

Total purchase price allocation	$16,809

        None of the goodwill or intangible assets acquired in the acquisition was determined to be deductible for income tax purposes. As a result, and in accordance with SFAS 109, Income Taxes, we recorded in the purchase accounting a deferred tax liability of approximately $1.4 million, equal to the tax effect of the amount of the acquired intangible assets other than goodwill.

        In the fiscal quarter ended December 27, 2008, in connection with the Company's plan to focus on its core products, management initiated a plan to close its Inolase (2002) Ltd. ("Inolase") subsidiary. The closure was accounted for as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). See Note 15.

8.     Warranty Reserve

        The following table reflects changes in the Company's accrued warranty account during the fiscal years ended June 27, 2009, June 28, 2008, and July 30, 2007:

(in thousands)	2009	2008	2007
Beginning balance	$6,098	$7,613	$9,629
Incremental accruals on current sales	5,225	6,764	5,722
Amortization of prior-period accruals	(5,846)	(8,279)	(7,738)

Ending balance	$5,477	$6,098	$7,613

9.     Deferred Revenue

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

        The following table reflects changes in the Company's deferred revenue during the fiscal years ended June 27, 2009 and June 28, 2008:

(in thousands)	2009	2008
Beginning balance	$18,136	$13,751
Deferral of new sales	15,005	19,040
Recognition of previously deferred revenue	(17,067)	(15,167)

Ending balance	$16,074	$17,624

        The following table reflects the Company's current and long-term portions of deferred revenues for the fiscal years ended June 27, 2009 and June 28, 2008:

(in thousands)	2009	2008
Total service contract revenue	$16,074	$17,624
Less: current portion	(11,863)	(13,102)

Long-term pertion of deferred revenue	$4,211	$4,522

10.   Debt, Lease and Other Obligations

        Line of Credit.    The Company has a renewable $10,000,000 revolving credit agreement with a major bank with interest at the bank's base rate or LIBOR plus 2.25 percent. Any borrowings outstanding under the line of credit are due on demand or according to a payment schedule established at the time funds are borrowed. The line of credit is secured by compensating cash balances. The agreement contains restrictive covenants limiting the establishment of new liens, and the purchase of margin stock. No amounts were outstanding under the line of credit as of June 27, 2009 or June 28, 2008.

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

        Total outstanding lease commitments are reflected in the following table as of June 27, 2009:

(in thousands)	Amount
2010	$2,102
2011	1,707
2012	708
2013	78
2014	41
Thereafter	112

Total minimum lease payments	$4,748

        Total facilities-related rent expense was approximately $1.5 million, $1.5 million, and $1.1 million in fiscal years 2009, 2008, and 2007, respectively.

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

        Effective July 3, 2005, the Company amended certain portions of their agreement with the Regents whereby for the annual license fee of $0.3 million, the Company's royalty obligation was reduced to 3% from its prior level of 6%. The annual fee of $0.3 million was paid by a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of June 27, 2009 was approximately six years. This reduced royalty rate and the amortization of the annual license fee payment is reflected in the Company's financial statements for fiscal years 2009, 2008 and 2007, respectively. The unamortized portion of the license fee payment is reflected in both other current assets and in other assets in the June 27, 2009 and June 28, 2008 balance sheets, respectively. The Company recognized royalty expense of $3.4 million, $3.4 million and $3.6 million for the fiscal years ended 2009, 2008 and 2007, respectively.

        The outstanding contractual obligations relating to future minimum royalties payable to the Regents are reflected in the following table as of June 27, 2009:

(in thousands)	Amount
2010	$1,000
2011	500
2012	500
2013	250
2014	—

Total minimum royalty payments	$2,250

11.   Equity Incentive Plan

General Discussion

        Stock options provide the holder with the right to purchase common stock. The exercise price per share of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, may not be less than the fair market value per share of common stock on the date of grant. In the case of an incentive stock option granted to an employee possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price per share may not be less than 110% of the fair market value per share of common stock on the date of grant.

        Stock Appreciation Rights ("SARs") provide the holder the right to receive an amount, payable in stock, cash or in any combination of these, as specified by a Committee established by the Board of Directors, equal to the excess of the market value of our common shares on the date of exercise over the grant price at the time of the grant. The grant price of a SAR may not be less than the fair market value per share of common stock on the date of grant, provided that the grant price of SARs granted in tandem with stock options shall equal the exercise price of the related stock option.

1990 Candela Corporation Employee Stock Purchase Plan

        The 1990 Employee Stock Purchase Plan (the "Purchase Plan") provides for the sale of up to 1.5 million shares of common stock to eligible employees. The shares are issued at 85% of the market price on the last day of semi-annual periods. Substantially all full-time employees are eligible to participate in the Purchase Plan. At June 27, 2009 there were approximately 603,000 shares available for sale.

        The following is a summary of shares issued under the Purchase Plan:

Fiscal Year	Number of Shares	Per-share Price Range
2007	33,978	$10.00 to $10.75
2008	21,142	$4.75
2009	37,396	$ 0.50 to $ 2.00

        Pursuant to the terms of the Merger Agreement executed September 8, 2009, the Company's Board of Directors shall take action to amend the Purchase Plan to end the Payment Period, as defined by the Purchase Plan, no later than two (2) business days before the effective time and to terminate the Purchase Plan immediately thereafter.

1998 Candela Corporation Stock Option Plan

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

        There were approximately 0.6 million stock-based SARs granted under this plan during the fiscal year ended 2009. The SARs granted to employees become exercisable ratably over one to four years, while the SARs granted to directors become exercisable over two years.

        There were approximately 4.1 million outstanding options/SARs at June 27, 2009 with a weighted-average exercise price of $8.24 per share, an aggregate intrinsic value of zero, and a weighted-average remaining contractual term of 7.28 years.

        Of the total 4.1 million outstanding options/SARs, there were approximately 2.6 million of exercisable options/SARs at June 27, 2009 with a weighted-average exercise price of $9.26 per share, an aggregate intrinsic value of zero, and a weighted-average remaining contractual term of 6.64 years.

        The total intrinsic value of options exercised during the fiscal year ended 2009 was approximately $18,000.

        The 1998 Stock Plan expired pursuant to its terms on September 18, 2008. As such, there were no options/SARs available for grant under this plan at June 27, 2009.

        The following is a summary of stock option/SARs activity under the 1998 Stock Option Plan:

	Number of Shares	Option Prices	Weighted Exercise Price per Share
Balance at July 1, 2006	1,964,988
Granted	1,115,000	$11.53 to $15.95	$12.15
Exercised	(133,238)	$ 1.56 to $10.93	$3.68
Forfeited and expired	(71,467)	$ 9.90 to $15.95	$15.18

Balance at June 30, 2007	2,875,283
Granted	1,455,930	$ 2.92 to $ 7.45	$4.90
Exercised	(20,180)	$ 4.67 to $ 5.59	$4.68
Forfeited and expired	(511,351)	$ 2.75 to $15.95	$11.92

Balance at June 28, 2008	3,799,682
Granted	575,881	$ 2.49 to $ 9.90	$2.91
Exercised	(15,000)	$ 1.21 to $ 1.21	$1.21
Forfeited and expired	(238,551)	$ 2.33 to $15.95	$6.88

Balance at June 27, 2009	4,122,012

2008 Candela Corporation Stock Plan

        The Company's 2008 Stock Plan was adopted by the Board of Directors on October 27, 2008 and approved by the stockholders on December 12, 2008. The 2008 Stock Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights ("SARs"), restricted stock awards and restricted stock units ("RSUs"), which are referred to hereafter individually as a "Stock Right" and collectively as "Stock Rights."

        The 2008 Stock Plan authorizes the issuance of up to 1.3 million shares of the Company's Common Stock. The shares of Common Stock subject to Stock Rights may be authorized but unissued shares of Common Stock or shares of Common Stock reacquired by the Company in any manner. Any shares of Common Stock subject to a Stock Right which for any reason expires or terminates unexercised or terminates without the delivery of shares of Common Stock may again be available for future grants under the 2008 Stock Plan. No employee may be granted options and/or SARs with respect to more than 700,000 shares of Common Stock in any one fiscal year. No employee may be granted restricted stock or RSUs having a fair market value in excess of $2,000,000 in any one fiscal year. The number of shares of Common Stock available under the 2008 Stock Plan, the award limits and a grantee's rights with respect to Stock Rights granted, unless otherwise specifically provided in the written instrument relating to the grant of such Stock Right, shall be adjusted upon the occurrence of any of the following: stock dividends, stock splits, consolidation, mergers, recapitalizations, reorganizations, dissolution or liquidation.

        There were approximately 1.0 million stock-based SARs granted under this Plan during the fiscal year ended 2009. The SARs granted to employees become exercisable ratably over one to two years. No SARs were granted to directors during the fiscal year ended 2009.

        Due to forfeitures, there were approximately 0.9 million outstanding SARs under this Plan at June 27, 2009 with a weighted-average exercise price of $0.41 per share, an aggregate intrinsic value of approximately $0.4 million, and a weighted-average remaining contractual term of 9.56 years.

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

        The Compensation Committee may grant incentive stock options, nonqualified stock options and SARs in tandem with an option or on a free standing basis. Each option or SAR expires on the date specified by the Compensation Committee, but not more than (i) ten years from the date of grant in the case of options and SARs generally and (ii) five years from the date of grant in the case of incentive stock options granted to an employee possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. Options and SARs are subject to early termination in certain circumstances. The exercise price per share of Common Stock of an option may not be less than "fair market value" (as defined in the 2008 Stock Plan) per share of Common Stock on the date of grant. In the case of an incentive stock option to be granted to an employee possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, the exercise price per share of Common Stock may not be less than one hundred ten percent (110%) of the fair market value per share of Common Stock on the date of grant. The aggregate fair market value (determined on the date of grant) of the shares of Common Stock subject to incentive stock options granted to an employee and which first become exercisable during any calendar year cannot exceed $100,000. The grant price of SARs may not be less than the fair market value per share of Common Stock on the date of grant, provided that the grant price of SARs granted in tandem with an option shall equal the exercise price of the related option. Options and SARs may either be fully exercisable at the time of the grant or may become exercisable in such installments as the Compensation Committee may specify. The Compensation Committee has the right to accelerate the date of exercise of any installment of any option or SAR.

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

        The Compensation Committee may take any action as may be necessary to ensure that Stock Rights granted under the 2008 Stock Plan qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code. Any Stock Right granted under the 2008 Stock Plan which is intended to qualify as "performance-based compensation" may be conditioned on the attainment of one or more of the following performance goals: earnings, earnings before interest and taxes, earnings before interest, taxes, depreciation and amortization, earnings per share, economic value created, market share, net income (before or after taxes), operating income, adjusted net income after capital charge, return on assets, return on capital (based on earnings or cash flow), return on equity, return on investment, revenue, cash flow, operating margin, share price, total stockholder return, total market value, and strategic business criteria, consisting of one or more objectives based on meeting specified market penetration goals, productivity measures, geographic business expansion goals, cost targets, customer satisfaction or employee satisfaction goals, goals relating to merger synergies, management of employment practices and employee benefits, or supervision of litigation or information technology, and goals relating to acquisitions or divestitures of subsidiaries, affiliates or joint ventures.

        Incentive stock options are not transferable by the optionee or grantee except by will or by the laws of descent and distribution. Non-Qualified options, SARs, restricted stock and RSUs are transferable to the extent determined by the Compensation Committee and as set forth in the instrument relating to the grant of any such non-qualified options, SARs, restricted stock and RSUs.

        Unless otherwise specified in the instrument relating to the grant of an incentive stock options, if an incentive stock option optionee ceases to be employed other than reason of death or disability, all unvested incentive stock options shall terminate and the vested incentive stock options shall terminate on the earlier of three months after the date of termination of employment or the specified expiration date. If an incentive stock option optionee ceases to be employed by reason of death or disability, all unvested incentive stock options shall terminate and the vested incentive stock options shall terminate on the earlier of one hundred and eighty days after the date of termination of employment or the specified expiration date. The Compensation Committee shall specify in the instrument relating to the grant of nonqualified options, SARs, restricted stock and RSUs the treatment of such Stock Rights upon a grantee's termination of employment.

        In the event of a merger, sale or consolidation of the Company, or a similar "acquisition," the administrator, or the board of directors of any successor, in its discretion, may either (i) provide for appropriate substitutions or assumptions of outstanding awards, (ii) provide that all option and stock appreciation rights must be exercised, to the extent exercisable, within a specified period following notice at the end of which period all outstanding options or stock appreciation rights will terminate, (iii) provide for the termination of all options and stock appreciation rights in exchange for a cash payment equal to the excess of the fair market value of the shares subject to such award over the exercise price of such award or (iv) terminate all awards, other than options and stock appreciation rights, on such terms and conditions as the administrator or the board of directors of any successor deems appropriate. The 2008 Stock Plan shall automatically expire on October 27, 2018, except as to options outstanding on that date.

        The Board of Directors may adopt amendments to the 2008 Stock Plan, subject, in certain cases, to stockholder approval, and may terminate the 2008 Stock Plan at any time (although such action shall not affect Stock Rights previously granted). No Stock Rights may be granted under the 2008 Stock Plan after October 26, 2018.

        The following is a summary of stock option/SARs activity under the 2008 Stock Option Plan:

	Number of Shares	Option Prices	Weighted Exercise Price per Share
Balance at June 28, 2008	—
Granted	960,451	$0.41 to $0.41	$0.41
Exercised	—	$ — to $ —	$—
Forfeited and expired	(20,323)	$0.41 to $0.41	$0.41

Balance at June 27, 2009	940,128

12.   Income Taxes

        The components of our (benefit from) provision for income before income taxes consist of the following:

	For the Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
(Loss) income from continuing operations before income taxes:
Domestic	$(19,449)	$(15,776)	$8,388
Foreign	2,091	2,897	2,212

	$(17,358)	$(12,879)	$10,600

(Benefit from) provision for income taxes:
Current provision:
Federal	$(1,953)	$(4,129)	$2,510
State	(285)	(190)	246
Foreign	1,121	948	767

Total current (benefit from) provision for income taxes	(1,117)	(3,371)	3,523

Deferred (benefit from) provision for income taxes
Federal	(4,937)	(2,565)	319
State	(615)	(95)	28
Foreign	(100)	262	(302)

Total deferred (benefit from) provision for income taxes	(5,652)	(2,398)	45

Total (benefit from) provision for income taxes	$(6,769)	$(5,769)	$3,568

        The Company recorded a benefit for income taxes from discontinued operations of approximately $8.2 million, $0.7 million, and less than $0.1 million for the years ended 2009, 2008, and 2007, respectively.

        The components of the Company's deferred tax assets and liabilities consist of the following:

(in thousands)	June 27, 2009	June 28, 2008
Deferred Tax Asset—Current
Bad debt reserve	$572	$771
Inventory valuation reserves	1,587	1,389
Sales returns	387
Deferred revenue	259	404

Total Deferred Tax Asset—Current	$2,805	$2,564

Deferred Tax Asset—Noncurrent
Accrued warranty reserve	$3,030	$2,079
Restructuring reserve	17	131
Share-based compensation	4,586	3,447
Depreciation & amortization	397	180
Federal and state tax credits	1,311	549
Federal and state net operating losses	10,882	182
Foreign net operating losses	292	943
Other	48	554

	20,565	8,065
Less: Valuation reserve	—	—

Total Deferred Tax Asset—Noncurrent	$20,565	$8,065

Deferred Tax Liability—Current
Prepaid expenses	$138	$—

Deferred Tax Liability—Noncurrent
Depreciation & amortization	$—	$2,099

        In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize its net deferred tax assets of approximately $23.2 million.

        As part of that analysis, management considered the following as positive evidence outweighing the negative evidence of the recent pre-tax book losses:

  •
  The net temporary differences resulting in the deferred tax assets and in the deferred tax liabilities are expected to reverse in similar time periods.

  •
  The Company has a consistent taxpaying history.

  •
  The non-recurring nature of significant items contributing to the current year net operating loss.

  •
  Current projections of future taxable income, exclusive of reversing temporary differences, indicate a return to taxable income in a reasonable period of time.

        Based upon the aforementioned, we have concluded that the positive evidence outweighs the negative evidence and, thus, that those deferred tax assets not otherwise subject to a valuation allowance are realizable on a "more likely than not" basis.

        The reconciliation from the federal statutory tax rate to the effective tax rate is as follows:

	June 27, 2009	June 28, 2008	June 30, 2007
Statutory rate	-35%	-35%	35%
State income taxes	-4%	-1%	2%
Difference between foreign and US tax rates	1%	0%	-3%
Resolution of income tax audits and other adjustments for uncertain tax positions	0%	-4%	0%
Benefit from foreign sales credits	0%	0%	-1%
Other reconciling items	-1%	-5%	1%

Effective tax rate	-39%	-45%	34%

        At June 27, 2009, the Company had available federal research and development tax credits of approximately $0.5 million which begin to expire in 2027 and other credits of approximately $0.2 million with no expiration. The Company had available state research and development tax credits of approximately $0.6 million which expire at various dates as indicated in the following table:

(in thousands)	Available	Expires
Fiscal 2000	$221	June 2015
Fiscal 2002	109	June 2017
Fiscal 2003	17	June 2018
Fiscal 2005	25	June 2020
Fiscal 2007	14	June 2022
various	226	No expiration

Total	$612

        At June 27, 2009, the Company had federal net operating losses of $27.5 million which expire in June 2029. For state income tax purposes the Company has net operating losses of $17.1 million which begin to expire in June 2013. Foreign tax losses are as follows:

(in thousands)	Available	Expires
Germany	$614	No Expiration
United Kingdom	154	No Expiration
Spain	186	No Expiration
Australia	71	No Expiration

Total	$1,025

        No amount for U.S. income tax has been provided on undistributed earnings of the Company's foreign subsidiaries because the Company considers the approximately $12.4 million of accumulated foreign earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credit carry forwards may be available to reduce some portion of the U.S. tax liability, if any.

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

        The reconciliation of the total amounts of unrecognized tax benefits included in other accrued liabilities at June 27, 2009 and June 28, 2008 is as follows:

(in thousands)	June 27, 2009	June 28, 2008
Balance, beginning of year	$1,400	$1,853
Additions based on tax positions related to the current year	179	116
Additions for tax positions of prior years	28	10
Reductions for positions of prior years	(207)	(554)
Settlements	—	(25)

Balance, end of year	$1,400	$1,400

        The Company's policy to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes did not change upon the adoption of FIN 48. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the overall income tax provision. As of June 29, 2009 and June 28, 2008, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions, respectively. In each of the fiscal years ended June 27, 2009 and June 28, 2008, the Company recognized approximately $0.1 million in interest and penalties, respectively.

        The Company files income tax returns in the United States on a federal basis, in many U.S. state jurisdictions, and in certain foreign jurisdictions. The three most significant tax jurisdictions are the U.S., Spain, and Japan. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The 2006 through 2008 fiscal tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the 2005 through 2008 fiscal tax years remain subject to examination by the appropriate governmental agencies for Spanish and Japanese tax purposes, respectively.

        We do not anticipate experiencing any significant increases or decreases in our unrecognized tax benefits within the twelve months following June 27, 2009.

13.   Segment, Geographic and Major Customer Information

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

Geographic data

        Geographic information for fiscal 2009, 2008, and 2007 is as follows (in thousands):

	2009	2008	2007
Revenue:
United States	$70,939	$86,356	$96,320
Intercompany	21,185	30,517	26,446

	92,124	116,873	122,766
Japan	15,410	17,598	20,318
Spain	14,234	25,583	21,323
Germany	3,068	3,893	3,162
France	6,364	6,606	4,488
Italy	1,704	1,691	2,033
UK	1,389	1,658	—
Australia	3,471	3,231	133

	137,765	177,133	174,223
Elimination	(21,185)	(30,516)	(26,446)

Consolidated total	$116,580	$146,617	$147,777

Income (loss) from operations:
United States	$(20,511)	$(15,350)	$3,559
Europe	1,373	1,324	991
Japan	986	1,085	1,245
Australia	176	170	(19)
Elimination	468	105	(1,620)

Consolidated total	$(17,508)	$(12,666)	$4,156

Geographic identification of long-lived assets:
United States	$2,840	$3,322	$3,002
All others	629	414	333

Consolidated total	$3,469	$3,736	$3,335

        United States revenue includes export sales to unaffiliated companies located principally in Europe, the Asia-Pacific region and Latin America, which approximated $31.9 million, $31.3 million, and $31.9 million in fiscal years 2009, 2008, 2007, respectively. The results of our Israeli subsidiary are reported as part of discontinued operations (Note 15).

14.   Employee Benefit Plans

        The Company offers a 401(k) Plan which allows eligible United States employees to make tax-deferred contributions, a portion of which are matched by the Company. The Company may make discretionary matching contributions to the Plan in an amount determined by its Board of Directors. Company contributions vest ratably with three years of employment and amounted to $0.2 million, $0.4 million, and $0.5 million for the fiscal years ended 2009, 2008, 2007, respectively.

15.   Discontinued Operations

Candela Skin Care Centers ("CSCC")

        At June 27, 2009, CSCC had a net liability of approximately $0.8 million consisting primarily of deferred gift certificate revenue. We also recorded a gain during the year ended 2009 of approximately $0.2 million, net of tax, related to the settlement of the facility closure accrual for less than the Company's original estimate. The plan to close the only remaining skin care center was initiated by management during the fiscal quarter ended September, 2003.

Inolase (2002) Ltd.

        In the fiscal quarter ended December 27, 2008, in connection with the Company's plan to focus on its core products, management initiated a plan to close its Inolase (2002) Ltd. ("Inolase") subsidiary. The closure was accounted for as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146").

        In determining the amount of the facilities closure accrual, we are required to estimate such factors as future vacancy rates. These estimates are reviewed quarterly and may result in revisions to established facility reserves on an ongoing basis.

        The Company determined that there was no future cash value inherent to its Inolase subsidiary and, accordingly, shut down this reporting unit as its fair value was zero. As part of that process the Company recognized a 100% impairment loss associated with the goodwill, other intangible assets, inventory, and fixed assets. The components of the loss recognized during the year ended 2009 are as follows:

In thousands
Goodwill	$10,596
Patents & Developed Technology	5,162
Inventory	1,681
Fixed Assets, net	237

$17,676

        In accordance with SFAS 146, the Company also recorded restructuring charges of approximately $0.4 million associated with future occupancy costs, minimum termination benefits, and professional service fees. In determining the amount of the accrual for future occupancy costs, we are required to estimate such factors as future vacancy rates. These estimates are reviewed quarterly and may result in revisions to facility reserves in future periods.

        A summary of the operating results of the discontinued operations are as follows:

(in thousands)	2009	2008
Revenue	$438	$1,601

loss from discontinued operations	(1,106)	(2,681)
Benefit from Income tax from discontinued operations	(470)	(720)
Net loss on disposal of discontinued operations, net of tax benefit of $7,687	(11,057)	—

Loss from discontinued operations, net	$(11,693)	$(1,961)

        During the six-month period since execution of the plan, for the year ended June 27, 2009, we recognized certain residual revenues, incurred ongoing operating expenses, and made required adjustments to income taxes in the ordinary course of business.

        As of June 27, 2009, the Company had no assets or liabilities held in connection with the disposal of Inolase other than the accrual for future occupancy costs and residual professional fees of approximately $0.1 million.

16.   Legal Proceedings

        The Company is currently involved in two litigation matters with Palomar Medical Technologies, Inc. ("Palomar").

  •
  Palomar asserts that it is the exclusive licensee from The General Hospital Corporation ("Mass. General") of U.S. Patent No. 5,735,844 (the "'844 Patent") and U.S. Patent No. 5,595,568, which is related to the '844 Patent (the "'568 Patent"). On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of the '844 Patent. Palomar seeks compensatory and treble damages, as well as attorneys' fees and injunctive relief. In November 2006, the Company answered the complaint by denying Palomar's allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that the '568 Patent is either invalid, or products manufactured by the Company do not infringe the '568 Patent, or both. In November 2006, Palomar filed an answer denying the Company's counterclaim. In February 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the '568 Patent, and to allege that additional Candela products infringe the '844 Patent. Palomar's motion to amend its Complaint was granted in August 2007. In February 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company's motion to amend its Answer and Counterclaims was granted in March 2007. Palomar filed a general denial response to Candela's Amended Answer and Counterclaim in March 2007. In August 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definitions of the disputed claim terms of a patent. On October 31, 2008, the Company requested a stay of the case with the Court, which was granted on November 17, 2008. The Company did so based upon a third party's re-examination request that was granted by the United States Patent and Trademark Office on August 29, 2008. The re-examination is with respect to both the '568 and '844 Patents, including many of the Claims at issue in this case. In November 2008, the Court stayed the case until the United States Patent and Trademark Office rules on the re-examination. On December 9, 2008, Candela filed requests for re-examination of the '568 and '844 Patents with the United States Patent & Trademark Office asserting that all claims currently in dispute with Palomar be held invalid. On January 7, 2009, the United States Patent and Trademark Office granted the Company's re-examination request of the '844 Patent and the '568 Patent. The United States Patent and Trademark Office stated that there are substantial new questions of patentability for all claims asserted against the Company by Palomar. On June 5, 2009, the PTO issued an office action confirming as patentable the majority of the claims of the '844 patent in re-examination as patentable. On June 19, 2009, Palomar moved to lift the stay based on responses by the PTO in the '844 re-examination proceeding, which the Company opposed on July 13, 2009. In July 2009, the PTO issued a notice of intent to issue a re-examination certificate for the '844 patent. In August 2009, the PTO issued a notice of intent to issue a re-examination certificate for the '568 patent, confirming the patentability of the claims in re-examination. The Court has yet to rule on the motion to lift the stay.

    On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395 (the "395 Patent"), and 6,743,222 (the "'222 Patent"). The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys' fees and an injunction against Palomar to prevent Palomar's continuing infringement. The Company served its complaint on Palomar in August 2006. In October 2006, the Company amended the Company's suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October 2006, Palomar answered the Company's amended complaint by denying the Company's allegations and asserting an affirmative defense of inequitable conduct with respect to the '395 Patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the '395 Patent and '222 Patent or that such patents are invalid. In November 2006, the Company answered the counterclaim by denying Palomar's allegations. In February 2008, Palomar filed a request for re-examination of the Company's '222 Patent with the United States Patent and Trademark Office ("PTO"). In March 2008, the PTO granted re-examination. In June 2008, the Court stayed the case until the PTO rules on the re-examination. To avoid the necessity of repeated status conferences, the Company requested administrative closure of the case on November 26, 2008, subject to reopening when the '222 Patent emerged from re-examination. The Court granted this request on December 1, 2008.

    While the Company intends to vigorously contest Palomar's allegations, and to pursue its own claims against Palomar, each lawsuit is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome in Palomar's suit against the Company would materially hurt the Company's business, financial condition, results of operations and cash flows.

  •
  On September 15, and 24, 2009, after the announcement of the Company's proposed merger with Syneron, two putative class action lawsuits were filed in the Superior Courts of Massachusetts against Candela and the members of Candela's Board of Directors, among others. The plaintiffs in the two actions purport to sue on behalf of a class of Candela stockholders, and allege that members of the board breached fiduciary duties owed to Candela stockholders through, among other things, the failure to maximize shareholder value and the use of unfair process in connection with the proposed merger between Candela and Syneron, and that Candela, with others, aided and abetted the purported breaches of fiduciary duties. The complaints seek, among other relief: rescission of the merger agreement entered into on September 8, 2009; an injunction against the merger; an order requiring disclosure of all material information necessary for shareholders to make an informed vote on the proposed merger; and an accounting for damages caused by defendants as well as an award of all costs and disbursements of the actions, including reasonable attorneys' and expenses. Candela denies the allegations in the complaints and intends to defend these lawsuits vigorously.

        On February 19, 2008, Cardiofocus, Inc. ("Cardiofocus") filed suit against the Company and eight other companies in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patents 6,457, 780, 6,159,203 and 5,843,073. Cardiofocus seeks compensatory and treble damages, as well as attorneys' fees and injunctive relief. On April 21, 2008, the Company answered Cardiofocus' complaint and asserted a variety of counterclaims against Cardiofocus. The Company intends to vigorously defend against the lawsuit. Based upon Candela's request, on July 23, 2008, the United States Patent & Trademark Office ("PTO") agreed to re-examine the validity of the Cardiofocus patents. On October 14, 2008, the Court agreed to stay this matter for a minimum of one year, up to a maximum of two years, but no later than the PTO's decision with respect to the re-examination proceedings.

        While we believe that the likelihood of loss in each of the disclosed proceedings is reasonably possible, the possibility of loss or range of loss for each matter is not estimable, except with regard to Palomar. In accordance with SFAS 5, Accounting for Contingencies, as of September 30, 2009, we estimate the range of the loss contingency associated with the Palomar litigation claims to be in the range of $0 to $46 million. As we have assessed that contingent losses related to these proceedings are only reasonably possible, pursuant to SFAS 5, an accrual has not been recorded for any of these loss contingencies.

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

17.   Derivative Instruments and Hedging Activity

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

        We had no derivatives that qualified for hedge accounting during the fiscal year ended 2009.

        During the fiscal year ended 2009, we recognized the following gains (losses) on derivatives and their related hedged items which were solely comprised of inter-company payables and receivables in the normal course of business.

(in thousands)	2009
Other income (expense)—derivatives	$(692)
Other income (expense)—Hedged items	481

Total	$(211)

        We did not enter into any other derivative or hedge contracts for any other risks during the fiscal year 2009. We did not have any outstanding contracts at June 27, 2009.

18.   Other Income

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

        The value of the shares of OccuLogix, Inc. was included in Candela's marketable securities at June 27, 2007 as they were considered available-for-sale securities in accordance with SFAS 115. The temporary differences between cost and fair value were presented in the consolidated financial statements in accumulated other comprehensive income within stockholders' equity, net of any related tax effect. At December 29, 2007, in the opinion of management, the value of the investment in the common shares of OccuLogix sustained an other-than-temporary impairment due to its consistent decline in value and public notification that the security was at risk of being de-listed from the NASDQ exchange. As such, the Company recognized an associated $2.5 million loss.

19.   Quarterly Results of Operations (unaudited)

	Quarter Ended
2009 (in thousands, except per-share data)	First	Second(2)	Third	Fourth(3)
Revenue	$26,665	$28,757	$29,765	$31,393
Gross Profit	10,472	10,159	11,933	11,997
Income (loss) from continuing operations	(6,606)	(9,262)	(1,360)	(131)
Net income (loss)	(4,009)	(24,945)	(465)	7,137
Earnings (loss) per common share:
Basic	$(0.18)	$(1.10)	$(0.02)	$0.32

Diluted	$(0.18)	$(1.10)	$(0.02)	$0.31

	Quarter Ended
2008 (in thousands, except per-share data)	First	Second(1)	Third	Fourth
Revenue	$35,102	$35,708	$38,400	$37,407
Gross Profit	17,060	16,503	16,789	15,161
Income (loss) from continuing operations	1,228	(6,015)	(3,212)	(4,880)
Net income (loss)	187	(4,550)	(2,056)	(2,652)
Earnings (loss) per common share:
Basic	$0.01	$(0.20)	$(0.09)	$(0.12)

Diluted	$0.01	$(0.20)	$(0.09)	$(0.12)

(1)
Includes $2.5 million loss on the other-than-temporary impairment of its investment in OccuLogix, Inc. (Note 18).

(2)
Includes $18.4 million charge to discontinued operations relative to the closing of its Israeli subsidiary (Note 15).

(3)
Includes recognition of approximately $6.4 million in tax benefits relative to the closing of the Israeli subsidiary (Note 15).

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not Applicable

Item 9A(T).    Controls and Procedures.

  (a)
  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 27, 2009, the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has designed such controls and procedures to provide reasonable assurance of achieving their objectives. Based on the evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to provide reasonable assurance of achieving their objective.

  (b)
  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 27, 2009, based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        Based on our assessment, management determined that the Company's internal controls over financial reporting as of June 27, 2009 were effective.

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

  (c)
  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There was no change in our internal control over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ GERARD PUORRO Gerard Puorro President and Chief Executive Officer	/s/ ROBERT E. QUINN Robert E. Quinn Senior Vice President of Finance and Chief Financial Officer
October 1, 2009

Item 9B.    Other Information

        None.

Part III

        Notwithstanding anything to the contrary contained herein, in no event are the sections "Audit Committee Report" to be incorporated by reference herein from the Company's definitive proxy statement for the Company's 2009 annual meeting of stockholders.

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item concerning the directors and executive officers of the Company is incorporated by reference herein from the information contained in the sections entitled "Election of Directors", "Occupations of Directors" and "Executive Officers" in our definitive proxy statement (the "Definitive Proxy Statement") for the 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Candela's fiscal year ended June 27, 2009.

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

 SCHEDULE II

CANDELA CORPORATION

Valuation and Qualifying Accounts

For the years ended June 27, 2009, June 28, 2008, and July 30, 2007

(In thousands)	Balance at Beginning of Period	Additions Charged to Income	Deductions from Reserves	Balance at End of Period
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts:
Year ended June 27, 2009	$2,322	$3,506	$3,000	$2,828
Year ended June 28, 2008	$1,412	$3,053	$2,143	$2,322
Year ended June 30, 2007	1,830	989	1,407	1,412
Reserve for inventory
Year ended June 27, 2009	$2,402	$5,317	$5,285	$2,434
Year ended June 28, 2008	$2,088	$3,225	$2,911	$2,402
Year ended June 30, 2007	2,487	2,602	3,001	2,088
Reserve for discontinued operations
Year ended June 27, 2009	$361	$514	$722	$153
Year ended June 28, 2008	$447	$—	$86	$361
Year ended June 30, 2007	447	—	—	447

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
The following Consolidated Financial Statements, Notes thereto, and Report of Independent Registered Public Accounting Firm are set forth under Item 8:

(1)
Consolidated Financial Statements:

Report of Registered Independent Public Accounting Firm
Consolidated Balance Sheets—June 27, 2009 and June 28, 2008
Consolidated Statements of Income and Comprehensive Income Years ended June 27, 2009, June 28, 2008 and June 30, 2007
Consolidated Statements of Stockholders' Equity—Years ended June 27, 2009, June 28, 2008, and June 30, 2007
Consolidated Statements of Cash Flows—Years ended June 27, 2009, June 28, 2008, and June 30, 2007
Notes to Consolidated Financial Statements
  (2)
  Consolidated Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

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

        (3)   Exhibits:    Except as otherwise noted, the following documents are incorporated by reference from the Company's Registration Statement on Form S-1 (File Number 333-78339) or filed herewith:

3.1(5)	Certificate of Incorporation, as amended
3.2(4)	By-laws of the Company, as amended and restated
10.1(1)	1990 Employee Stock Purchase Plan
10.2(12)	Amendment Number One to the Candela Corporation Employee Stock Purchase Plan
10.3(5)	1998 Amended and Restated Stock Plan
10.4(10)	1998 Second Amended and Restated Stock Plan
10.5(13)	1998 Third Amended and Restated Stock Plan
10.6(12)	2008 Stock Plan
10.7(12)	Form of Candela Corporation 2008 Stock Plan Notice of Stock Appreciation Right Grant
10.8(2)	Lease for premises at 526 Boston Post Road, Wayland, Massachusetts.
10.9(2)	Lease for premises at 530 Boston Post Road, Wayland, Massachusetts.
10.10(3)	Letter Agreement between the Company and Fleet Bank dated February 13, 1997.
10.11(3)	Amendment to Letter Agreement between the Company and Fleet Bank dated December 15, 1998.
10.12(6)*	Amended and Restated License Agreement between the Company and The Regents of the University of California for Dynamic Skin Cooling Method and Apparatus effective as of August 11, 2000.
10.13(7)*	Settlement Agreement dated August 11, 2000 by and among the Company, the Regents of the University of California, and Cool Touch, Inc.
10.14(4)	Form of Note delivered to the Company in the aggregate principal amount of $3,700,000 to Massachusetts Capital Resource Company, William D. Witter and Michael D. Witter.

10.15(4)	Form of Common Stock Purchase Warrant to purchase an aggregate of 370,000 shares of the Company's Common Stock delivered to Massachusetts Capital Resource Company, William D. Witter and Michael D. Witter.
10.16(10)	Amended and Restated Employment Agreement dated as of April 5, 2007, between Candela Corporation and Gerard E. Puorro
10.17(11)	Executive Employment, Non-competition and Non-disclosure Agreement
10.18(11)	Senior Officer Executive Retention Agreement
10.19(11)	Amended and Restated Employment Agreement between Candela Corporation and Gerard E. Puorro
10.20(11)	Executive Retention Agreement with Gerard E. Puorro
21.1**	Subsidiaries of the Company
23.1**	Consent of BDO Seidman, LLP (Independent Registered Public Accounting Firm)
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
99.1(8)	McKesson Medical-Surgical Inc. Distribution Agreement
99.2(9)	First Amendment to the Amended and Restated License Agreement by and between The Regents of the University of California and Candela Corporation

*
Portions of the exhibit have been omitted and filed separately with the SEC in reliance upon the Company's request for confidential treatment pursuant to Rule 24b-2.

**
Filed herewith

(1)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Commission file number 000-14742), and incorporated herein by reference.

(2)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993 (Commission file number 000-14742) and incorporated herein by reference.

(3)
Previously filed as an S1 filed on May 12, 1999 (Commission file number 333-78339) and incorporated herein for reference.

(4)
Previously filed as an exhibit to the Company's Amended and Restated Annual Report on Form 10-K for the fiscal year ended June 27, 1998 (Commission file number 000-14742) and incorporated herein by reference.

(5)
Previously filed as Appendix A to the Company's Schedule 14A, filed December 28, 2002, and incorporated herein by reference.

(6)
Previously filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 (Commission file number 000-14742) and incorporated herein by reference.

(7)
Previously filed as an exhibit to Form 10-K for the fiscal year ended July 1, 2000 (Commission file number 000-14742) and incorporated by reference.

(8)
Previously filed as an exhibit to Form 10-K for the fiscal year ended July 2, 2005 (Commission file number 000-14742) and incorporated by reference

(9)
Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended December 31, 2005 (Commission file number 000-14742) and incorporated by reference

(10)
Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended March 31, 2007 (Commission file number 000-14742) and incorporated by reference

(11)
Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended December 29, 2007 (Commission file number 000-14742) and incorporated by reference

(12)
Previously filed as an exhibit to Form 10-Q for the fiscal quarter ended March 29, 2008 (Commission file number 000-14742) and incorporated by reference

(13)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2008 (Commission file number 000-14742) and incorporated by reference

(c)
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

CANDELA CORPORATION
By:	/s/ GERARD E. PUORRO Gerard E. Puorro, President, Chief Executive Officer and Director October 1, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERARD E. PUORRO Gerard E. Puorro	President, Chief Executive Officer, and Director (Principal Executive Officer)	October 1, 2009
/s/ ROBERT E. QUINN Robert E. Quinn	Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)	October 1, 2009
/s/ KENNETH D. ROBERTS Kenneth D. Roberts	Chairman of the Board of Directors	October 1, 2009
/s/ NANCY NAGER Nancy Nager	Director	October 1, 2009
/s/ DOUGLAS W. SCOTT Douglas W. Scott	Director	October 1, 2009
/s/ BEN BAILEY, III Ben Bailey, III	Director	October 1, 2009
/s/ GEORGE ABE George Abe	Director	October 1, 2009

EXHIBIT INDEX

21.1	Subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP, (Independent Registered Public Accounting Firm)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350