Form 10-K/A
period 2009-06-27
CANDELA CORP /DE/
filed 2009-10-26
CIK 793279

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act)  Yes ☐  No ☒

The aggregate market value of our voting stock held by non-affiliates was approximately $10,784,350 on December 29, 2008 based on the last reported sale price of our common stock on the NASDAQ Stock Market on that day.  As of September 30, 2009, 22,913,036 shares of the registrant’s common stock, $.01 par value per share, were issued and outstanding.

EXPLANATORY NOTE

This amendment to the registrant’s Annual Report on Form 10-K for the year ended June 27, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on October 1, 2009 (the “Original Filing”), is being filed solely to amend Part III of the Original Filing.

This amendment does not reflect events occurring after the filing of the Original Filing, and is not intended to modify or update the disclosures therein or the exhibits filed therewith in any way, except as set forth herein.

PART III

Item 10.         Directors and Executive Officers and Corporate Governance.

DIRECTORS

The following table sets forth the names, ages and positions held with Candela Corporation (the “Company”) of the current members of the Board of Directors (the “Board of Directors ”) of the Company.  The Board of Directors has nominated such Directors for reelection as Directors of the Company at the next annual meeting of the Company’s stockholders.  Each Director has indicated his or her willingness to serve if reelected.

Name	Age	Position
George A. Abe (2)(3)	48	Director
Ben Bailey III (1)(3)	60	Director
Nancy E. Nager (1)(2)(3)	58	Director
Gerard E. Puorro (4)	62	President, Chief Executive Officer and Director
Kenneth D. Roberts (1)(3)	76	Chairman of the Board of Directors
Douglas W. Scott (1)(2)(3)	63	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating Committee.

(4)	Member of the Option and SAR Committee.

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

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions held with the Company of the current executive officers of the Company.

Name	Age	Position
Jay D. Caplan	47	Chief Operating Officer
Dennis S. Herman	59	Senior Vice President, North American Sales
Dr. James C. Hsia	63	Chief Technical Officer
Paul R. Lucchese	43	Senior Vice President, General Counsel, and Secretary
Gerard E. Puorro	62	President, Chief Executive Officer, and Director
Robert E. Quinn	55	Senior Vice President, Finance & Administration, Chief Financial Officer, Corporate Controller, and Treasurer

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

Mr. Quinn was appointed Senior Vice President, Finance & Administration, and Chief Financial Officer in June 2009 and had served as our acting Chief Financial Officer since April 2007. From October 2003 until August 2008, Mr. Quinn was Corporate Controller and Treasurer of the Company.  Prior to joining the Company, Mr. Quinn was Corporate Controller of Ezenia! Inc., a provider of real-time collaboration, from December 1999 to June 2003, Vice President of Finance of Vantage Travel, a provider of travel and tourism services, from April 1999 to December 1999, a consultant to Gamma Graphix, a business specializing in color management, from

September 1998 to April 1999, Director of Finance of Genus, Inc., a semiconductor capital equipment manufacturer, from February 1996 to September 1998, Vice President and Chief Financial Officer of ACSYS, Inc., a provider of professional staffing solutions, from February 1994 to February 1996, and held the positions of Vice President, Corporate Controller and Manager of Accounting and Financial Systems at Atex Publishing Systems, a subsidiary of Kodak providing software to the publishing industry, from November 1986 to February 1994.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Directors, executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership with the SEC.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all such filings.  Based on its review of the copies of such filings, if any, and written representations from certain Reporting Persons received by it with respect to the fiscal year ended June 27, 2009, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended June 27, 2009.

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

Stockholders may communicate with the Board of Directors by sending proposals, recommendations for nomination and other communications (each a “Submission ”) to:

Candela Corporation

530 Boston Post Road

Wayland, Massachusetts  01778

Attention: Paul R. Lucchese, Secretary

Each Submission should bear a clear notation indicating that it is a “Stockholder – Director Communication.”

The Secretary of the Company will make copies of all such Submissions and circulate them to the Board of Directors or the appropriate committee thereof.  In order to avoid uncertainty as to the date on which a Submission was received by the Company, the Company suggests that proponents send Submissions by Certified Mail — Return Receipt Requested.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Company has a standing Audit Committee, of which Mr. Roberts, Mr. Bailey, Mr. Scott and Ms. Nager are members.

The Audit Committee reviews all financial functions of the Company, including matters relating to the appointment, compensation and activity of the Company’s independent registered public accounting firm.  The Audit Committee met seven times during the fiscal year ended June 27, 2009.  The Board of Directors has determined that Mr. Roberts and Mr. Bailey are audit committee financial experts and that all members of the Audit Committee are independent directors (as defined in NASDAQ Stock Market Rule 5605(a)(2)).  The Audit Committee operates under a written charter adopted by the Board of Directors and amended at a meeting of the Audit Committee on January 26, 2004.  The Company has posted the charter to the “Investor Relations” section of its website at www.candelalaser.com.

Item 11.         Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table summarizes cash and non-cash compensation information with respect to services rendered to the Company, in all capacities, during the fiscal year ended June 27, 2009 for (i) the individual who served as the Chief Executive Officer for the fiscal year ended June 27, 2009 and (ii) each of the two other most highly compensated executive officers who was serving in that capacity as of June 27, 2009.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option / SAR Awards ($) (2)	Non- Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Dennis S. Herman Senior Vice President,	2009	258,276	—	—	5,762	—	—	110,063	(4)	374,101
North American Sales	2008	232,213	—	—	155,695	—	—	97,327	(4)	485,235
Gerard E. Puorro President, Chief Executive	2009	516,133	—	—	12,050	—	—	8,531	(5)	536,714
Officer and Director	2008	499,200	—	—	454,225	—	—	14,487	(5)	967,912
Jay D. Caplan	2009	319,156	—	—	7,230	—	—	8,479	(6)	334,865
Chief Operating Officer	2008	182,070	—	—	109,536	—	—	9,429	(6)	301,035

(1)

Equity incentive plan compensation was granted under the Company’s 1998 Stock Plan or the Company’s 2008 Stock Plan. The amounts in this column are calculated based on FAS 123R and equal the financial statement compensation cost for restricted stock awards as reported in the Company’s consolidated statement of income for the fiscal years ended June 28, 2008 and June 27, 2009. Under FAS 123R, a pro-rata portion of the total expense at the time the restricted stock award is granted is recognized over the applicable service period generally corresponding with the vesting schedule of the grant.

(2)

Equity incentive plan compensation was granted under the Company’s 1998 Stock Plan or the Company’s 2008 Stock Plan. The amounts in this column are calculated based on FAS 123R and equal the financial statement compensation cost for stock options and SARs as reported in the Company’s consolidated statement of income for the fiscal years ended June 28, 2008 and June 27, 2009. Under FAS 123R, a pro-rata portion of the total expense at the time of grant is recognized over the applicable service period generally corresponding with the vesting schedule of the grant. The initial expense is based on the fair value of the stock options or SARs grants as estimated using the Black-Scholes option-pricing model. The assumptions used to arrive at the Black-Scholes value are disclosed in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

(3)	The amounts in this column consist of annual bonus amounts earned under the Company’s Executive Bonus Plan.

(4)

For fiscal 2009, consists of $103,927 in commissions, $3,073 in matching contributions by the Company pursuant to the Company’s 401(k) Plan and $3,063 for a Company provided automobile. For fiscal 2008, consists of $87,100 in commissions, $7,998 in matching contributions by the Company pursuant to the Company’s 401(k) Plan, and $2,229 for a Company provided automobile.

(5)

For fiscal 2009, consists of $2,564 in matching contributions by the Company pursuant to the Company’s 401(k) Plan and $5,967 for a Company provided automobile. For fiscal 2008, consists of $6,750 in matching contributions by the Company pursuant to the Company’s 401(k) Plan and $7,737 for a Company provided automobile.

(6)

For fiscal 2009, consists of $8,479 for a Company provided automobile. For fiscal 2008, consists of $5,346 in matching contributions by the Company pursuant to the Company’s 401(k) Plan and $4,083 for a Company provided automobile.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Employment Agreements and Arrangements and Potential Payments upon Termination or Change-in-Control

Executive Officers other than the Chief Executive Officer.  On November 26, 2007, the Company entered into Employment, Non-competition and Nondisclosure Agreements (the “Employment Agreements”) and Senior Officer Executive Retention Agreements (the “Retention Agreements”) with each of Jay D. Caplan and Dennis S. Herman.  The Employment Agreements and Retention Agreements were approved by the Compensation Committee on November 15, 2007.

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

Each Retention Agreement provides that the executive officer will be entitled to certain benefits in the event that (i) a change in control occurs between November 26, 2007 and December 31, 2009 (the “Term”) and (ii) the executive officer’s employment with the Company terminates under the conditions described below within 24 months following the date of the change in control.  The Term renews automatically on January 1, 2010, and each January 1 thereafter, for one year unless the Company provides written notice to the executive officer that the Term will not be extended at least 60 days prior to the end of the Term.

Under the existing terms of the Retention Agreements, if, within 24 months following a merger (which will include the proposed merger with Syneron), Candela or Candela’s successor in the merger terminates the executive officer’s employment without “cause” (as defined in the Retention Agreements) or the executive officer terminates his employment in connection with an “involuntary termination” (which includes (i) a material diminution in the executive officer’s authority, duties or responsibilities, (ii) a material diminution in the executive officer’s base compensation, (iii) a material diminution in the authority, duties or responsibilities of the supervisor to whom the executive officer is required to report, (iv) a change by more than 50 miles in the geographic location at which the executive officer must perform his duties, or (v) a material breach of the terms of the executive officer’s Retention Agreement), then:

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

The severance payments and benefits payable under the Retention Agreements exceed the severance payable to each executive officer under his existing Employment Agreement.  Accordingly, should a termination of employment (without cause or an involuntary termination) occur within 24 months of the closing of the proposed merger with Syneron, severance payments will be made under the Retention Agreements, and not the Employment Agreements.

Pursuant to the Retention Agreements, payments and benefits payable to the executive officers will be reduced to the extent necessary to avoid the application of the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, if such reduction would result in the executive officer receiving a higher net after-tax amount.

Chief Executive Officer.  On November 27, 2007, the Company entered into an Amended and Restated Employment Agreement (the “Puorro Employment Agreement”) and an Executive Retention Agreement (the “Puorro Retention Agreement”) with Gerard E. Puorro, the Company’s President and Chief Executive Officer.  The Puorro Employment Agreement and Puorro Retention Agreement were approved by the Compensation Committee on November 15, 2007.

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

The Puorro Retention Agreement provides that Mr. Puorro will be entitled to certain benefits in the event that (i) a change in control occurs between November 26, 2007 and December 31, 2009 (the “Term”) and (ii) Mr. Puorro’s employment with the Company terminates under the conditions described below within 24 months following the date of the change in control.  The Term renews automatically on January 1, 2010, and each January 1 thereafter, for one year unless the Company provides written notice to Mr. Puorro that the Term will not be extended at least 60 days prior to the end of the Term.

Under the existing terms of the Puorro Retention Agreement, if, within 24 months of a change in control (which will include the proposed merger with Syneron), Candela or Candela’s successor terminates Mr. Puorro’s employment without “cause” (as defined in the Puorro Retention Agreement) or Mr. Puorro elects to terminate his employment in connection with an “involuntary termination” (which includes (i) a material diminution in Mr. Puorro’s authority, duties or responsibilities, (ii) a material diminution in Mr. Puorro’s base compensation, (iii) a material diminution in the authority, duties or responsibilities of the supervisor to whom Mr. Puorro is required to report, including a requirement that Mr. Puorro report to a corporate officer or employee instead of Candela’s board of directors, (iv) a change by more than 50 miles in the geographic location at which Mr. Puorro must perform his duties, or (v) a material breach of the terms of the Puorro Retention Agreement), then:

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

The severance payments and benefits payable under the Puorro Retention Agreement exceed the severance payable under the Puorro Employment Agreement.  Accordingly, should a termination of Mr. Puorro’s employment (without cause or an involuntary termination) occur within 24 months of the closing of the proposed merger with Syneron, severance payments will be made under the Puorro Retention Agreement, and not the Puorro Employment Agreement.

Each of the executive officers is subject to nonsolicitation and noncompetition provisions for the period during which he or she receives severance payments.  Upon a change-in-control, options and SARs held by the executive officers and all other employees will fully vest.

The Company’s pending transaction with Syneron Medical Ltd. would be considered a change in control under the Retention Agreements and the Puorro Retention Agreement.

Pursuant to the Puorro Retention Agreement, payments and benefits payable to the executive officers will be reduced to the extent necessary to avoid the application of the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, if such reduction would result in Mr. Puorro receiving a higher net after-tax amount.

The following table sets forth the estimated incremental payments and benefits, beyond existing compensation and benefit entitlements described in this Annual Report on Form 10-K that are not contingent upon a termination or change in control, payable to each Named Executive Officer upon a change in control of the Company or termination of such Named Executive Officer’s employment, in each case assuming that the triggering event occurred on June 27, 2009.

	Change in Control		Termination		Resignation
Name	Without Termination	Termination Without Cause	With Cause	Without Cause	For Good Reason	Death, Disability, or Otherwise
Dennis S. Herman	—	$668,777	—	$272,018	$272,018	—
Gerard E. Puorro (1)	—	2,060,366	—	954,156	954,156	$954,156
Jay D. Caplan	—	823,166	—	330,276	330,276	—

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

Non-Equity Incentive Plan Awards

In fiscal 2009, all non-equity plan-based awards were granted under an Executive Bonus Plan (the “Executive Bonus Plan”) established by the Compensation Committee of the Company to provide participating executive officers with the opportunity to earn bonus compensation upon the achievement of certain performance objectives.  The Compensation Committee selects participants in the Executive Bonus Plan and establishes their performance objectives and target bonus compensation annually.

In fiscal 2009, each participant’s performance objectives were tied to the achievement of (i) target levels of consolidated pre-tax profits (“Target Profits”) and (ii) individual metrics.  The Compensation Committee established a Target Profits goal that it believed could be achieved only with significant operational success for the Company.  The individual metrics for the participants are primarily related to individual development goals or department specific goals, subject to discretionary adjustments that the Compensation Committee deems appropriate. The Compensation Committee established individual metrics for each participant that it believed could be achieved only with significant effort by the participant.  The Company does not pay any bonuses to participants unless the participant achieves a threshold level of 81% of Target Profits.  In fiscal 2009, the Company did not achieve this threshold and therefore none of its named executive officers earned any bonus compensation.

Equity Incentive Plan Awards

In fiscal 2009, equity plan-based awards were granted under either the Company’s 1998 Stock Plan or the Company’s 2008 Stock Plan.  In fiscal 2009, the Compensation Committee granted equity awards in the form of Common Stock-settled SARs to executive officers.  The exercise price per share of the Common Stock underlying each SAR is not less than the last reported sale price per share of the Common Stock on the NASDAQ Global Select Market on the date of grant.  Each SAR granted under the Company’s 1998 Stock Plan generally vests over four years in equal installments of 25% of the total number of shares of Common Stock underlying such SAR on each anniversary of the date of grant.  Each SAR granted under the Company’s 2008 Stock Plan generally vests over two years in equal installments of 50% of the total number of shares of Common Stock underlying such SAR on each anniversary of the date of grant  The Compensation Committee has the right to accelerate the date of exercise of any installment of such SAR.  In addition, upon certain acquisitions, such SAR shall become fully vested.  SARs may be exercised from time to time, in whole or in part, up to the total number of shares with respect to which the SAR is then exercisable.  Each SAR generally expires 10 years after the date of grant.  SARs are subject to early termination in certain circumstances.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the unexercised options and SARs for each Named Executive Officer outstanding as of June 27, 2009.  Other than as set forth below, no Named Executive Officer had any unvested stock or other equity incentive plan awards as of June 27, 2009.

Name	Number of Securities Underlying Unexercised Options / SARs (Exercisable) (#)	Number of Securities Underlying Unexercised Options / SARs (Unexercisable) (#)	Option / SAR Exercise Price ($)	Option / SAR Expiration Date
Dennis S. Herman	15,000	—	4.67	04/29/2013
	5,158	—	11.98	01/29/2014
	9,842	—	11.98	01/29/2014
	5,000	—	9.50	02/11/2015
	22,500	7,500	15.33	01/30/2016
	15,000	15,000	11.53	04/03/2017
	15,000	45,000	4.29	01/25/2018
	—	23,909	0.41	01/19/2019
Gerard E. Puorro	9,150	—	11.96	01/26/2014
	20,850	—	11.96	01/26/2014
	858	—	11.98	01/29/2014
	29,142	—	11.98	01/29/2014
	8	—	10.35	08/23/2014
	69,992	—	10.35	08/23/2014
	5,000	—	9.50	02/11/2015
	15,000	—	9.50	02/11/2015
	60,000	20,000	15.33	01/30/2016
	50,000	50,000	11.53	04/03/2017
	30,000	90,000	4.29	01/25/2018
	—	50,000	0.41	01/19/2019
Jay D. Caplan	25,000	75,000	6.26	11/26/2017
	—	30,000	0.41	01/19/2019

DIRECTOR COMPENSATION

The Compensation Committee regularly reviews the compensation for Directors who are not employees of the Company (“Non-Employee Directors”).  The following table summarizes cash and non-cash compensation information with respect to the compensation of Non-Employee Directors during the fiscal year ended June 27, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option / SAR Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
George A. Abe (2)	27,500	—	—	—	—	—	27,500
Ben Bailey III (3)	45,000	—	—	—	—	1,158	46,158
Nancy E. Nager (4)	32,000	—	—	—	—	756	32,756
Kenneth D. Roberts (5)	34,750	—	—	—	—	3,011	37,761
Douglas W. Scott (6)	33,875	—	—	—	—	1,013	34,888

(1)	Reflects amounts paid as premiums for long-term care insurance.

(2)	Mr. Abe had an aggregate of 130,000 option / SAR awards outstanding as of June 27, 2009. The grant date fair value of such awards, computed in accordance with FAS 123R, was $961,630.

(3)	Mr. Bailey had an aggregate of 70,000 option / SAR awards outstanding as of June 27, 2009. The grant date fair value of such awards, computed in accordance with FAS 123R, was $610,877.

(4)	Ms. Nager had an aggregate of 85,000 option / SAR awards outstanding as of June 27, 2009. The grant date fair value of such awards, computed in accordance with FAS 123R, was $710,247.

(5)	Mr. Roberts had an aggregate of 205,000 option / SAR awards outstanding as of June 27, 2009. The grant date fair value of such awards, computed in accordance with FAS 123R, was $1,119,479.

(6)	Mr. Scott had an aggregate of 130,000 option / SAR awards outstanding as of June 27, 2009. The grant date fair value of such awards, computed in accordance with FAS 123R, was $961,507.

During the fiscal year ended June 27, 2009, Non-Employee Directors received (i) an annual retainer of $15,000; (ii) an additional annual retainer of $3,750 for the Chair of the Board of Directors; (iii) an additional annual retainer of $3,750 for the Chair of the Audit Committee (unless such person is also Chair of the Board of Directors); (iv) an additional annual retainer of $1,875 for the Chair of the Compensation Committee; (v) a fee of $1,500 per meeting of the Board of Directors that such Non-Employee Director attends in person; (vi) a fee of $1,000 per meeting of the Board of Directors that such Non-Employee Director attends by telephone; (vii) a fee of $1,000 per committee meeting, that takes place on a day other than a day on which there is a regularly scheduled meeting of the Board of Directors, and that such Non-Employee Director attends in person; and (viii) a fee of $500 per committee meeting, that takes place on a day other than a day on which there is a regularly scheduled meeting of the Board of Directors, and that such Non-Employee Director attends by telephone.  In addition, commencing September 1, 2006 and ending with the final payment made December 30, 2008, Mr. Bailey received a retainer of $3,000 per month relating to his liaising with management on behalf of the Board of Directors relating to certain litigation matters.

Directors who are employees of the Company receive no additional compensation for their service as a Director.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of Candela’s common stock as of September 30, 2009, by:

•	each person known to Candela to be the beneficial owner of more than 5% of its common stock;

•	each director, or nominee for director, of Candela;

•	each named executive officer of Candela; and

•	all directors, nominees for director and executive officers of Candela as a group.

Except as otherwise indicated in the footnotes to the table, to Candela’s knowledge, the beneficial owners listed in the table below have sole voting and sole investment power (subject to community property laws where applicable) as to all shares beneficially owned by them.  The address of each of Candela’s directors and executive officers is c/o Candela Corporation, 530 Boston Post Road, Wayland, Massachusetts 01778.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Common Stock	Options(1)	Stock Appreciation Rights(1)	Total	Percent of Class(2)
Frank Russell Company(3) 909 A. Street Tacoma, Washington 98402	1,664,716	0	0	1,664,716	7.3%
JPMorgan Chase & Co.(4) 270 Park Avenue New York, New York 10017	1,149,239	0	0	1,149,239	5.0%
Gerard E. Puorro(5)	242,000	150,000	140,000	532,000	2.3%
George A. Abe	0	60,000	50,000	110,000	*
Ben Bailey III(6)	1,000	0	50,000	51,000	*
Nancy E. Nager	2,000	15,000	50,000	67,000	*
Kenneth D. Roberts	77,400	105,000	50,000	232,400	1.0%
Douglas W. Scott(7)	7,500	60,000	50,000	117,500	*
Dennis S. Herman	102,312	35,000	52,500	189,812	*
Jay D. Caplan(8)	100,000	0	50,000	150,000	*
All Directors, Nominees and Executive Officers as a Group (11 persons)(9)	714,212	530,000	615,000	1,859,212	7.7%

*	Represents less than 1% of Candela’s outstanding common stock.

(1)

Pursuant to the rules of the SEC, the number of shares of Candela’s common stock deemed beneficially owned includes, for each person or group referred to in the table, shares issuable pursuant to options and shares underlying stock appreciation rights held by the respective person or group that are currently exercisable or will become exercisable within 60 days of September 30, 2009, the most recent practicable date for this proxy statement/prospectus.

(2)	Applicable percentage of ownership is based upon 22,913,036 shares of Candela’s common stock outstanding as of September 30, 2009.

(3)

Information obtained from the Schedule 13G filed by Frank Russell Company with the SEC on February 17, 2009. Frank Russell Company is the beneficial owner of 1,664,716 shares of Candela’s common stock, of which it has sole voting power and shared dispositive power as to all of such shares, and shared voting power and sole dispositive power as to none of such shares. Certain indirect clients that are advised by Frank Russell Company have the right to receive and the ultimate power to direct the receipt of dividends from, or the proceeds of the sale of such securities.

(4)

Information obtained from the Schedule 13G/A filed by JPMorgan Chase & Co. on behalf of itself, J.P. Morgan Securities Inc., JPMorgan Chase Funding Inc. (f/k/a J.P. Morgan Ventures Corporation) and The Bear Stearns Companies LLC with the SEC on November 10, 2008. JPMorgan Chase & Co. is the beneficial owner of 1,149,239 shares of Candela’s common stock, of which it has sole voting power and sole dispositive power as to all of such shares, and shared voting power and shared dispositive power as to none of such shares.

(5)	The 242,000 shares of Candela common stock beneficially owned by Mr. Puorro are owned jointly with his spouse, with whom Mr. Puorro shares voting and investment power over such shares.

(6)

Does not include 300,000 shares of Candela common stock owned by Massachusetts Capital Resource Company, where Mr. Bailey serves as Vice President, as to which Mr. Bailey disclaims beneficial ownership.

(7)	Includes 3,750 shares owned by Mr. Scott’s spouse, as to which Mr. Scott has shared voting and shared dispositive power.

(8)	The 100,000 shares of Candela common stock beneficially owned by Mr. Caplan are owned jointly with his spouse, with whom Mr. Caplan shares voting and investment power over such shares.

(9)	See Notes 5, 6, 7 and 8.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth a summary of the equity compensation plans offered by Candela as of June 27, 2009:

	As of June 27, 2009
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1) (2)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (3)
Equity compensation plans approved by security holders (4)	1,480,566	4.66	962,582
Equity Compensation plans not approved by security holders	—	—	—
Total	1,480,566	4.66	962,582

(1)	Represents the number of shares of Candela common stock that would have been issued if all outstanding Candela options, warrants, and rights had been exercised on June 27, 2009.

As of June 27, 2009, there were 5,060,623 shares of Candela common stock underlying all outstanding options, warrants, and rights. This consisted of (i) 983,487 shares of Candela common stock underlying outstanding options and (ii) 4,077,136 shares of Candela common stock underlying outstanding stock appreciation rights. If all such Candela options had been exercised on June 27, 2009, then 983,487 shares of Candela common stock would have been issued. If all such Candela stock appreciation rights had been exercised on June 27, 2009, then an additional 497,079 shares of Candela common stock would have been issued. In calculating the number of shares of Candela common stock issuable upon the exercise of outstanding stock appreciation rights, Candela used the fair market value of its common stock as reported on the NASDAQ Global Select Market on June 26, 2009 ($0.87 per share), the last trading date prior to Candela’s fiscal year end.

(2)

Does not include purchase rights accruing under Candela’s 1990 Employee Stock Purchase Plan, as amended, because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)

Of the 962,582 shares of Candela common stock available for future issuance under Candela’s equity compensation plans, 602,710 shares remain available for issuance under the terms of Candela’s 1990 Employee Stock Purchase Plan, as amended.

(4)

The equity compensation plans approved by security holders are the 1998 Stock Plan, which expired pursuant to its terms on September 18, 2008, the 2008 Stock Plan, which was adopted by Candela’s board of directors on October 27, 2008 and approved by Candela’s stockholders on December 12, 2008 and the 1990 Employee Stock Purchase Plan, which was initially adopted by Candela’s board of directors on May 10, 1990 and approved by Candela’s stockholders on November 13, 1990.

Item 13.                 Certain Relationships and Related Transactions and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2009, the Company did not engage in any transaction that would require disclosure under Item 404(a) of Regulation S-K.

The Company maintains policies and procedures for the review, approval, or ratification of transactions in which (i) the Company was or is to be a participant and the amount involved exceeds $120,000 and (ii) any related person (as such term is defined in Item 404(a) of Regulation S-K) had or will have a direct or indirect material interest (a “Related Person Transaction ”).

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

DIRECTOR INDEPENDENCE

The Board of Directors has determined that a majority of members of the Board of Directors are independent directors (as defined in NASDAQ Stock Market Rule 5605(a)(2)) and that Mr. Roberts, Mr. Abe, Mr. Bailey, Ms. Nager and Mr. Scott are independent directors.

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

Audit Fees.  The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company’s annual financial statements for fiscal 2009, for the reviews of the financial statements included in the Company’s Forms 10-Q for fiscal 2009 and for the independent audit of the Company’s internal control over financial reporting required under the Sarbanes-Oxley Act of 2002 for fiscal 2009 were $392,098.  The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company’s annual financial statements for fiscal 2008, for the reviews of the financial statements included in the Company’s Forms 10-Q for fiscal 2008 and for the independent audit of the Company’s internal control over financial reporting required under the Sarbanes-Oxley Act of 2002 for fiscal 2008 were $781,490.

Audit-Related Fees.  There were no fees billed by BDO Seidman, LLP for assurance and related services that were reasonably related to the performance of the audit of the Company’s annual financial statements for fiscal 2009 and 2008 or reviews of the financial statements included in the Company’s Forms 10-Q for fiscal 2009 and 2008.

Tax Fees.  There were no fees billed by BDO Seidman, LLP for professional services rendered for tax compliance, tax advice and tax planning for fiscal 2009 and 2008.

All Other Fees.  There were no fees billed by BDO Seidman, LLP for products and services provided other than those described above for fiscal 2009 and 2008.

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

Item 15.                 Exhibits, Financial Statement Schedules.

(a)           Documents Filed as Part of this Annual Report on Form 10-K/A

(1)       Consolidated Financial Statements:

Previously Filed

(2)       Consolidated Financial Statement Schedules:

Previously Filed

(3)                    Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K/A.:

Exhibit	Footnote	Description

31.1*		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*		Section 1350 Certification of Chief Executive Officer

32.2*		Section 1350 Certification of Chief Financial Officer

*                      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2009.

CANDELA CORPORATION

By:	/s/ Gerard E. Puorro
Name:	Gerard E. Puorro
Title:	President, Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit	Footnote	Description

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1		Section 1350 Certification of Chief Executive Officer

32.2		Section 1350 Certification of Chief Financial Officer