Form 10-Q
period 2009-09-26
CANDELA CORP /DE/
filed 2009-11-10
CIK 793279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☐        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2009

OR

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act)  Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2009
Common Stock, $.01 par value per share	22,922,543

CANDELA CORPORATION

Part I.  Financial Information

Item 1 - Financial Statements

CANDELA CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per-share data)

	September 26,	June 27,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$22,119	$24,694
Restricted cash	1,013	1,013
Marketable securities	2,510	3,100
Accounts receivable, net of allowance for doubtful accounts of $3,223 and $2,828 at September 26 and June 27, respectively	30,920	31,936
Inventories, net	26,563	27,572
Other current assets	10,485	9,097

Total current assets	93,610	97,412
Property and equipment, net	3,362	3,469
Deferred tax assets	22,071	20,565
Acquired Intangible assets, net	174	174
Other assets	1,520	1,550

Total assets	$120,737	$123,170

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,074	$11,887
Accrued payroll and related expenses	5,436	4,947
Accrued warranty costs, current	4,221	4,953
Other accrued liabilities	8,145	6,476
Deferred revenue, current	11,692	11,863
Current liabilities of discontinued operations	812	865

Total current liabilities	40,380	40,991
Accrued warranty costs, long-term	424	524
Deferred revenue, long-term	4,416	4,211

Total liabilities	45,220	45,726

Stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 26,200,000 and 26,175,000 issued at September 26 and June 27, respectively	262	262
Treasury stock, 3,450,000 common shares at September 26 and June 27, respectively, at cost	(24,855)	(24,855)
Additional paid-in capital	76,601	76,111
Accumulated earnings	19,679	23,306
Accumulated other comprehensive income	3,830	2,620

Total stockholders’ equity	75,517	77,444

Total liabilities and stockholders’ equity	$120,737	$123,170

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per-share data)

	For the three months ended:
	September 26, 2009	September 27, 2008
	(Unaudited)
Revenue
Lasers and other products	$15,618	$17,102
Product-related service	10,606	9,563

Total revenue	26,224	26,665
Cost of sales
Lasers and other products	9,870	8,617
Product-related service	7,306	7,576

Total cost of sales	17,176	16,193

Gross profit	9,048	10,472
Operating expenses:
Selling, general and administrative	12,123	14,673
Research and development	1,789	2,330

Total operating expenses	13,912	17,003

Loss from operations	(4,864)	(6,531)

Other income (expense):
Interest income	82	243
Other income (expense), net	138	(317)

Total other income (expense)	220	(74)

Loss from continuing operations before income taxes	(4,644)	(6,605)

Benefit from income taxes	(1,060)	(3,086)

Loss from continuing operations	(3,584)	(3,519)

Loss from discontinued operations, net of income taxes	(43)	(490)

Net Loss	$(3,627)	$(4,009)

Net loss per share of common stock:

Basic and diluted
Loss from continuing operations	$(0.16)	$(0.16)
Loss from discontinued operations	—	(0.02)

Net loss	$(0.16)	$(0.18)

Weighted average shares outstanding:
Basic and diluted	22,742	22,697

Net loss	$(3,627)	$(4,009)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,210	(1,258)

Comprehensive loss	$(2,417)	$(5,267)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CANDELA CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended:
	September 26, 2009	September 27, 2008
Cash flows from operating activities:
Net loss	$(3,627)	$(4,009)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash items reported in discontinued operations	(13)	—
Share-based compensation expense	477	893
Depreciation and amortization	239	765
Provision for bad debts	372	604
Other non-cash items	143	(71)
Changes in operating assets and liabilities
Accounts receivable	3,170	8,569
Inventories	1,560	(1,961)
Other current assets	(1,232)	262
Other assets	(22)	1
Accounts payable	(5,159)	(1,801)
Accrued payroll and related expenses	316	(205)
Deferred revenue	50	(2,689)
Accrued warranty costs	(1,308)	508
Income taxes payable and deferred	1,452	(3,230)
Other accrued liabilities	2,035	(1,244)
Restricted cash	—	28

Net cash used by operating activities	(1,547)	(3,580)

Cash flows from investing activities:
Purchases of property and equipment	(436)	(620)
Maturities of held-to-maturity marketable securities	664	3,484

Net cash provided by investing activities	228	2,864

Cash flows from financing activities:
Proceeds from the issuance of common stock	14	55

Net cash provided by financing activities	14	55

Effect of exchange rates on cash and cash equivalents	(1,270)	(1,632)

Net decrease in cash and cash equivalents	(2,575)	(2,293)

Cash and cash equivalents at beginning of period	24,694	21,030

Cash and cash equivalents at end of period	$22,119	$18,737

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

The results for the three-month period ended September 26, 2009 are not necessarily indicative of results to be expected for the remainder of the fiscal year. The information contained in the interim financial statements should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Candela Corporation 2009 Form 10-K filed on October 1, 2009 with the Securities and Exchange Commission (“SEC”).

Basis of Consolidation

The financial statements include the accounts of Candela Corporation and its subsidiaries. Inter-company transactions and balances have been eliminated. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

Significant Accounting Policies

There have been no changes in our significant accounting policies for the three months ended September 26, 2009 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

Merger Costs

We incurred approximately $2.3 million in direct costs during the three-month period ended September 26, 2009 in connection with our pending merger with Syneron Medical, Ltd. In accordance with ASC 805, Business Combinations, which specifies that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, we have included these costs as part of operating expenses in our accompanying unaudited condensed consolidated statement of operations and comprehensive income (loss).

Subsequent Events

Management has reviewed and evaluated material subsequent events from the balance sheet date of September 26, 2009 through the financial statements issue date of November 10, 2009. All appropriate subsequent event disclosures, if any, have been made in these Notes to Condensed Consolidated Financial Statements.

2.      Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168, which is incorporated in Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles, identifies the ASC as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. We adopted SFAS No. 168 in Q1 2010 and include references to the ASC within our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for us beginning in Q1 2011. Earlier application is permitted. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements.

3.      Fair Value Measurements

We measure assets and liabilities at fair value based upon exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. To increase the comparability of fair-value measures, the following hierarchical levels of inputs to valuation methodologies are used:

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

The following table summarizes our assets measured and recorded at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of September 26, 2009
	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,540	$—	$—	$5,540
Short-term investments	2,510	—	—	2,510

	$8,050	$—	$—	$8,050

	As of June 27, 2009
	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,214	$—	$—	$6,214
Short-term investments	1,686	—	—	1,686

	$7,900	$—	$—	$7,900

4.                   Discontinued Operations

A summary of the operating results of the discontinued operations are as follows:

	For the three months ended:
	September 26,	September 27,
(in thousands)	2009	2008
Revenue	$—	$208

Loss from discontinued operations	(68)	(633)
Benefit from Income tax from discontinued operations	(25)	(143)

Loss from discontinued operations, net	$(43)	$(490)

During the three-month period ended September 26, 2009 we incurred ongoing operating expenses, and made required adjustments to income taxes in the ordinary course of business.

5.                   Equity Incentive Plans

As of September 26, 2009, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested stock options and Stock Appreciation Rights (“SARs”) granted under the

Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 0.9 years.

The amount of cash received from the exercise of stock options for the three-month period ended September 26, 2009 and September 27, 2008, respectively, was de minimus.

None of the options or SARs outstanding at September 26, 2009 or September 27, 2008 had cash-settlement features.

1990 Candela Corporation Employee Stock Purchase Plan

The 1990 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the sale of up to 1.5 million shares of common stock to eligible employees. The shares are issued at 85% of the average high/low market price on the last day of semi-annual periods rounded up to the nearest penny. Substantially all full-time employees are eligible to participate in the Purchase Plan. At September 26, 2009 there were approximately 587,000 shares available for sale. Compensation expense for the purchase plan is recognized over the vesting period.

1998 Candela Corporation Amended and Restated Stock Plan

There were no stock-based SARs granted during the three-month period ended September 26, 2009 as the 1998 Stock Plan expired pursuant to its term on September 18, 2008.

There were approximately 4.1 million outstanding options/SARs at September 26, 2009 with a weighted-average exercise price of $8.25 per share, an aggregate intrinsic value of $0.2 million, and a weighted-average remaining contractual term of 7.01 years.

Of the total 4.1 million outstanding options/SARs, there were approximately 2.9 million of exercisable options/SARs at September 26, 2009 with a weighted-average exercise price of $8.73 per share, an aggregate intrinsic value of $0.2 million, and a weighted-average remaining contractual term of 6.58 years.

The total intrinsic value of SARs exercised during the three-month period ended September 26, 2009 was approximately $14,000.

2008 Candela Corporation Stock Plan

There were approximately 0.3 million stock-based SARs granted under this Plan during the three-month period ended September 26, 2009. The SARs granted to employees become exercisable ratably over one to two years. No SARs were granted to directors during the three-month period ended September 26, 2009.

There were approximately 1.3 million outstanding SARs under this Plan at September 26, 2009 with a weighted-average exercise price of $0.68 per share, an aggregate intrinsic value of $3.2 million, and a weighted-average remaining contractual term of 9.46 years.

The total intrinsic value of SARs exercised during the three-month period ended September 26, 2009 was approximately $25,000.

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

	For the three months ended:
	September 26,	September 27,
(in thousands, except per share data)	2009	2008
Shares used in the calculation of Basic earnings per share	22,742	22,697
Effect of dilutive securities:
Stock options/SAR’s	—	—

Diluted shares used in the calculation of earnings per share	22,742	22,697

During the three-month period ended September 26, 2009 and September 27, 2008, respectively, potential common shares consisting of all shares issuable upon exercise of stock options/SARs have been excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

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

See Note 3 for related disclosures relative to fair value measurements.

Marketable securities consist of the following:

	September 26, 2009			June 27, 2009
(in thousands)	Net Carrying Amount	Fair Value	Unrealized loss	Net Carrying Amount	Fair Value	Unrealized loss
Short-term (Held-to-maturity):
Certificates of deposit	$2,510	$2,514	$4	$3,100	$3,108	$8

Total marketable securities, short-term	$2,510	$2,514	$4	$3,100	$3,108	$8

All held-to-maturity investments at September 26, 2009 reach maturity during the fiscal year ended 2010.

8.                   Inventories

Inventories consist of the following:

	September 26,	June 27,
(in thousands)	2009	2009
Raw materials	$9,095	$9,166
Work in process	383	381
Finished goods	17,085	18,025

	$26,563	$27,572

9.      Property and Equipment

Property and equipment consists of the following:

	September 26,	June 27,
(in thousands)	2009	2009
Leasehold improvements	$315	$388
Office furniture	377	409
Computers, software, and other equipment	7,740	7,467

	$8,432	$8,264
Less: accumulated depreciation	(5,070)	(4,795)

Property and equipment, net	$3,362	$3,469

Depreciation expense was approximately $0.2 million and $0.3 million for the three-month periods ended September 26, 2009 and September 27, 2008, respectively.

10.          Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets consist of the following:

(in thousands)	September 26, 2009	June 27, 2009
Intangible assets with finite lives:
Patents	$174	$174

Intangible assets with finite lives, net	$174	$174

There was no amortization expense for the three-month period ended September 26, 2009 as the amortizable assets were previously fully impaired. Amortization expense was approximately $0.4 million for the three-month period ended September 27, 2008.

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

We had no derivatives that qualified for hedge accounting during the three-month period ended September 26, 2009.

We did not enter into any other derivative or hedge contracts for any other risks during the three-month period ended September 26, 2009.

The Company had no foreign currency contracts outstanding at September 26, 2009.

12.    Warranty Reserve

The Company’s products generally carry a standard warranty. The Company maintains a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account during the three-month periods ended September 26, 2009 and September 27, 2008, respectively:

	For the three months ended:
	September 26,	September 27,
(in thousands)	2009	2008
Beginning balance	$5,477	$6,098
Incremental accruals on current sales	1,232	1,964
Amortization of prior-period accruals	(2,064)	(1,649)

Ending balance	$4,645	$6,413

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

The following table reflects changes in the Company’s deferred revenue account during the three-month periods ended September 26, 2009 and September 27, 2008, respectively:

	For the three months ended:
	September 26,	September 27,
(in thousands)	2009	2008
Beginning balance	$16,074	$18,136
Deferral of new sales	3,586	3,937
Recognition of previously deferred revenue	(3,552)	(6,908)

Ending balance	$16,108	$15,165

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

The Company’s agreement with the Regents called for an annual license fee of $0.3 million and a minimum annual royalty obligation of $1 million or 3%, whichever is greater. The multi-year annual fee of $0.3 million was paid to the Regents in a lump sum of $3.0 million and is being amortized over the remaining life of the patent agreement, which as of September 26, 2009 was approximately six years. The royalty and the amortization of the annual license fee payment are reflected in the Company’s consolidated statement of income. The unamortized portion of the license fee payment is reflected in other current assets and in other assets at September 26, 2009 and June 28, 2009, respectively.

At September 26, 2009, approximately $0.5 million is included in other current assets and approximately $1.4 million is included in other assets.

15.    Income Taxes

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

In connection with the preparation of the financial statements, the Company performed an analysis to ascertain if it was more likely than not that it would be able to utilize its net deferred tax assets of approximately $24.7 million.

As part of that analysis, management considered the following as positive evidence outweighing the negative evidence of the recent pre-tax book losses:

•                  The net temporary differences resulting in the deferred tax assets and in the deferred tax liabilities are expected to reverse in similar time periods.

•                  The Company has a consistent taxpaying history.

•                  The non-recurring nature of significant items contributing to the year-to-date, in addition to the prior year, loss fro operations/

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

•                  Palomar asserts that it is the exclusive licensee from The General Hospital Corporation (“Mass. General”) of U.S. Patent No. 5,735,844 (the “‘844 Patent”) and U.S. Patent No. 5,595,568, which is related to the ‘844 Patent (the “‘568 Patent”).  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of the ‘844 Patent. Palomar seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. In November 2006, the Company answered the complaint by denying Palomar’s allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that the ‘568 Patent is either invalid, or products manufactured by the Company do not infringe the ‘568 Patent, or both. In November 2006, Palomar filed an answer denying the Company’s counterclaim. In February 2007, Palomar moved to amend its Complaint to add The General

Hospital Corporation as a party, to add a claim for infringement by Candela of the ‘568 Patent, and to allege that additional Candela products infringe the ‘844 Patent. Palomar’s motion to amend its Complaint was granted in August 2007. In February 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company’s motion to amend its Answer and Counterclaims was granted in March 2007. Palomar filed a general denial response to Candela’s Amended Answer and Counterclaim in March 2007. In August 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definitions of the disputed claim terms of a patent. On October 31, 2008, the Company requested a stay of the case with the Court, which was granted on November 17, 2008.  The Company did so based upon a third party’s re-examination request that was granted by the United States Patent and Trademark Office on August 29, 2008. The re-examination is with respect to both the ‘568 and ‘844 Patents, including many of the Claims at issue in this case.  In November 2008, the Court stayed the case until the United States Patent and Trademark Office rules on the re-examination.  On December 9, 2008, Candela filed requests for re-examination of the ‘568 and ‘844 Patents with the United States Patent & Trademark Office asserting that all claims currently in dispute with Palomar be held invalid.  On January 7, 2009, the United States Patent and Trademark Office granted the Company’s re-examination request of the ‘844 Patent and the ‘568 Patent. The United States Patent and Trademark Office stated that there are substantial new questions of patentability for all claims asserted against the Company by Palomar.  On June 5, 2009, the PTO issued an office action confirming as patentable the majority of the claims of the ‘844 patent in re-examination as patentable.  On June 19, 2009, Palomar moved to lift the stay based on responses by the PTO in the ‘844 re-examination proceeding, which the Company opposed on July 13, 2009. In July 2009, the PTO issued a notice of intent to issue a re-examination certificate for the ‘844 patent. In August 2009, the PTO issued a notice of intent to issue a re-examination certificate for the ‘568 patent, confirming the patentability of the claims in re-examination.  The Court has yet to rule on the motion to lift the stay.

•                  On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395 (the “395 Patent”), and 6,743,222 (the “‘222 Patent”). The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys’ fees and an injunction against Palomar to prevent Palomar’s continuing infringement. The Company served its complaint on Palomar in August 2006. In October 2006, the Company amended the Company’s suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October 2006, Palomar answered the Company’s amended complaint by denying the Company’s allegations and asserting an affirmative defense of inequitable conduct with respect to the ‘395 Patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the ‘395 Patent and ‘222 Patent or that such patents are invalid. In November 2006, the Company answered the counterclaim by denying Palomar’s allegations. In February 2008, Palomar filed a request for re-examination of the Company’s ‘222 Patent with the United States Patent and Trademark Office (“PTO”). In March 2008, the PTO granted re-examination. In June 2008, the Court stayed the case until the PTO rules on the re-examination.  To avoid the necessity of repeated status conferences, the Company requested administrative closure of the case on November 26, 2008, subject to reopening when the ‘222 Patent emerged from re-examination.  The Court granted this request on December 1, 2008.

•                  While the Company intends to vigorously contest Palomar’s allegations, and to pursue its own claims against Palomar, each lawsuit is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome in Palomar’s suit against the Company would materially hurt the Company’s business, financial condition, results of operations and cash flows.

After the announcement of Candela’s proposed merger with Syneron, on September 24, 2009 and October 30, 2009, two putative class action lawsuits, captioned Claude Colp v. Gerard Puorro, et al., No. 09-4092 and Chelsea Colombo v. Candela Corporation, et al., No. 09-4666, were filed in the Suffolk County Business Litigation Session of the Massachusetts Superior Court against Candela and the members of Candela’s board of directors. On November 5, 2009, an amended complaint was filed in the Colp action (the “Amended Complaint”). The plaintiffs in the two actions purport to sue on behalf of a class of Candela stockholders, and allege that members of Candela’s board of directors breached fiduciary duties owed to Candela stockholders through, among other things, the failure to maximize shareholder value, the use of an unfair or flawed process in connection with the proposed merger between Candela and Syneron, and the omission of material information and/or the provision of materially misleading information concerning the merger. The complaints further allege that Candela, with others, aided and abetted the purported breaches of fiduciary duties. One or both of the complaints seek, among other relief: rescission of the merger agreement; an injunction against the merger; rescission of the transaction (or damages) if consummated; an order requiring disclosure of all material information relating to the proposed merger; as well as an award of all costs and disbursements of the actions, including reasonable attorneys’ fees and expenses. Plaintiffs, Candela and the named individual defendants have requested that the Court consolidate the two actions. If consolidation is ordered, the Amended Complaint is expected to be the operative complaint for the consolidated action. Candela denies the allegations in the complaints and intends to defend these lawsuits vigorously.

On February 19, 2008, Cardiofocus, Inc. (“Cardiofocus”) filed suit against the Company and eight other companies in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patents 6,457,780, 6,159,203 and 5,843,073. Cardiofocus seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. On April 21, 2008, the Company answered Cardiofocus’ complaint and asserted a variety of counterclaims against Cardiofocus. The Company intends to vigorously defend against the lawsuit. Based upon Candela’s request, on July 23, 2008, the United States Patent & Trademark Office (“PTO”) agreed to re-examine the validity of the Cardiofocus patents. On October 14, 2008, the Court agreed to stay this matter for a minimum of one year, up to a maximum of two years, but no later than the PTO’s decision with respect to the re-examination proceedings.

While the Company believes that the likelihood of loss in each of the disclosed proceedings is reasonably possible, the possibility of loss or range of loss for each matter is not estimable, except with regard to Palomar. In accordance with ASC Topic 450, Contingencies, as of November 10, 2009, the Company estimated the range of the loss contingency associated with the Palomar litigation claims to be in the range of $0 to $46 million. As the Company has assessed that contingent losses related to these proceedings are only reasonably possible, pursuant to ASC Topic 450, an accrual has not been recorded for any of these loss contingencies.

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

Candela Corporation

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Candela has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Candela’s Annual Report on Form 10-K for the year ended June 27, 2009 which was filed with the SEC on October 1, 2009 (SEC File No. 000-14742) (the “Annual Report”) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Candela’s actual results to differ materially from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking statements in this Form 10-Q are made as of the date of this filing only and Candela does not undertake to update or supplement these statements due to changes in circumstances or otherwise, except as required by law.

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

Proposed Merger with Syneron

On September 8, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Syneron Medical Ltd. (“Syneron”), pursuant to which Candela and Syneron will combine their businesses through a merger of Candela and a newly formed, wholly owned subsidiary of Syneron. Existing stockholders of Candela will exchange each of their shares of Candela common stock for 0.2911 ordinary shares of Syneron (the “Merger”).  Our board of directors and the board of directors of Syneron have each approved the Merger.

The completion of the Merger is subject to various closing conditions, including adoption and approval of the Merger Agreement by Candela’s stockholders and receipt of certain regulatory and antitrust approvals. The Merger is intended to qualify as a reorganization for federal income tax purposes.

The Merger Agreement contains certain termination rights both for us and for Syneron. If the Merger Agreement is terminated under circumstances specified in the Merger Agreement due to action by us, we will be required to pay Syneron a termination fee of $2.6 million.

Satisfaction of the closing conditions for the Merger could take several months or longer. There can be no assurance that the conditions to completion of the Merger will be met, or that the Merger will be completed. If the Merger is not consummated on or before June 1, 2010, either party may terminate the Merger Agreement.

In connection with the Merger, Syneron filed with the SEC a registration statement on Form F-4, which, once effective, will include a proxy statement of Candela and a prospectus of Syneron and other relevant materials in connection with the proposed Merger. Candela will file the same proxy statement/prospectus with the SEC as well as mail it to Candela stockholders. Investors and security holders are urged to read the Form F-4, the proxy statement/prospectus and the other relevant material when they become available because these materials will contain important information about Candela, Syneron and the Merger. Candela and Syneron and their respective executive officers and directors may be deemed to be participants in the solicitation of proxies from the security holders of Candela in connection with the Merger.

Mr. Louis P. Scafuri, currently chief executive officer of Syneron, will remain chief executive officer of the combined company and Mr. Gerard E. Puorro, currently chief executive officer of Candela, will join Syneron’s Board of Directors. Investors and security holders may obtain additional information regarding the direct and indirect interests of Candela and Syneron and their respective executive officers and directors in the Merger by reading the proxy statement/prospectus and the other filings and documents referred to above.

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

A discussion of our critical accounting policies and the related estimates and judgments affecting the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for fiscal year 2009. Information with respect to changes in our Critical Accounting Policies during the three-month period ended September 26, 2009 may be found in Note 1 of the Notes to Condensed Consolidated Financial Statements (unaudited) in this Form 10-Q, which information is incorporated herein by reference.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates during the three months ended September 26, 2009 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 2 of Notes to Condensed Consolidated Financial Statements (unaudited) in this Form 10-Q, which information is incorporated herein by reference.

Results of Operations

Revenue

Revenue source by geographic region is reflected in the following table:

	For the three months ended:
	September 26,		September 27,
(in thousands)	2009		2008		Increase (Decrease)
U.S.	$9,122	35%	$8,868	33%	$254	3%
All other countries	17,102	65%	17,797	67%	(695)	-4%

Total worldwide revenue	$26,224	100%	$26,665	100%	$(441)	-2%

Consolidated revenue was $26.2 million for the three-month period ended September 26, 2009, as compared to $26.7 million for the same period ended September 27, 2008. The decrease in quarterly revenue of approximately $0.4 million is comprised of decreased revenue from Europe and Latin America of approximately $1.9 million offset by increased revenue from in the U.S., Japan and Asia of approximately $1.5 million. This quarter international revenue represents approximately 65% of the total revenue as compared to 67% in the comparable prior-year period.

Revenue source by type is reflected in the following table:

	For the three months ended:
	September 26,		September 27,
(in thousands)	2009		2008		Increase (Decrease)
Lasers and other products	$15,618	60%	$17,102	64%	$(1,484)	-9%
Product-related services	10,606	40%	9,563	36%	1,043	11%

Total revenue	$26,224	100%	$26,665	100%	$(441)	-2%

Revenue from lasers and other products decreased for the three-month period ended September 26, 2009, as compared to the same period ended September 27, 2008. On a comparative basis unit sales from legacy products were flat. The shortfall in revenue was primarily driven by degradation in average selling prices (ASP) of our legacy products offset by revenues realized due to the introduction of new products.

Revenues from product-related services increased approximately $1.0 million, or 11%, in the three-month period ended September 26, 2009 as compared to the same period ended September 27, 2008. The increase is primarily related to increased revenues attributable to the increased sale of service contracts, due to a greater install base, during the period ended September 26, 2009 as compared to the same period in the prior fiscal year.

Gross Profit.  Gross profit was approximately $9.0 million or 34.5% for the three-month period ended September 26, 2009, as compared to $10.5 million or 39.3% for the same period ended September 27, 2008. The decrease in gross profit for the three-month period ended September 26, 2009, as compared to the same period in the previous fiscal year, is primarily due to decreased average selling prices and a greater proportion of revenues being derived from the sale of product-related services in the current period which carry a lower margin than sales of lasers.

Selling, General and Administrative Expense.   Selling, general and administrative (SG&A) expenses, including merger-related costs of $2.3 million, were approximately $10.8 million for the three-month period ended September 26, 2009, as compared to $12.1 million for the three-month period ending September 27, 2008. As a percentage of revenue, SG&A expenses decreased to 46.2% from 55.0% of revenues in the comparative prior-year period. The $1.3 million decrease was primarily comprised of a $2.9 million reduction in legal cost and a $0.6 million reduction in marketing programs, offset by the aforementioned merger-related costs of approximately $2.3 million.

Research and Development Expense.  Research and development (R&D) spending decreased to approximately $1.8 million for the three-month period ended September 26, 2009, from approximately $2.3 million for the comparative prior-year period. The decrease is attributed to the completion of our efforts to implement improvements to our products.

Income Taxes.  The benefit from income taxes results from a combination of activities of the Company and its domestic and foreign subsidiaries. We recorded effective tax rates of approximately 25% and 45% for each of the three-month periods ended September 26, 2009 and September 27, 2008, respectively.

The effective tax rate for the period ended September 26, 2009 differs from the statutory rate primarily due to differences in foreign tax rates, R&D credits, state taxes, and other permanent items.

The effective rate for the period ended September 27, 2008 differs from the statutory rate primarily due to differences in foreign tax rates, state taxes, and other permanent items. The foreign rate difference is due to income reported in a high tax-rate jurisdiction combined with losses benefited in a jurisdiction with a lower tax rate.

Liquidity and Capital Resources

Our cash and cash equivalents and our investment in short and long-term marketable securities at September 26, 2009 totaled approximately $25.6 million compared with approximately $29.8 million at September 27, 2008. The principal components of the decrease are the general funding of operations and the incurred costs associated with our proposed merger with Syneron Medical, Ltd. We continue to have no long-term debt. We believe that the combination of existing cash and cash equivalents, and marketable securities on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. However, we cannot be sure that we will not require additional capital beyond the amounts currently forecasted by us, or that any such required additional capital will be available on reasonable terms, if at all, as it becomes required.

Cash used by operating activities amounted to approximately $1.5 million for the three-month period ended September 26, 2009 as compared to cash used by operating activities of approximately $3.6 million for the same period in the prior year. The decrease in cash used by operating activities is attributable to the monetization of assets and liabilities in the normal course of business with no single item or group of items representing a significant portion of the year-over-year difference.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and the license agreement with the Regents. The table below in the next section titled “Contractual Obligations” shows the amounts of our operating lease commitments and purchase commitments payable by year.

Contractual Obligations

Outstanding contractual obligations of the Company are reflected in the following table:

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Royalty commitments	$2,250	$1,000	$500	$500	$250
Operating leases	4,368	2,120	2,033	98	117

Total contractual obligations	$6,618	$3,120	$2,533	$598	$367

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We have cash equivalents and marketable securities that may consist of money market mutual funds, certificates of deposit, U.S. government securities, fixed income corporate securities and equity investments. The majority of these investments have maturities which fall within one to three years. We believe that our exposure to interest rate risk is minimal due to the term and type of our investments and those fluctuations in interest rates would not have a material adverse effect on our results of operations.

We have international subsidiaries that transact business in foreign currencies and, therefore, we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our results and financial condition. For the three-month period ended September 26, 2009, approximately 35% and 26% of the Company’s cost of sales and expenses, respectively, were denominated in foreign currencies. In addition, approximately 34% and 33% of the Company’s consolidated assets were subject to foreign currency exchange fluctuations at September 26, 2009 and June 27, 2009, respectively, while approximately 50% and 53% of its consolidated liabilities were exposed to foreign currency exchange fluctuations at September 26, 2009 and June 27, 2009, respectively. From time to time, we may enter into foreign currency exchange contracts to reduce our exposure to foreign currency exchange risk and variability in operating results due to fluctuation in exchange rates underlying the value of current transactions and anticipated transactions denominated in foreign currencies. These contracts obligate us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These contracts are denominated in the same currency in which the underlying transactions are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. The principal foreign currencies applicable to our business are the Euro and the Yen.

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

The Company had no foreign currency contracts outstanding at September 26, 2009.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 26, 2009, the end of the period covered by this quarterly report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has designed such controls and procedures to provide reasonable assurance of achieving their objectives. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving their objective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Candela Corporation

Part II.  Other Information

Item 1 - Legal Proceedings

The Company is currently involved in two litigation matters with Palomar Medical Technologies, Inc. (“Palomar”).

•                  Palomar asserts that it is the exclusive licensee from The General Hospital Corporation (“Mass. General”) of U.S. Patent No. 5,735,844 (the “‘844 Patent”) and U.S. Patent No. 5,595,568, which is related to the ‘844 Patent (the “‘568 Patent”).  On August 9, 2006, Palomar filed suit against the Company in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of the ‘844 Patent. Palomar seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. In November 2006, the Company answered the complaint by denying Palomar’s allegations and asserting a variety of affirmative defenses and counterclaims against Palomar. This response included a counterclaim by the Company against Palomar seeking a declaratory judgment that the ‘568 Patent is either invalid, or products manufactured by the Company do not infringe the ‘568 Patent, or both. In November 2006, Palomar filed an answer denying the Company’s counterclaim. In February 2007, Palomar moved to amend its Complaint to add The General Hospital Corporation as a party, to add a claim for infringement by Candela of the ‘568 Patent, and to allege that additional Candela products infringe the ‘844 Patent. Palomar’s motion to amend its Complaint was granted in August 2007. In February 2007, Candela moved to amend its Answer and Counterclaims to add allegations of inequitable conduct, double-patenting and violation of Mass. Gen. Laws Ch. 93A by Palomar. The Company’s motion to amend its Answer and Counterclaims was granted in March 2007. Palomar filed a general denial response to Candela’s Amended Answer and Counterclaim in March 2007. In August 2007, the parties had a Markman hearing before the U.S. District Court Judge presiding over the above-described legal proceeding. In a Markman hearing, the Court interprets the definitions of the disputed claim terms of a patent. On October 31, 2008, the Company requested a stay of the case with the Court, which was granted on November 17, 2008.  The Company did so based upon a third party’s re-examination request that was granted by the United States Patent and Trademark Office on August 29, 2008. The re-examination is with respect to both the ‘568 and ‘844 Patents, including many of the Claims at issue in this case.  In November 2008, the Court stayed the case until the United States Patent and Trademark Office rules on the re-examination.  On December 9, 2008, Candela filed requests for re-examination of the ‘568 and ‘844 Patents with the United States Patent & Trademark Office asserting that all claims currently in dispute with Palomar be held invalid.  On January 7, 2009, the United States Patent and Trademark Office granted the Company’s re-examination request of the ‘844 Patent and the ‘568 Patent. The United States Patent and Trademark Office stated that there are substantial new questions of patentability for all claims asserted against the Company by Palomar.  On June 5, 2009, the PTO issued an office action confirming as patentable the majority of the claims of the ‘844 patent in re-examination as patentable.  On June 19, 2009, Palomar moved to lift the stay based on responses by the PTO in the ‘844 re-examination proceeding, which the Company opposed on July 13, 2009. In July 2009, the PTO issued a notice of intent to issue a re-examination certificate for the ‘844 patent. In August 2009, the PTO issued a notice of intent to issue a re-examination certificate for the ‘568 patent, confirming the patentability of the claims in re-examination.  The Court has yet to rule on the motion to lift the stay.

•                  On August 10, 2006, the Company filed suit against Palomar in the United States District Court for the District of Massachusetts, asserting willful infringement by Palomar of U.S. Patent Nos. 6,659,999, 5,312,395 (the “395 Patent”), and 6,743,222 (the “‘222 Patent”). The Company seeks compensatory and treble damages for the patent infringement, as well as attorneys’ fees and an injunction against Palomar to prevent Palomar’s continuing infringement. The Company served its complaint on Palomar in August 2006. In October 2006, the Company amended the Company’s suit against Palomar by removing from the suit allegations that Palomar infringes Patent 6,659,999. In October 2006, Palomar answered the Company’s amended complaint by denying the Company’s allegations and asserting an affirmative defense of inequitable conduct with respect to the ‘395 Patent. In addition, Palomar filed a demand for a declaratory judgment seeking a judicial determination that Palomar products either do not infringe the ‘395 Patent and ‘222 Patent or that such patents are invalid. In November 2006, the Company answered the counterclaim by denying Palomar’s allegations. In February 2008, Palomar filed a request for re-examination of the Company’s ‘222 Patent with the United States Patent and Trademark Office (“PTO”). In March 2008, the PTO granted re-examination. In June 2008, the Court stayed the case until the PTO rules on the re-examination.  To avoid the necessity of repeated status conferences, the Company requested administrative closure of the case on November 26, 2008, subject to reopening when the ‘222 Patent emerged from re-examination.  The Court granted this request on December 1, 2008.

•                  While the Company intends to vigorously contest Palomar’s allegations, and to pursue its own claims against Palomar, each lawsuit is inherently uncertain and unpredictable as to its ultimate outcome. An adverse outcome in Palomar’s suit against the Company would materially hurt the Company’s business, financial condition, results of operations and cash flows.

After the announcement of Candela’s proposed merger with Syneron, on September 24, 2009 and October 30, 2009, two putative class action lawsuits, captioned Claude Colp v. Gerard Puorro, et al., No. 09-4092 and Chelsea Colombo v. Candela Corporation, et al., No. 09-4666, were filed in the Suffolk County Business Litigation Session of the Massachusetts Superior Court against Candela and the members of Candela’s board of directors. On November 5, 2009, an amended complaint was filed in the Colp action (the “Amended Complaint”). The plaintiffs in the two actions purport to sue on behalf of a class of Candela stockholders, and allege that members of Candela’s board of directors breached fiduciary duties owed to Candela stockholders through, among other things, the failure to maximize shareholder value, the use of an unfair or flawed process in connection with the proposed merger between Candela and Syneron, and the omission of material information and/or the provision of materially misleading information concerning the merger. The complaints further allege that Candela, with others, aided and abetted the purported breaches of fiduciary duties. One or both of the complaints seek, among other relief: rescission of the merger agreement; an injunction against the merger; rescission of the transaction (or damages) if consummated; an order requiring disclosure of all material information relating to the proposed merger; as well as an award of all costs and disbursements of the actions, including reasonable attorneys’ fees and expenses. Plaintiffs, Candela and the named individual defendants have requested that the Court consolidate the two actions. If consolidation is ordered, the Amended Complaint is expected to be the operative complaint for the consolidated action. Candela denies the allegations in the complaints and intends to defend these lawsuits vigorously.

On February 19, 2008, Cardiofocus, Inc. (“Cardiofocus”) filed suit against the Company and eight other companies in the United States District Court for the District of Massachusetts, asserting willful infringement by the Company of U.S. Patents 6,457,780, 6,159,203 and 5,843,073. Cardiofocus seeks compensatory and treble damages, as well as attorneys’ fees and injunctive relief. On April 21, 2008, the Company answered Cardiofocus’ complaint and asserted a variety of counterclaims against Cardiofocus. The Company intends to vigorously defend against the lawsuit. Based upon Candela’s request, on July 23, 2008, the United States Patent & Trademark Office (“PTO”) agreed to re-examine the validity of the Cardiofocus patents. On October 14, 2008, the Court agreed to stay this matter for a minimum of one year, up to a maximum of two years, but no later than the PTO’s decision with respect to the re-examination proceedings.

While the Company believes that the likelihood of loss in each of the disclosed proceedings is reasonably possible, the possibility of loss or range of loss for each matter is not estimable, except with regard to Palomar. In accordance with ASC Topic 450, Contingencies, as of November 10, 2009, the Company estimated the range of the loss contingency associated with the Palomar litigation claims to be in the range of $0 to $46 million. As the Company has assessed that contingent losses related to these proceedings are only reasonably possible, pursuant to ASC Topic 450, an accrual has not been recorded for any of these loss contingencies.

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

Item 1A - Risk Factors

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Candela has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Candela’s Annual Report on Form 10-K for the year ended June 27, 2009 which was filed with the SEC on October 1, 2009 (SEC File No. 000-14742) (the “Annual Report”) and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause Candela’s actual results to differ materially from those in the forward-looking statements. There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report.

Item 6 - Exhibits

(a)                                  Exhibits

Exhibit 2.1

Agreement and Plan of Merger, dated as of September 8, 2009, among Syneron Medical Ltd., Syneron Acquisition Sub, Inc. and Candela Corporation (filed as Exhibit 2.1 to Candela Corporation’s Current Report on Form 8-K (File No. 000-14742) filed on September 9, 2009 and incorporated herein by reference)

Exhibit 10.1

Form of Voting Agreement and a schedule of signatories thereto (filed as Exhibit 99.1 to Candela Corporation’s Current Report on Form 8-K (File No. 000-14742) filed on September 9, 2009 and incorporated herein by reference)

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

CANDELA CORPORATION

Date:	November 10, 2009	/s/ Robert E. Quinn
Robert E. Quinn
Chief Financial Officer

Candela Corporation

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 2.1

Agreement and Plan of Merger, dated as of September 8, 2009, among Syneron Medical Ltd., Syneron Acquisition Sub, Inc. and Candela Corporation (filed as Exhibit 2.1 to Candela Corporation’s Current Report on Form 8-K (File No. 000-14742) filed on September 9, 2009 and incorporated herein by reference)

Exhibit 10.1

Form of Voting Agreement and a schedule of signatories thereto (filed as Exhibit 99.1 to Candela Corporation’s Current Report on Form 8-K (File No. 000-14742) filed on September 9, 2009 and incorporated herein by reference)

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